Form 10-Q
period 2015-03-31
Jernigan Capital, Inc.
filed 2015-05-15
CIK 1622353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-36892
(Commission file number)

JERNIGAN CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1978772
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1395 Brickell Avenue	33131
Miami, Florida	(Zip Code)
(Address of principal executive offices)

(305) 381-9696
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2015, 6,010,000 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

In this quarterly report on Form 10-Q (“report”), unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “operating partnership” refers to Jernigan Capital Operating Partnership LP, a Delaware limited partnership; and “our Manager” refers to JCap Advisors, LLC, a Florida limited liability company.

PART I. FINANCIAL INFORMATION

Item	1. Financial Statements

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	3/31/2015	12/31/2014
ASSETS:	(Unaudited)
Cash	$1,000	$1,000
Restricted Cash	15,000	15,000

Deferred Offering Costs	1,411,676	-
Total Assets	$1,427,676	$16,000

LIABILITIES:
Customer Due Diligence Deposits	$15,000	$15,000
Organization Costs Due to Manager	146,983	-
Accrued Expenses (of which $96,925 is due to Manager)	1,411,676	-
Total Liabilities	$1,573,659	$15,000

STOCKHOLDER’S (DEFICIT) EQUITY:
Common Stock, $0.01 par value, 500,000,000 and 1,000 shares authorized at March 31, 2015 and December 31, 2014, respectively;
1,000 shares issued and outstanding.	$10	$10
Additional Paid-In Capital	990	990
Accumulated deficit during the development stage	(146,983)	-
Total Stockholder’s (Deficit) Equity	(145,983)	1,000
Total Liabilities and Stockholder’s (Deficit) Equity	$1,427,676	$16,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

1

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2015

Revenues	$-

Organization Costs	$146,983

Net Loss	($146,983)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2015

Cash flows from operating activities:
Net loss	$(146,983)

Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:

Increase (decrease) in organization costs due to manager	146,983
Net cash provided by (used in) operating activities	$-

Net change during the period	$-

Cash, beginning of period	$1,000

Cash, end of period	$1,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

3

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF EQUITY

For the three months ended March 31, 2015

	Common Stock	Paid-In-Capital In Excess of Par	Accumulated Deficit During Development Stage	Total Stockholder's (Deficit) Equity
Balance on January 1	$10	$990	$-	$1,000
Net Loss	-	-	(146,983)	(146,983)
Balance on March 31	$10	$990	$(146,983)	$(145,983)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (the “Company”) was organized in Maryland on October 1, 2014. Under the Company’s Articles of Incorporation, as amended, the Company is authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock.

The Company completed its initial public offering (the “IPO”) and received funds on April 1, 2015, as disclosed in Note 7. Proceeds from the offering will be used primarily to acquire real estate loans which are to be initially originated by JCap Advisors LLC, the Company’s manager (hereafter referred to as the “Manager”). The Company will be subject to the risks involved with commercial real estate finance. These include, among others, the risks normally associated with changes in the general economic climate, creditworthiness of borrowers, competition for borrowers, changes in tax laws, interest rate levels, and the availability of financing. The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The sole stockholder of the Company as of March 31, 2015 was the founder and chief executive officer, who accordingly is an affiliate of the Company. The founder’s initial capital contribution to the Company was $1,000, made on October 2, 2014.

2. BASIS OF PRESENTATION

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Substantially all operations will be conducted through Jernigan Capital Operating Partnership LP (the “Operating Partnership”) which is a wholly-owned subsidiary of the Company and of which the Company is the sole General Partner. The Operating Partnership was formed on March 5, 2015.

As of March 31, 2015, the Company was considered a Development Stage Company and had not commenced substantial operations.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates.

Underwriting Commissions and Costs

Underwriting commissions and costs to be incurred in connection with the Company’s stock offerings will be reflected as a reduction of additional paid-in capital.

Organization Costs and Offering Costs

Costs incurred to organize the Company are expensed as incurred. As of March 31, 2015, the Company had incurred $146,983 of organization costs, which were paid by the Manager and were reimbursed by the Company after completion of the IPO.

Offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s common stock. As of March 31, 2015, such costs totaled $1,411,676, which included $886,497 of unbilled legal expenses. The Company has capitalized offering costs incurred to date, which were reclassified to stockholder’s equity as a reduction to paid-in capital, upon completion of the Company’s IPO.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses will be established through a provision for loan losses charged to expense in accordance with Financial Accounting Standards Board (“FASB”) Topic ASC 310, “Receivables.” Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance will be an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation will take into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay.

In connection with the Company’s lending activities, management may also originate certain acquisition, development, and construction loans with certain participation arrangements that will be accounted for under FASB ASC Topic 310-10-25, Receivables.

Interest income will accrue as earned on a simple interest basis. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. The Company will recognize income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses. Interest that had accrued in the current year is reversed out of current period income.

The allowance for loan losses will represent management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses will be increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable will be charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.

The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates and environmental factors by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications.

A loan will be considered impaired when, based on current information and events; it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment will be measured on a loan by loan basis for all impaired loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses will be established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

As of March 31, 2015, the Company did not have any loans outstanding.

Fair Value Measurement

Under FASB ASC Topic 820, “Fair Value Measures and Disclosures,” the fair value of financial instruments will be categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the balance sheet will be categorized based on the inputs to the valuation techniques as follows:

Level 1 —	Quoted prices for identical assets or liabilities in an active market.

Level 2 —	Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 —	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

As of March 31, 2015, the Company’s only financial instrument was cash, the fair value of which was estimated to approximate its carrying amount.

Restricted Cash

The Company’s restricted cash balance at March 31, 2015 includes a customer due diligence deposit received in connection with a prospective loan.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging,” management will measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in the Company’s balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which management elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument will be recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative will be reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges will be recognized in earnings. As of March 31, 2015, the Company had not entered into any derivative instruments.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

Variable Interest Entities

A Variable Interest Entity (“VIE”) is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. Management will base the qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. Management will reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management will determine whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions.

Management will analyze and evaluate new investments and financings to determine whether they are a VIE, as well as reconsideration events for existing investments and financings, which may vary depending on type of investment or financing.

Equity Investments

The Company may report certain limited portions of its investments as investments in joint ventures. Investments in joint ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method as prescribed by FASB ASC 323-30, Investments — Equity Method and Joint Ventures, Partnerships, Joint Ventures, and Limited Liability Entities, (“ASC 323-30”).

Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Sub Topic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on future results of operations or financial condition.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods effective January 1, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with our operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market fuds.  This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, FASB issued guidance that simplifies presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums.  The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015.   The Company does not expect adoption will have a material impact on its consolidated financial statements.

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code commencing with the taxable year ending December 31, 2015. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

4. STOCKHOLDER’S EQUITY

As of March 31, 2015, and December 31, 2014, the Company was authorized to issue 500,000,000 and 1,000 common equity shares, respectively, of which 1,000 were issued and outstanding. Additionally 100,000,000 preferred equity shares have been authorized, but none were outstanding or issued at March 31, 2015, and December 31, 2014.

5. FINANCING AGREEMENTS

During the three months ended March 31, 2015, the Company entered into non-binding term sheets to provide $122.7 million in financing for fifteen (15) properties in eight (8) states (CO, CT, FL, GA, LA, MA, MI, and NC). Thirteen (13) of the loans are development loans, while two (2) are stabilized asset loans. The term sheet agreements are subject to entry into definitive agreements that will include customary closing conditions, and there can be no assurance that the loans will close on the terms anticipated, or at all.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

6. RELATED PARTY TRANSACTIONS

On April 1, 2015, the Company entered into a management agreement with its Manager. Pursuant to the terms of the management agreement, the Manager will be responsible for (a) the Company’s day-to-day operations, (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

The initial term of the management agreement will be five years, with up to a maximum of three, one-year extensions that end on the applicable anniversary of the completion of the Company’s offering. The Company’s independent directors will review the Manager’s performance annually. Following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors based upon: (a) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (b) the Company’s determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the independent directors. The Company will provide its Manager with 180 days’ prior notice of such a termination. Upon such a termination, the Company will pay the Manager a termination fee except as provided below.

The Company also may terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the board of directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the management agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of the Company’s independent directors determines is materially detrimental to the Company; (iv) the Manager committing fraud against the Company, misappropriating or embezzling the Company’s funds, or acting grossly negligent in the performance of its duties under the management agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for the Company and to manage and develop the Company’s investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) the departure of Mr. Jernigan from the senior management of the Manager during the term of the management agreement other than by reason of death or disability.

The Manager may terminate the management agreement if the Company becomes required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay the Manager a termination fee. The Manager may also decline to renew the management agreement by providing the Company with 180 days’ written notice, in which case the Company would not be required to pay a termination fee.

The management agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer or chief financial officer. In the event that the Company terminates the management agreement per the terms of the agreement, other than for cause, there will be a termination fee due to the Manager. Finally, at the expiration of the management agreement, including any extensions, the Company will have the opportunity to purchase the assets and equity interests of the Manager.

No later than 180 days prior to the end of the initial term of the management agreement, the Manager will offer to contribute to the Company’s Operating Partnership at the end of the initial term all of the assets or equity interests in the Manager on such terms and conditions included in a written offer provided by the Manager.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

The offer price will be based on the following financial framework: the lesser of (i) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (ii) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the “Internalization Formulas”).

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of the Company’s independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. If the Manager is not through this process, the Manager and the special committee will repeat this process annually during the term of any extension of the management agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee.

On February 5, 2015, our Manager provided a $250,000 personal, unsecured loan to the developer of the Orlando, Florida and Miami, FL (SW 8th Street) self-storage facilities to fund an earnest money deposit in connection with the Miami, FL (SW 8th Street) self-storage facility. The personal loan to the developer is evidenced by a promissory note, which provides for an annual fixed interest rate of 4.0% and a maturity date of June 9, 2015. Upon closing of the anticipated Development Loan with respect to the Miami, FL (SW 8th Street) self-storage facility, the deposit will be applied to the repayment of our Manager’s loan.

On March 23, 2015, 2015 our Manager provided a $2.5 million loan to the developer of the Miami, FL (79th Street) and Miami, FL (36th Street) self-storage facilities to fund the acquisition of land in connection with the Miami, FL (79th Street) self-storage facility. The loan to the developer was evidenced by a promissory note, which provides for a 90-day loan, secured by a mortgage on the property and guaranteed by the developers of the property. The loan was repaid with the proceeds of the construction and mezzanine loans that the Company closed on May 14, 2015.

Management Fees and Incentive Fee

The Company does not intend to employ personnel. As a result, the Company will rely on the properties, resources and personnel of the Manager to conduct operations. The Company will pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase our common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable quarterly in arrears in cash. The base management fee is payable independent of the performance of the Company’s portfolio. The base management fee of the Company’s Manager shall be calculated within 30 days after the end of each fiscal quarter and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base management fee in cash within five business days after delivery of the written statement of our Manager to the Company setting forth the computation of the management fee for such quarter.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

Incentive Fee

The Manager will be entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the management agreement is in effect) in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

IF = .20 times (A minus (B times .08)) minus C

In the foregoing formula:

• A equals our Core Earnings (as defined below) for the previous 12-month period;

• B equals (i) the weighted average of the issue price per share of the Company’s common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12-month period and (ii) shares of common stock issuable upon conversion of outstanding OP Units); and

• C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12-month period.

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return will be calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of our common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is a defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any facilities underlying our target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings will be calculated on the basis of the number of days that the management agreement has been in effect on an annualized basis.

The Manager will compute each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly deliver such calculation to the Company’s board of directors. The amount of the installment shown in the calculation will be due and payable no later than the date which is five business days after the date of delivery of such computation to the board of directors. The calculation generally will be reviewed by the board of directors at their regularly scheduled quarterly board meeting.

JERNIGAN CAPITAL, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 (Unaudited)

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to or disclosure in the consolidated financial statements except for the following:

On April 1, 2015, the initial public offering was completed and the Company received $93,000,000 in proceeds, net of underwriter’s discount. Simultaneously, the Company received $5,000,000 in proceeds from the concurrent private placement with an affiliate of its founder. In connection with these transactions, the Company issued 5,000,000 and 250,000 shares of common stock, respectively.

On April 1, 2015, the Company entered into its management agreement with the Manager.

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining non-employee directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP Units.  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock, which vest ratably over a three-year period.

On April 9, 2015, the Company completed the sale of shares of common stock to the underwriters of its IPO pursuant to the underwriters’ over-allotment option. The Company issued 750,000 shares of common stock and received $13,950,000 in net proceeds.

On April 9, 2015, the Company closed its first loan to provide funding for a stabilized self-storage facility, located in the Detroit, MI metropolitan statistical area. The Company’s funding totaled $3.2 million.

On April 20, 2015, the Company closed a $4.4 million loan and $0.9 million preferred equity investment for a self-storage facility to be developed in the Orlando, FL metropolitan statistical area. The Company’s initial funding totaled $1,628,760 and committed capital totaled $5.3 million.

On May 14, 2015, the Company closed a $13.2 million construction loan and $1.6 million mezzanine loan transaction for a self-storage facility development in Miami, FL, funding $2.66 million at closing. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by assignment of partnership interest, is evidenced by a note and pledge agreements and other customer mezzanine loan security documents.

On May 14, 2015, the Company closed a $12.3 million construction loan and $1.5 million mezzanine loan transaction for a self-storage facility development in Miami, FL, funding $1.66 million at closing. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by assignment of partnership interest, is evidenced by a note and pledge agreements and other customer mezzanine loan security documents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual results could differ materially from those set forth in the forward-looking statements.  Some factors that might cause such a difference include the following: general volatility of the capital markets and the market price of our common stock, changes in our business strategy, availability, terms and deployment of capital, availability of qualified personnel, changes in our industry, interest rates or the general economy, the degree and nature of our competition and the other factors described in the section entitled “Risk Factors” in the prospectus relating to the IPO, which was filed with the SEC on March 30, 2015.  Given these uncertainties, undue reliance should not be placed on such statements.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.  We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

Overview

Jernigan Capital, Inc. is a commercial real estate finance company that lends to private developers, owners and operators of self-storage facilities. We intend to originate a diversified portfolio of development, acquisition, and refinance loans secured by self-storage facilities primarily in the top 50 United States metropolitan statistical areas, or MSAs, as delineated by the U.S. Office of Management and Budget. We focus primarily on directly originating our target investments, which enables us to: (1) originate broad and adaptable loan products that meet the specific needs of our customers; (2) have direct access to our borrowers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight into our customers’ pro forma capital structures and decisions; (4) actively negotiate flexible transaction pricing and terms; and (5) earn origination and structuring fees. In addition to primarily originating loans, we may at times source loans through mortgage brokers and other third parties. At the time of or after origination of a majority of our mortgage loans, we may bifurcate such loans into a senior tranche, or First Mortgage Loan, which we expect to sell to third party investors or obtain financing through the issuance of debt secured by the First Mortgage Loan, and a junior tranche, or Junior Mortgage Loan, which we expect to retain. Initially we plan to fund and hold First Mortgage Loans prior to sale (or financing) primarily with equity proceeds from our initial public offering, but following our initial investment period, we will fund and hold First Mortgage Loans prior to sale primarily with capital provided through an anticipated revolving credit facility. We also may originate or acquire mezzanine loans, which typically take the form of subordinated loans secured by second mortgages on the underlying facility or loans secured by a pledge of the ownership interests of either the entity owning the facility or a pledge of the ownership interests of the entity that owns the interest in the entity owning the facility. We expect to hold for investment any mezzanine loans we originate or acquire. We anticipate that the majority of loans we originate together with any concurrent mezzanine loans will be in aggregate principal amounts ranging from $5 million to $15 million, have combined loan-to-value (“LTV”) or loan-to-cost (“LTC”) ratios of up to 90%, and have either fixed or floating interest rates. Many of our loans also will include an equity participation feature. We believe the spread between our borrowing cost under the anticipated credit facility and the interest rate on the First Mortgage Loans, combined with the higher returns on Junior Mortgage Loans and Mezzanine Loans that we retain, will allow us to provide our stockholders with stable, attractive dividends and the potential for capital appreciation through equity participations, which should translate to higher returns than if all our investments were financed exclusively with equity.

We incorporated in Maryland on October 1, 2014 and intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2015. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our intended qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans and other loans in the self-storage industry. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates will vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers.

Changes in Fair Value of Our Assets.

We intend to generally hold our target investments as long-term investments. We evaluate our loans for impairment on a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if repayment is expected solely from the collateral. Although we hold our target loans as long-term investments, we may occasionally classify some of our loans as held-for-sale. Loans classified as held-for-sale will be carried at the lower of cost or fair value.

Changes in Market Interest Rates.

With respect to our proposed business operations, increases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of our loan portfolio to decline; interest rates on our floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of our mortgage loan portfolio to increase; interest rates on our floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Credit Risk.

We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive review and selection process and by proactively monitoring originated or acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions.

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage industry remains low compared to historical averages, the industry is seeing increased construction starts recently and the trend is expected to continue upwards. In addition, the number of transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand factors of the self-storage industry include population mobility and new job creation, both of which are experiencing increases since the recession. These factors have created demand for self-storage, which in turn has developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge will enable us to makes loans at ratios of 90% LTC and LTV. We believe there is a significant demand for development, acquisition and refinancing loans in the self-storage industry.

Results of Operations

The Company’s operations officially commenced on April 1, 2015, with the receipt of proceeds from our initial public offering. The Company incurred a net loss of $146,983, which was due to organizational costs for which we reimbursed our Manager in April 2015. No meaningful results of operations occurred in the period ended March 31, 2015.

Recent Developments

We have closed on four (4) lending transactions, of which three (3) are new developments and one (1) is a stabilized facility. Total funding commitments provided for these closings are approximately $36.5 million, and are in the states of Florida and Michigan.

On February 5, 2015, our Manager provided a $250,000 personal, unsecured loan to the developer of the Orlando, Florida and Miami, FL (SW 8th Street) self-storage facilities to fund an earnest money deposit in connection with the Miami, FL (SW 8th Street) self-storage facility. The personal loan to the developer is evidenced by a promissory note, which provides for an annual fixed interest rate of 4.0% and a maturity date of June 9, 2015. Upon closing of the anticipated Development Loan with respect to the Miami, FL (SW 8th Street) self-storage facility, the deposit will be applied to the repayment of our Manager’s loan.

On March 2, 2015, the Manager provided an $180,186 personal unsecured revolving line of credit to a potential borrower for working capital and pre-development costs for expected upcoming deals. On March 2, 2015, and April 10, 2015, draws of $43,750 and $20,000, respectively, were made on the revolving line for a total outstanding principal balance of $63,750.

In addition, on March 10, 2015 our Manager agreed in principle to provide a $2.5 million loan to the developer of the Miami, FL (79th Street) and Miami, FL (36th Street) self-storage facilities to fund the acquisition of land in connection with the Miami, FL (79th Street) self-storage facility. The loan to the developer will be evidenced by a promissory note, which provides for a 90-day loan, secured by a mortgage on the property and guaranteed by the developers of the property.

Business Outlook

As of the date of this report, we have entered into 16 term sheets for lending transactions for an aggregate principal amount of approximately $123.0 million. The 16 term sheets consist of 9 remaining from our pipeline as of March 31, 2015, totaling $64.2 million and 7 term sheets executed since March 31, 2015, totaling $58.8 million. In addition, we have extended term sheet offers to potential borrowers for 9 lending transactions for an aggregate principal amount of approximately $75.2 million. The states represented in the executed and offered term sheets are Florida, Louisiana, Connecticut, North Carolina, Georgia, Arizona, Wisconsin, Virginia, New Jersey, Pennsylvania, Texas, Massachusetts, Illinois, New York, and Colorado. The term sheets are subject to entry into definitive agreements and other contingencies, and there can be no assurance that the loans will close on the terms anticipated, or at all.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we believe apply to us based on the nature of our initial operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Use of Estimates

The preparation of the balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Underwriting Commissions and Costs

Underwriting commissions and costs to be incurred in connection with the stock offerings will be reflected as a reduction of additional paid-in-capital. Costs incurred to organize our Company will be expensed as incurred. As of March 31, 2015 Mr. Jernigan has incurred $146,983 of organization costs and $1,411,676 of offering costs, including $886,497 of unbilled legal expenses. The founder was reimbursed for $146,983 of organizational costs and $96,925 of offering costs in April 2015 following the closing of the Company’s IPO. The remaining offering costs will be paid with offering proceeds. The Manager will seek reimbursement from the Company for the remaining offering costs as they are paid.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense in accordance with FASB Topic ASC 310, “Receivables.” Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation takes into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay. In connection with our lending activities we may also originate certain acquisition, development, and construction loans with certain participation arrangements that will be accounted for under FASB ASC Topic 310-10-25, “Receivables.” Interest income is accrued as earned on a simple interest basis. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts that the borrower’s financial condition is such that collection of interest is doubtful. We recognize income on impaired loans when they are placed into nonaccrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to us. If these factors do not exist, we will not recognize income on such loans. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses. Interest that had accrued in the current year is reversed out of current period income.

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. The evaluation of the adequacy of the allowance for loan losses includes, among other factors, an analysis of historical loss rates and environmental factors by category, applied to current loan totals. However, actual losses may be higher or lower than historical trends, which vary. Actual losses on specified problem loans, which also are provided for in the evaluation, may vary from those estimated loss percentages, which are established based upon a limited number of potential loss classifications. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for all impaired loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of our impaired loans are measured based on the estimated fair value of the loan’s collateral.

Fair Value Measurement

Under FASB ASC Topic 820, “Fair Value Measures and Disclosures,” the fair value of financial instruments will be categorized based on the priority of the inputs to the valuation technique and categorized into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the consolidated balance sheet will be categorized based on the inputs to the valuation techniques as follows:

Level 1— Quoted prices for identical assets or liabilities in an active market.

Level 2— Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3— Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement. As of December 31, 2014, our only financial instrument was cash, the fair value of which was estimated to approximate its carrying amount.

Variable Interest Entities

A VIE is an entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party who, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. We determine whether we are the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for us or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to our business activities and the other interests. We reassess the determination of whether we are the primary beneficiary of a VIE each reporting period. Significant judgments related to these determinations include estimates about the current and future fair value and performance of investments held by these VIEs and general market conditions. We will analyze and evaluate new investments and financings to determine whether they are a VIE, as well as reconsideration events for existing investments and financings, which may vary depending on type of investment or financing.

Equity Investments

We may report certain limited portions of our investments as investments in joint ventures. Investments in joint ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method as prescribed by FASB ASC 323-30, Investments — Equity Method and Joint Ventures, Partnerships, Joint Ventures, and Limited Liability Entities, (“ASC 323-30”).

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining non-employee directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including LTIP units, which are convertible on a one-for-one basis into OP Units.  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock, which vest ratably over a three-year period.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in the debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

In accordance with FASB ASC Topic 815, “Derivatives and Hedging,” we will measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our consolidated balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under FASB ASC Topic 825 “Financial Instruments,” the changes in fair value of the derivative instrument will be recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative will be reported in other comprehensive income. Changes in the effective portions of cash flow hedges will be recognized in earnings.

Income Taxes

We intend to elect to be taxed as a REIT and to comply with the related provisions of the Code, commencing with the taxable year ending December 31, 2015. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Sub Topic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on future results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods effective January 1, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with our operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, FASB issued guidance that simplifies presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums.  The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015.   The Company does not expect adoption will have a material impact on its consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to originate our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) loan sales, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. The sources of financing for our target investments are described below.

Credit Facility

We have engaged in discussions with potential lenders with respect to establishing a credit facility. We expect to establish a credit facility with a commercial bank on terms that are generally consistent with current market terms and conditions.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Stockholders will have no preemptive right to additional shares issued in any offering, and any offering may cause a dilution of your investment.

Leverage Policies

We intend to finance our Initial Portfolio of self-storage loans with the proceeds of the IPO. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 25-35% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain First Mortgage Loans. During periods where our portfolio consists mostly of mortgage loans that have not been bifurcated, we may borrow up to 65% of the principal value of such loans pending tranching of such loans and sale of First Mortgage Loans resulting from such tranching. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-Q or Form 10-K for the period in which the change was made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in their sole discretion.

Policies with Respect to Other Activities

We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers and do not intend to do so. At all times, we intend to make investments in a manner as to qualify as a REIT, unless because of circumstances or changes in the Code or the regulations of the U.S. Department of the Treasury, our board of directors determines that it is no longer in our best interest to qualify as a REIT. We intend to make investments in such a way that we will not be treated as an investment company under the Investment Company Act of 1940. We also are subject to the information reporting requirements of the Exchange Act. Pursuant to these requirements, we file periodic reports, proxy statements and other information, including audited consolidated financial statements, with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements audited by our independent certified public accountants and with quarterly reports containing unaudited consolidated financial statements for each of the first three quarters of each fiscal year.

Future Revisions in Policies and Strategies

The board of directors has the power to modify or waive our investment policies and strategies without the consent of our stockholders to the extent that the board of directors (including a majority of our independent directors) determines that a modification or waiver is in the best interest of our stockholders. Among other factors, developments in the market that either affect the policies and strategies mentioned herein or that change our assessment of the market may cause our board of directors to revise our policies and strategies.

Contractual Obligations and Commitments

On February 5, 2015, our Manager provided a $250,000 personal, unsecured loan to the developer of the Orlando, Florida and Miami, FL (SW 8th Street) self-storage facilities to fund the earnest money deposit in connection with the Miami, FL (SW 8th Street) self-storage facility. The personal loan to the developer is evidenced by a promissory note, which provides for an annual fixed interest rate of 4.0% and a maturity date of June 9, 2015. Upon closing of the anticipated Development Loan with respect to the Miami, FL (SW 8th Street) self-storage facility, the deposit will be applied to the repayment of our Manager’s loan.

On March 2, 2015, our Manager provided a $180,186 personal secured revolving line of credit to the developers of the Denver, CO and Charlotte, NC self-storage facilities to fund certain earnest money deposits and due diligence costs in connection with the acquisition of self-storage facility sites. The loan is evidenced by a pledge of ownership interests and promissory note, which provides for an annual fixed interest rate of 5% and a maturity of July 31, 2017. Loan repayment is not through offering proceeds, but rather through proceeds separately generated by the borrowers.

On March 2, 2015, our Manager funded a $43,750 drawdown on the personal unsecured revolving line of credit. On April 10, 2015, the Manager funded a $20,000 drawdown on the personal unsecured revolving line of credit. Total outstanding at this date was $63,750.

On March 23, 2015, 2015 our Manager provided a $2.5 million loan to the developer of the Miami, FL (79th Street) and Miami, FL (36th Street) self-storage facilities to fund the acquisition of land in connection with the Miami, FL (79th Street) self-storage facility. The loan to the developer was evidenced by a promissory note, which provides for a 90-day loan, secured by a mortgage on the property and guaranteed by the developers of the property. The loan was repaid with the proceeds of the construction and mezzanine loans that we closed on May 14, 2015.

On April 1, 2015, we entered into a management agreement with our Manager. Our Manager will be entitled to receive a base management fee, an incentive fee and the reimbursement of certain expenses. Our Manager will use the proceeds from its management fee in part to pay compensation to its Chief Executive Officer and Chief Financial Officer who, notwithstanding that they also are our officers, will receive no cash compensation directly from us. See Footnote 6 to the Consolidated Financial Statements.

On April 9, 2015, the Company funded a $3.2 million stabilized loan for an existing facility in Lake Orion, MI. The entire loan amount was funded at closing.

On April 20, 2015, the Company closed a $4.4 million construction loan and $0.9 million preferred equity investment, with $3.7 million remaining loan proceeds to be funded for a self-storage facility development in Ocoee, FL. The loan is evidenced by a mortgage, note and other customer real estate loan security documents. The preferred equity investment was fully funded at closing.

On May 14, 2015, the Company closed a $13.2 million construction loan and $1.6 million mezzanine loan transaction for a self-storage facility development in Miami, FL, funding $2.66 million at closing. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by assignment of partnership interest, is evidenced by a note and pledge agreements and other customer mezzanine loan security documents.

On May 14, 2015, the Company closed a $12.3 million construction loan and $1.5 million mezzanine loan transaction for a self-storage facility development in Miami, FL, funding $1.66 million at closing. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by assignment of partnership interest, is evidenced by a note and pledge agreements and other customer mezzanine loan security documents.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of this offering to originate our target investments, we may fund quarterly distributions out of such net proceeds.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our loans. Our Manager will seek to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our Manager’s on-going review, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis. Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under bank credit facilities (including term loans and revolving facilities in part). We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We may also seek to limit the exposure of our borrowers to future fluctuations of interest rates through their use of interest-rate caps and other interest rate hedging instruments.

Interest Rate Mismatch Risk

We may fund a portion of our origination or acquisition of mortgage loans with borrowings that are based on LIBOR, while the interest rates on these loans may be indexed to non-LIBOR or indices, such as U.S. Treasury Yields and other similar index rates. Accordingly, any increase in LIBOR relative to other index rates will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these loans. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

Our analysis of risks is based on our Manager’s experience, estimates, models and assumptions. These analyses rely on models which employ estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and management’s projected results.

Market Risk

Held-for-sale loans will be reflected at their estimated fair value, with the difference between amortized cost and estimated fair value reflected in accumulated other comprehensive income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any available-for-sale investment in our portfolio, the fair value gains or losses recorded in other comprehensive income may be adversely affected.

Real Estate Risk

Self-storage loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. other information

Item 1.	Legal Proceedings

Neither we nor any of our affiliates are the subject of any legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

Item 1A.  Risk Factors

For a discussion of potential risks and uncertainties related to our Company see the information under the heading “Risk Factors” in the prospectus related to our IPO dated March 26, 2015, filed with the SEC on March 30, 2015, in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov. There have been no material changes to the risk factors previously disclosed in the prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Concurrently with the closing of the IPO on April 1, 2015, pursuant to a private placement agreement dated March 26, 2015, we completed a private placement in which we sold 250,000 shares of our common stock to an affiliate of Mr. Jernigan at a price per share of $20, resulting in total proceeds to the Company of $5.0 million. No underwriting costs were incurred in connection with the private placement. The private placement was made pursuant to the exemption provided under Section 4(2) of the Securities Act, based on representations made by the participant in the private placement.

Use of Proceeds from Registered Securities

On April 1, 2015, we completed the IPO, pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $20 and generated gross proceeds of $100 million. On April 9, 2015, we sold an additional 750,000 shares of our common stock at a price per share of $20 to the underwriters of the initial public offering pursuant to the underwriters’ option to purchase additional shares. The aggregate net proceeds to us in the IPO, including the overallotment shares, after deducting the underwriting discount and commissions and expenses payable by us, were approximately $105 million. All of the shares were sold pursuant to our registration statement on Form S-11, as amended (File No. 333-203185), that was declared effective by the SEC on March 26, 2015. Raymond James & Associates, Inc. served as the book-running manager for the offering. Robert W. Baird & Co. Incorporated and Wunderlich Securities, Inc. served as co-managers.

As of May 15, 2015, the net proceeds from the IPO had been used as follows: (i) approximately $244 thousand to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; and (ii) funding of one (1) preferred equity and six (6) loan transactions totaling $8.26 million funded of $37 million in total commitments, which includes repayment of the initial land acquisition financing of the Miami FL (79th Street) project. The remaining net proceeds will be used to pay outstanding expenses incurred in connection with the IPO, to fund the loans subject to term sheets as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook”, including paying the Manager’s fees, for general corporate purposes, including working capital, and, potentially, paying distributions to the Company’s stockholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: May 15, 2015	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Gregory W. Ward
Gregory W. Ward
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement Form S-11/A, filed on March 20, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement Form S-11/A, filed on March 20, 2015)
10.1*	Management Agreement between Jernigan Capital, Inc. and JCap Advisors, LLC
10.2	Amended and Restated Agreement of Limited Partnership of Jernigan Capital Operating Partnership LP (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement Form S-11/A, filed on March 20, 2015)
10.3*	Private Placement Purchase Agreement by and between Jernigan Capital, Inc. and W1 Capital, LLC, dated March 26, 2015
10.4	Form of Restricted Stock Award Agreement for Directors. (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-11/A, filed on March 11, 2014)
10.5*	Indemnification Agreement by and between the Company and each of its directors and officers listed on Schedule A thereto
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
___________ * Filed herewith.

