Form 10-Q
period 2015-06-30
Jernigan Capital, Inc.
filed 2015-08-13
CIK 1622353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

001-36892
(Commission file number)

JERNIGAN CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1978772
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1395 Brickell Avenue	33131
Miami, Florida	(Zip Code)
(Address of principal executive offices)

(305) 381-9696
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 13, 2015, 6,110,000 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

-i-

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands—except share data)

	6/30/2015	12/31/2014
	(Unaudited)
ASSETS:
Cash	$88,444	$1
Restricted cash	106	15
First mortgages	14,429	-
Mezzanine loans.	6,424	-
Other investment	881	-
Interest receivable	32	-
Other assets	86	-
Total Assets.	$110,402	$16

LIABILITIES:
Due to Manager	$698	$-
Accounts payable, accrued expenses, and other liabilities	416	15
Dividends payable	2,139	-
Total Liabilities	3,253	15

EQUITY:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014, respectively;
Common stock, $0.01 par value, 500,000,000 and 1,000 shares authorized at June 30, 2015 and December 31, 2014, respectively;
6,110,000 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	61	-
Additional paid-in capital	110,364	1
Accumulated deficit	(3,426)	-
Total Jernigan Capital, Inc. stockholders’ equity	106,999	1
Non-controlling interests	150	-
Total equity	107,149	1
Total Liabilities and Equity	$110,402	$16

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands—except share and per share data)

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Net interest income:
Interest income from real estate loans	$145	$145
Net interest income	145	145

Expenses:
General and administrative expenses reimbursed to affiliate	520	520
General and administrative expenses	120	266
Unreimbursed investment expenses	150	150
Management fees to affiliate	409	409
Deferred termination fee to affiliate	150	150
Total expenses	1,349	1,495
Other interest income	63	63

Net Loss	$(1,141)	$(1,287)

Basic and diluted net loss per share of common stock	$(0.20)	$(0.44)
Basic and diluted weighted average shares of common stock outstanding	5,934,066	2,983,425
Dividend declared per share of common stock	$0.35	$0.35

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2015

(in thousands)

Cash flows from operating activities
Net loss	$(1,287)
Stock-based compensation	34
Deferred termination fee to affiliate	150
Interest capitalized on outstanding loans	(80)
Accretion of deferred loan origination fees and costs	(3)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest receivable	(32)
Other assets	(86)
Due to Manager	698
Accounts payable, accrued expenses, and other liabilities	206
Net cash used in operating activities	(400)

Cash flows from investing activities
Funding of first mortgages	(14,343)
Funding of mezzanine loans	(6,424)
Acquisition of other investment	(881)
Net cash used in investing activities	(21,648)

Cash flows from financing activities
Net proceeds from issuance of common stock	110,491
Net cash provided from financing activities	110,491
Net change in cash and cash equivalents	88,443

Cash and cash equivalents at the beginning of the year	1

Cash and cash equivalents at the end of the period	$88,444

Supplemental disclosures of non-cash activities:
Restricted Cash – customer due diligence deposits and retained borrower funds for loan costs	$91
Accrued offering costs	100
Accounts payable withheld from loan funding	3
Retirement of common stock	1
Dividend declared	2,139

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

For the six months ended June 30, 2015

(in thousands—except share data)

	Shares	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2014	1,000	$-	$1	$-	$1	$-	$1

Retirement of stock	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuance of restricted stock	110,000	1	(1)	-	-	-	-
Stock-based compensation	-	-	34	-	34	-	34
Deferred termination fee to affiliate	-	-	-	-	-	150	150
Dividends declared	-	-	-	(2,139)	(2,139)	-	(2,139)
Net loss	-	-	-	(1,287)	(1,287)	-	(1,287)
Balance at June 30, 2015	6,110,000	$61	$110,364	$(3,426)	$106,999	$150	$107,149

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2015

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. The Company closed its initial public offering of its common stock (the “IPO”) on April 1, 2015, and has used proceeds of the IPO primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its wholly owned operating partnership, Jernigan Capital Operating Partnership L.P. (the “Operating Partnership”). The Operating Partnership is a consolidated subsidiary of the Company.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for its taxable year ending December 31, 2015. As a REIT, the Company generally will not be subject to U.S. federal income taxes on REIT taxable income, determined without regard to the deduction for dividends paid and excluded capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements for qualification as a REIT set forth in the Code.

2. GENERAL

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited interim financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included herein.

Substantially all operations are conducted through the Operating Partnership, which is a wholly-owned subsidiary of the Company and of which the Company is the sole General Partner. The Operating Partnership was formed on March 5, 2015. All significant intercompany transactions and balances have been eliminated in consolidation.

3. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in capital. Offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s common stock.

Organization Costs

Costs incurred to organize the Company are expensed as incurred.

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

As of December 31, 2014, the Company’s only financial instrument was cash, and as of June 30, 2015, the Company’s financial instruments consisted of cash, restricted cash, originated loans, receivables and payables. The fair value of the financial instruments was estimated to approximate their respective carrying amounts.

The carrying values of cash, restricted cash, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value.

The loans are categorized as Level 3 instruments in the measurement of fair value. The carrying value of loans approximates their fair values. To determine estimated fair values of the loans, market rates of interest, which include credit assumptions, are used to discount contractual cash flows.

Restricted Cash

The Company’s restricted cash balance includes customer due diligence deposits made in advance of prospective loan closings, as well as borrower funds retained for future loan related expenses. Under term sheets and loan agreements with prospective borrowers, the Company is permitted to utilize such deposits to pay third party (plan review, inspection, environmental, appraisal and legal) costs incurred by the Company in the due diligence or closing of loans.

Loans and Allowance for Loan Losses

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and are net of unearned discount, unearned loan fees and an allowance for loan losses. The allowance for loan losses will be established through a provision for loan losses charged to expense in accordance with Financial Accounting Standards Board (“FASB”) Topic Accounting Standards Codification (“ASC”) 310, “Receivables.” Loan principal considered to be uncollectible by management is charged against the allowance for loan losses. The allowance will be an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based upon an evaluation of known and inherent risks in the loan portfolio. The evaluation will take into consideration such factors as changes in the nature and size of the loan portfolio, overall portfolio quality, specific problem loans and current economic conditions which may affect the borrowers’ ability to pay.

In connection with the Company’s lending activities, management may also originate certain acquisition, development, and construction loans with certain participation arrangements that will be accounted for under FASB ASC Topic 310-10-25, Receivables.

Interest income will accrue as earned on a simple interest basis. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The Company will recognize income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. When a loan is placed on non-accrual status, all accumulated accrued interest receivable applicable to periods prior to the current year is charged off to the allowance for loan losses. Interest that had accrued in the current year is reversed out of current period income.

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

A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment will be measured on a loan by loan basis for all impaired loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance for loan losses will be established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral. The Company has determined that an allowance for loan losses was not necessary at June 30, 2015.

Origination Fees and Costs

The Company offsets its loan origination fee with its related direct loan origination costs and the net amount is deferred and recognized as an adjustment to loan yield in interest income as required by ASC 310. These direct loan costs only include the salaries and benefits required to evaluate, negotiate, prepare, process and close a loan transaction. The direct loan origination costs were determined by examining the average salaries of the loan personnel of the Manager, and by examining the average hours required by the loan personnel to evaluate negotiate, prepare, process and close a loan. Employees’ compensation and fringe benefits related to unsuccessful loan origination efforts and other lending-related costs are charged to expense as incurred.

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

In accordance with FASB ASC Topic 815, “Derivatives and Hedging,” management will measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in the Company’s balance sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which management elected the fair value option under FASB ASC Topic 825, “Financial Instruments”, the changes in fair value of the derivative instrument will be recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative will be reported in other comprehensive income. Changes in the ineffective portions of cash flow hedges will be recognized in earnings. As of June 30, 2015, the Company had not entered into any derivative instruments.

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

Management will analyze and evaluate new investments and financings to determine whether they are a VIE, as well as reconsideration events for existing investments and financings, which may vary depending on type of investment or financing. As of June 30, 2015, the Company had no financings or investments with entities that are VIEs.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Sub Topic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on future results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods effective January 1, 2015. The Company has adopted this guidance effective April 1, 2015, and it did not have a material impact on the reporting of results of operations or financial condition.

In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance that simplifies presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums.  The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015.   The Company does not expect adoption will have a material impact on its consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code commencing with its taxable year ending December 31, 2015. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company expects to have no taxable income prior to electing REIT status. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

Comprehensive Income

For the three and six months ended June 30, 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

4. LOANS AND OTHER INVESTMENT

As of June 30, 2015, the Company had made loans secured by real estate containing existing or to-be-constructed self-storage properties. The Company has made one preferred equity investment that is classified as an other investment on the consolidated balance sheet. This investment consists of a 49.9% non-controlling interest in a limited liability company which is accounted for under the equity method. Capital contributions, distributions and any profits and losses of the entity are allocated in accordance with the terms of the limited liability company agreement.  The company funded a first mortgage loan to a wholly-owned subsidiary of the preferred equity investee. The balance of the loan at June 30, 2015 is $0.8 million.

The aggregate originated commitment under these investments at closing was approximately $74.5 million and outstanding principal was $22.4 million as of June 30, 2015, as described in more detail in the tables below. Such investments are referred to herein as the Company’s investment portfolio. As of June 30, 2015, all of the Company’s loans are interest-only with a fixed interest rate of 6.90%, and a loan term of 72 months. The Company funds development loans to finance ground-up construction of self-storage facilities or major self-storage redevelopment opportunities, which loans are funded over time as the developer completes the project, are secured by first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects, typically have maturities of six years, and typically provide the Company with a 49.9% interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project. The Company will record income from these cash flows upon realization. No income from the interest in cash flows was recorded as of June 30, 2015.

The Company’s loans are accounted for at amortized cost. The following tables summarize the Company’s loans held for investment and other investment, as of June 30, 2015:

Loans	Outstanding Principal (1)	Unamortized Fees/Costs	Net Balance
First mortgages	$14,998	$569	$14,429
Mezzanine loans	6,535	111	6,424
Other investment	889	8	881
Total	$22,422	$688	$21,734

(1)   Outstanding Principal includes capitalization of interest.

A more detailed listing of the Company’s current investment portfolio, based on information available as of June 30, 2015, is as follows:

Closing Date	Metropolitan Statistical Area (MSA)	Type of Loan	Commitment Amount	Total Fundings	Unfunded Commitment
4/9/2015	Detroit	Refinance	$3,182	$3,182	$-
4/21/2015	Orlando	Development	5,333	1,717	3,616
5/14/2015	Miami	Development	13,867	1,679	12,188
5/14/2015	Miami	Development	14,849	2,681	12,168
6/8/2015	Dallas	Development	7,243	2,771	4,472
6/10/2015	Atlanta	Development	8,132	3,504	4,628
6/19/2015	New Orleans	Refinance	2,800	2,800	-
6/19/2015	Tampa	Development	5,370	1,805	3,565
6/26/2015	Atlanta	Development	6,050	1,915	4,135
6/29/2015	Charlotte	Development	7,624	368	7,256
		Totals	$74,450	$22,422	$52,028

Development loan types are predominantly comprised of a first mortgage and a mezzanine loan, with the exception of the Orlando Metropolitan Statistical Area (MSA) which is comprised of a first mortgage and preferred equity investment. Refinance loan types consist of only a first mortgage on an existing stabilized property.

Credit Quality Indicator

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk.

Asset quality ratings are divided into two groups: Pass (unclassified) and Classified. Within the unclassified group, certain loans that display potential weakness are risk rated as special mention. In addition, there are three classified risk ratings: substandard, doubtful and loss. These specific credit risk categories are defined as follows:

Special Mention. Loans classified as special mention have potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss. Loans classified as loss are considered uncollectible and of such little value, that continuance as assets is not warranted. Although there may be a chance of recovery on these assets, it is not practical or desirable to defer writing off the asset.

The Company monitors loans on a monthly basis to determine if they should be included in one of the categories listed above. All impaired credits classified as Substandard, Doubtful or Loss are analyzed on an individual basis for a specific reserve requirement. This analysis is performed on each individual credit at least quarterly or more frequently if warranted. As of June 30, 2015, all loans have been originated within 90 days. The Company noted no material change in credit quality for all loans and were categorized as pass, without special mention.

5. STOCKHOLDERS’ EQUITY

The Company was organized in Maryland on October 1, 2014, and under the Company’s Articles of Incorporation, as amended, the Company is authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. The sole stockholder of the Company prior to the closing of its IPO was the founder and chief executive officer, who is an affiliate of the Company. The founder’s initial capital contribution to the Company was $1,000, made on October 2, 2014, in exchange for 1,000 shares of common stock. These shares were retired effective with the IPO.

Common Stock Offering

On April 1, 2015, the Company closed its IPO and received $93.0 million in proceeds, net of underwriter’s discount. Simultaneously, the Company received $5.0 million in proceeds from the concurrent private placement with an affiliate of its founder. In connection with these transactions, the Company issued 5,000,000 and 250,000 shares of common stock, respectively and the initial 1,000 shares of common stock issued on October 2, 2014 were retired.

On April 9, 2015, the Company completed the sale of shares of common stock to the underwriters of its IPO pursuant to the underwriters’ over-allotment option. The Company issued 750,000 shares of common stock and received $14.0 million, net of underwriter’s discount.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Partnership (“OP”) Units.  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer, 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2015 aggregated 110,000, of which none will vest during 2015, 23,333 will vest in 2016, 2017, and 2018, and 20,000 will vest in 2019 and 2020. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the vesting period of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. The Company’s President and Chief Operating Officer is an employee of the Manager and as such is not an employee of the Company. For restricted stock issued to non-employees, compensation expense is based on the market value of the shares at the reporting date.

The Company recognized approximately $34.0 thousand of restricted stock award expenses for the three and six months ended June 30, 2015. The Company expects to recognize additional expenses of approximately $0.2 million in 2015.

A summary of changes in the Company’s restricted shares for the six months ended June 30, 2015 is as follows:

	Shares	Weighted average grant date fair value
Nonvested at beginning of year	-	$-
Granted	110,000	20.13
Vested	-	-
Forfeited	-	-
Nonvested shares at end of period	110,000	$20.13

Nonvested restricted shares receive dividends which are nonforfeitable.

6. DIVIDENDS & DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the six months ended June 30, 2015:

Date declared	Record date	Payment date	Per share amount	Total amount
June 3, 2015	July 6, 2015	July 15, 2015	$0.35	$2,139

7. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share:

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Numerator:
Net loss	$(1,141)	$(1,287)
Less: Dividends declared on unvested restricted shares	(39)	(39)
Net loss attributable to common shareholders	$(1,180)	$(1,326)
Denominator:
Weighted-average number of common shares – basic	5,934,066	2,983,425
Unvested restricted stock shares (1)	-	-
Weighted-average number of common shares – diluted	5,934,066	2,983,425

Net loss per share attributable to common stockholders	$(0.20)	$(0.44)

(1) Anti-dilutive for the three and six months ended June 30, 2015

8. RELATED PARTY TRANSACTIONS

The Company’s founder was reimbursed for $0.1 million of organizational costs and $0.1 million of offering costs in April 2015 following the closing of the Company’s IPO.

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

On April 1, 2015, concurrent with its initial public offering, the Company received $5.0 million in proceeds from the private placement with an affiliate of its founder. In connection with this transaction, the Company issued 250,000 shares of common stock to the affiliate.

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

No later than 180 days prior to the end of the initial term of the management agreement, the Manager will offer to contribute to the Company’s Operating Partnership at the end of the initial term all of the assets or equity interests in the Manager at the internalization price and on such terms and conditions included in a written offer provided by the Manager.

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of the Company’s independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. If the Manager and the special committee are unable to agree, the Manager and the special committee will repeat this process annually during the term of any extension of the management agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee.

If the Company does not acquire the assets or equity interests of the Manager in an internalization transaction as described above and the management agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then the Company shall pay to the Manager, on the date on which such termination is effective, a termination fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Partnership in OP Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, the Company estimates the deferred termination fee payable and accrues the expense over the term of the management agreement. The Company recorded $150 of expense for the deferred termination fee for the three and six months ended June 30, 2015.

The Company also may terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the board of directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the management agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of the Company’s independent directors determines is materially detrimental to the Company; (iv) the Manager committing fraud against the Company, misappropriating or embezzling the Company’s funds, or acting grossly negligent in the performance of its duties under the management agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for the Company and to manage and develop the Company’s investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) the departure of Mr. Jernigan from the senior management of the Manager, or the Company, during the term of the management agreement other than by reason of death or disability.

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

The management agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer or chief financial officer, and half of the salary of the president and chief operating officer. In the event that the Company terminates the management agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a termination fee due to the Manager. Amounts reimbursed to the Manager for expenses totaled $0.5 million during the three and six months ended June 30, 2015.

Management Fees

The Company does not intend to employ personnel. As a result, the Company will rely on the properties, resources and personnel of the Manager to conduct operations. The Company will pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The base management fee of the Company’s Manager shall be calculated within 30 days after the end of each fiscal quarter and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base management fee in cash within five business days after delivery of the written statement of the Manager to the Company setting forth the computation of the management fee for such quarter. The base management fee for the quarter ended June 30, 2015 was $0.4 million.

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

The Manager will compute each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly deliver such calculation to the Company’s board of directors. The amount of the installment shown in the calculation will be due and payable no later than the date which is five business days after the date of delivery of such computation to the board of directors. The calculation generally will be reviewed by the board of directors at their regularly scheduled quarterly board meeting. As of June 30, 2015, the Manager did not earn an incentive fee.

9. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and six months ended June 30, 2015.

On July 2, 2015, the Company closed a $6.8 million construction loan and $0.8 million mezzanine loan for the purpose of funding a self-storage facility development in Milwaukee, Wisconsin. The Company funded $2.5 million at closing, with the balance to be funded over the construction period and remaining term of the loans. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

On July 8, 2015, the Company funded a $3.5 million first mortgage loan secured by an existing self-storage facility in Hackettstown, NJ. The entire loan amount was funded at closing.

On July 14, 2015, the Company closed a $1.6 million mezzanine loan transaction for a self-storage facility development in Miami/West Palm Beach, FL, funding $1.3 million at closing. The mezzanine loan, which was secured by a pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, was evidenced by a note and pledge agreements and other customary mezzanine loan security documents. On August 5, 2015, the Company closed a $7.5 million construction loan for the purpose of funding the development of this facility. The Company funded $1.7 million at closing, of which $1.3 million was used to repay the mezzanine loan referenced above, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents.

On July 31, 2015, the Company closed a $6.2 million construction loan and a $0.7 million mezzanine loan for the purpose of funding a self-storage development in North Haven, CT. The Company funded $0.6 million at closing, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

On August 5, 2015, the Company closed a $4.8 million construction loan for the purpose of funding a self-storage facility development in Sarasota, FL. The Company funded $0.9 million at closing, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents.

On August 10, 2015, the Company closed a $4.7 million construction loan and $0.6 million mezzanine loan for the purpose of funding a self-storage facility development in Pittsburgh, PA. The Company funded $1.7 million at closing, with the balance to be funded over the construction period and remaining term of the loans. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in the prospectus relating to our IPO, which was filed with the SEC on March 30, 2015, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close loans secured by self-storage facilities
•	changes in our business strategy and the market’s acceptance of our lending terms
•	availability, terms and our rate of deployment of equity and debt capital
•	our manager’s ability to hire and retain qualified personnel
•	changes in the self-storage industry, interest rates or the general economy
•	the degree and nature of our competition
•	general volatility of the capital markets and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the prospectus relating to our IPO, which was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2015.

Overview

Jernigan Capital, Inc. makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. We originate self-storage investments through our national network of contacts developed by our origination team, who average over 25 years in the self-storage industry. By utilizing our internal origination capabilities and contacts, we are able to: (1) offer financing solutions that meet the unique needs of our customers; (2) have direct access to our customers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight into our customers’ pro forma capital structures and decisions; (4) actively negotiate flexible transaction pricing and terms; and (5) earn origination and structuring fees. Although we seek to internally originate our real estate investments, we may at times source self-storage investments through mortgage brokers and other third parties.

While we maintain the flexibility to structure financing to meet the needs of our customers, since our IPO our self-storage investments have consisted primarily of:

•	Development Loans: The Company funds development loans to finance ground-up construction of self-storage facilities or major self-storage redevelopment opportunities, which loans are funded over time as the developer completes the project. Funding of construction draws on development loans typically commences 60 to 90 days following the loan closing, subject to the timing of building permits, which sometimes can be delayed up to 120 days following closing. These loans are secured by first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects, typically have maturities of six years, and typically provide us with a 49.9% interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project; and

•	Stabilized Asset Loans: The company funds loans to finance the acquisition of, refinance existing indebtedness on (typically bank, life company or commercial mortgage-backed security (“CMBS”) loans), or recapitalize stabilized self-storage facilities, which loans are fully funded at the time of origination, secured by first mortgages on the projects financed and typically have maturities of three to six years.

We have funded all of our loans to date with net proceeds from our IPO, but we have had preliminary discussions with several financial institutions regarding a credit facility and other debt financing transactions. We expect to procure a credit facility and/or engage in another form of secured financing transaction in the third quarter of 2015. In the future, we expect to bifurcate loans we originate into a senior tranche, or First Mortgage Loan, which we expect to sell to third party investors or obtain financing through the issuance of debt secured by the First Mortgage Loan, and a junior tranche, or Junior Mortgage Loan, which we expect to retain. We also may originate or acquire mezzanine loans, which typically take the form of subordinated loans secured by second mortgages on the underlying facility or loans secured by a pledge of the ownership interests of either the entity owning the facility or a pledge of the ownership interests of the entity that owns the interest in the entity owning the facility. We expect to hold for investment any mezzanine loans we originate or acquire. The majority of loans we originate together with any concurrent mezzanine loans typically range from $5 million to $15 million in committed principal amount, have combined loan-to-value (“LTV”) or loan-to-cost (“LTC”) ratios of up to 90%, and have either fixed or floating interest rates. We intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2015. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans and other loans in the self-storage industry. Our net interest income, which reflects the amortization of origination fees and direct costs, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates will vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. In the future we may make equity investments in self-storage facilities, either for fee simple ownership by our Operating Partnership or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results will also include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development loans, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance.

Changes in Fair Value of Our Assets.

We typically hold our target investments as long-term investments. We evaluate our loans for impairment on a quarterly basis and impairments will be recognized when it is probable that we will not be able to collect all amounts estimated to be collected at the time of origination. We evaluate impairment (both interest and principal) based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral, if repayment is expected solely from the collateral. Although we hold our target loans as long-term investments, we may occasionally classify some of our loans as held-for-sale. Loans classified as held-for-sale will be carried at the lower of cost or fair value.

Changes in Market Interest Rates.

With respect to our business operations, increases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of our loan portfolio to decline; interest rates on our floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of our mortgage loan portfolio to increase; interest rates on our floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Market Conditions.

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage industry remains low compared to historical averages, the industry is seeing increased construction starts recently and the trend is expected to continue upwards. In addition, the number of purchase and sale transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand factors of the self-storage industry include population mobility and new job creation, both of which are experiencing increases since the recession. These factors have created demand for self-storage, which in turn has developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge will enable us to make loans at ratios of 90% LTC and LTV.

Recent Developments

Since the closing of the Company’s initial public offering on April 1, 2015, the Company has committed an aggregate of $74.5 million principal amount in loans and one preferred equity investment. Loans aggregating $68.4 million of committed principal amount, are development loans for eight properties. Facilities financed are in the Dallas, Atlanta, Charlotte, Miami, Orlando, Tampa, Detroit and New Orleans MSAs.

In April and May 2015, the Company closed loans with an aggregate committed principal amount of $36.3 million, and one preferred equity investment of $0.9 million. Loans with an aggregate committed principal amount of $33.1 million, were for the development of new self-storage facilities, and one loan with an aggregate principal amount of $3.2 million was for the purpose of refinancing existing debt on a stabilized self-storage facility. The facilities financed are in the Detroit, Orlando, and Miami MSAs.

During June 2015, the Company closed loans with an aggregate committed principal amount of $37.2 million. Loans with an aggregate committed principal amount of $34.4 million, were for the development of new self-storage facilities, and one loan with an aggregate principal amount of $2.8 million was for the purpose of refinancing existing debt on a stabilized self-storage facility. The facilities financed are in the Dallas, Atlanta, Charlotte, Tampa and New Orleans MSAs.

On July 2, 2015, the Company closed a $6.8 million construction loan and $0.8 million mezzanine loan for the purpose of funding a self-storage facility development in Milwaukee, Wisconsin. The Company funded $2.5 million at closing, with the balance to be funded over the construction period and remaining term of the loans. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

On July 8, 2015, the Company funded a $3.5 million first mortgage loan secured by an existing self-storage facility in Hackettstown, NJ. The entire loan amount was funded at closing.

On July 14, 2015, the Company closed a $1.6 million mezzanine loan transaction for a self-storage facility development in Miami/West Palm Beach, FL, funding $1.3 million at closing. The mezzanine loan, which was secured by a pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, was evidenced by a note and pledge agreements and other customary mezzanine loan security documents. On August 5, 2015, the Company closed a $7.5 million construction loan for the purpose of funding the development of this facility. The Company funded $1.7 million at closing, of which $1.3 million was used to repay the mezzanine loan referenced above, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents.

On July 31, 2015, the Company closed a $6.2 million construction loan and a $0.7 million mezzanine loan for the purpose of funding a self-storage development in North Haven, CT. The Company funded $0.6 million at closing, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

On August 5, 2015, the Company closed a $4.8 million construction loan for the purpose of funding a self-storage facility development in Sarasota, FL. The Company funded $0.9 million at closing, with the balance to be funded over the construction period and remaining term of the loan. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents.

On August 10, 2015, the Company closed a $4.7 million construction loan and $0.6 million mezzanine loan for the purpose of funding a self-storage facility development in Pittsburgh, PA. The Company funded $1.7 million at closing, with the balance to be funded over the construction period and remaining term of the loans. The construction loan is evidenced by a mortgage, note and other customary real estate loan security documents. The mezzanine loan, which is secured by a non-recourse pledge of 100% of the membership interests in the limited liability company that owns the land and self-storage facility, is evidenced by a note and pledge agreements and other customary mezzanine loan security documents.

The total loan closings expected for third and fourth quarters 2015 have committed principal amounts of approximately $183.0 million.

Lending and Investing Activity

As of June 30, 2015, all of the Company’s loans are interest-only with a fixed interest rate of 6.90%, and loan term of 72 months. A detailed listing of the Company’s current investment portfolio, based on information available as of June 30, 2015 is as follows:

Location	Closing Date	Maturity Date	Metropolitan Statistical Area (MSA)	Type of Loan	Commitment Amount	Total Fundings	Unfunded Commitment	Origination Fees	Profits Interest
Lake Orion, MI	4/9/2015	5/1/2021	Detroit	Refinance	$3,182	$3,182	$-	$32	-
Ocoee, FL	4/21/2015	5/21/2021	Orlando	Development	5,333	1,717	3,616	53	49.9%
36th St Miami, FL	5/14/2015	6/1/2021	Miami	Development	13,867	1,679	12,188	139	49.9%
79th St Miami, FL	5/14/2015	6/1/2021	Miami	Development	14,849	2,681	12,168	148	49.9%
Dallas, TX	6/8/2015	7/1/2021	Dallas	Development	7,243	2,771	4,472	72	49.9%
Alpharetta, GA	6/10/2015	7/1/2021	Atlanta	Development	8,132	3,504	4,628	81	49.9%
Mandeville, LA	6/19/2015	7/1/2021	New Orleans	Refinance	2,800	2,800	-	28	-
Riverview, FL	6/19/2015	7/1/2021	Tampa	Development	5,370	1,805	3,565	54	49.9%
Marietta, GA	6/26/2015	7/1/2021	Atlanta	Development	6,050	1,915	4,135	61	49.9%
Charlotte, NC	6/29/2015	7/1/2021	Charlotte	Development	7,624	368	7,256	76	49.9%
				Totals	$74,450	$22,422	$52,028	$744

Development loan types are predominantly comprised of a first mortgage and a mezzanine loan, with the exception of the Orlando MSA which is comprised of a first mortgage and preferred equity investment. Refinance loan types consist of only a first mortgage on an existing stabilized property.

Business Outlook

As of the date of this report, we have entered into active term sheets for lending transactions for an aggregate principal amount of approximately $147.1 million. The states represented in the executed and offered term sheets are Arizona, Colorado, Connecticut, Florida, Illinois, Massachusetts, New Jersey, New York, North Carolina, and Pennsylvania. The term sheets are subject to entry into definitive agreements and other contingencies, and there can be no assurance that the loans will close on the terms anticipated, or at all. We anticipate that we will close loans during the third and fourth quarters of 2015 (including those that have closed since June 30, 2015 and reflected in the Subsequent Events footnote to our financial statements above) having $183.0 million of aggregate committed principal.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Offering and Organization Costs

Underwriting commissions and costs incurred in connection with the stock offerings are reflected as a reduction of additional paid-in-capital. Costs incurred to organize our Company are expensed as incurred.

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

As of December 31, 2014, the Company’s only financial instrument was cash, and as of June 30, 2015, the Company’s financial instruments consisted of cash, restricted cash, originated loans, receivables and payables. The fair value of the financial instruments was estimated to approximate their respective carrying amounts.

The carrying values of cash, restricted cash, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value.

The loans are categorized as Level 2 instruments in the measurement of fair value. The carrying value of loans approximates their fair values. To determine estimated fair values of the loans, market rates of interest, which include credit assumptions, are used to discount contractual cash flows.

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

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining non-employee directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Partnership (“OP”) Units. A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares (total of 10,000) of restricted common stock, which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer, 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Sub Topic 310-40)—Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material impact on future results of operations or financial condition.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidelines in Topic 810, Consolidation. The standard will eliminate the reporting requirements for certain disclosures for development stage entities. Public entities are required to apply the presentation and disclosure requirements for annual reporting periods effective January 1, 2015. The Company has adopted this guidance effective April 1, 2015, and it did not have a material impact on the reporting of results of operations or financial condition.

In February 2015, the FASB issued guidance that requires an entity to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance that simplifies presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

Results of Operations

We commenced operations on April 1, 2015 upon closing of our IPO. Prior to that time, we had no operations, and there are no comparable periods for which operating results are presented. The following table reflects our operating results for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Net interest income:
Interest income from real estate loans	$145	$145
Net interest income	145	145

Expenses:
General and administrative expenses reimbursed to affiliate	520	520
General and administrative expenses	120	266
Unreimbursed investment expenses	150	150
Management fees to affiliate	409	409
Deferred termination fee to affiliate	150	150
Total expenses	1,349	1,495
Other interest income	63	63
Net Loss	$(1,141)	$(1,287)

Our interest income from real estate loans consisted of interest earned on advances of construction loans, mezzanine loans, and stabilized asset loans on self-storage properties, as well as accretion of net loan origination fees. Interest rates on each of the loans are 6.90% for a term of 72 months.

General and administrative expenses reimbursed to affiliate of $520 consisted of expenses incurred by our Manager in operating our business, including, without limitation, office rent, compensation expense for its employees (other than our chief executive officer, chief financial officer, and half the salary for our president and chief operating officer), software costs of $62, travel expenses and other business development expenses. Of our general and administrative expenses reimbursed to affiliate incurred in the second quarter, approximately $40 consisted of the cost of our developers’ conference, which brought together over 30 self-storage developers from around the United States for two days of idea sharing, networking and education about current developments in the self-storage industry. General and administrative expenses of $120, for the three months ended June 30, 2015, consisted predominantly of fees for general corporate legal services from outside counsel, director and officer liability insurance, and $34 of compensation expenses related to restricted stock awards. In addition, general and administrative expenses for the six months ended June 30, 2015 included $146 of organization costs. The unreimbursed investment expenses consisted of legal fees incurred by us in connection with the structuring for tax purposes of our loan investments. The management fee of $409 relates to the fee earned by the Manager pursuant to the management agreement. The deferred termination fee to affiliate of $150 represents the accrual over the term of the management agreement of the deferred termination fee payable by the Operating Partnership in OP Units.

Other interest income consisted of the interest earned on cash held at financial institutions.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to originate our target investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. As of June 30, 2015, we had unrestricted cash of approximately $88.4 million. In the future, our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) loan sales, (c) other sources of private financing, including warehouse and repurchase facilities, and (d) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. The sources of financing for our target investments are described below.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the six months ended June 30, 2015:

For the six months ended June 30, 2015
Net loss	$(1,287)
Adjustments to reconcile net loss to net cash used in operating activities	887
Net cash used in operating activities	(400)
Net cash used in investing activities	(21,648)
Net cash provided by financing activities	110,491
Change in cash and cash equivalents	$88,443

Cash increased by $88.4 million during the six months ended June 30, 2015. Net cash used in operating activities totaled $(0.4) million during the six months ended June 30, 2015. The primary components of cash used in operations were net loss of $1,287 and an increase of $786 for changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2015 totaled $21.7 million, and related primarily to the origination of new loans held for investment.

Net cash provided by financing activities for the six months ended June 30, 2015 totaled $110.5 million and related primarily to the gross proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million.

Credit Facility

We have had preliminary discussions with several financial institutions regarding a credit facility and other debt financing transactions. We expect to procure a credit facility and/or engage in another form of secured financing transaction in the third quarter of 2015.

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

Leverage Policies

To date we have funded our loan portfolio exclusively with the proceeds of the IPO and private placement. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 25-35% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain First Mortgage Loans. During periods where our portfolio consists mostly of mortgage loans that have not been bifurcated, we may borrow up to 65% of the principal value of such loans pending tranching of such loans and sale of First Mortgage Loans resulting from such tranching. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match- funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-Q or Form 10-K for the period in which the change was made, or in a Current Report on Form 8- K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

Since the closing of the Company’s initial public offering on April 1, 2015 through June 30, 2015, the Company has committed an aggregate of $74.5 million principal amount in loans and one preferred equity investment, $22.4 million of which has been funded as of June 30, 2015.

Closing Date	Metropolitan Statistical Area (MSA)	Type of Loan	Commitment Amount	Total Fundings	Unfunded Commitments
4/9/2015	Detroit	Refinance	$3,182	$3,182	$-
4/21/2015	Orlando	Construction	4,444	828	3,616
		Preferred Equity	889	889	-
5/14/2015	Miami	Construction	12,326	138	12,188
		Mezzanine	1,541	1,541	-
5/14/2015	Miami	Construction	13,199	1,031	12,168
		Mezzanine	1,650	1,650	-
6/8/2015	Dallas	Construction	6,438	1,966	4,472
		Mezzanine	805	805	-
6/10/2015	Atlanta	Construction	7,228	2,600	4,628
		Mezzanine	904	904	-
6/19/2015	New Orleans	Refinance	2,800	2,800	-
6/19/2015	Tampa	Construction	4,773	1,208	3,565
		Mezzanine	597	597	-
6/26/2015	Atlanta	Construction	5,378	1,243	4,135
		Mezzanine	672	672	-
6/29/2015	Charlotte	Construction	6,777	-	6,777
		Mezzanine	847	368	479
			$74,450	$22,422	$52,028

As of June 30, 2015, we had unrestricted cash of approximately $88.4 million. We anticipate that the $52 million of unfunded commitments will be funded over the next 9 months out of our cash balances and proceeds from our anticipated credit facility, with an estimated $30 million being funded during the third and fourth quarters of 2015. We anticipate total loan commitments during the third and fourth quarters of 2015 and first quarter 2016 will aggregate $182.0 million, of which approximately $50 million will be funded during that period. We intend to satisfy those funding commitments with remaining unrestricted cash and out of proceeds from our anticipated credit facility.

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

Dividends

For the quarter ended June 30, 2015, we declared a dividend to our stockholders of $0.35 per share, payable on July 15, 2015 to stockholders of record on July 6, 2015. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and private placement to originate our target investments, we may fund quarterly distributions out of such net proceeds.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under bank credit facilities (including term loans and revolving facilities in part). We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We may also seek to limit the exposure of our borrowings to future fluctuations of interest rates through our use of interest-rate caps and other interest rate hedging instruments.

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

Internal Control Over Financial Reporting

Since we commenced our principal operations in April 2015, we have implemented additional controls that are necessary to monitor our operations and report our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Concurrently with the closing of the IPO on April 1, 2015, pursuant to a private placement agreement dated March 26, 2015, we completed a private placement in which we sold 250,000 shares of our common stock to an affiliate of Mr. Jernigan at a price per share of $20, resulting in total proceeds to the Company of $5.0 million. No underwriting costs were incurred in connection with the private placement. The private placement was made pursuant to the exemption provided under Section 4(a)(2) of the Securities Act, based on representations made by the participant in the private placement.

Use of Proceeds from Registered Securities

On April 1, 2015, we completed the IPO, pursuant to which we sold 5,000,000 shares of our common stock at a price per share of $20 and generated gross proceeds of $100.0 million. On April 9, 2015, we sold an additional 750,000 shares of our common stock at a price per share of $20 to the underwriters of the initial public offering pursuant to the underwriters’ option to purchase additional shares. The aggregate net proceeds to us in the IPO, including the overallotment shares, after deducting the underwriting discount and commissions and expenses payable by us, were approximately $105.0 million. All of the shares were sold pursuant to our registration statement on Form S-11, as amended (File No. 333-203185), that was declared effective by the SEC on March 26, 2015. Raymond James & Associates, Inc. served as the book-running manager for the offering. Robert W. Baird & Co. Incorporated and Wunderlich Securities, Inc. served as co-managers.

As of August 13, 2015, the net proceeds from the IPO had been used as follows: (i) approximately $244 thousand to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) funding of one (1) preferred equity and twenty-one (21) loan transactions totaling $34.0 million funded of $110.1 million in total commitments, which includes repayment of the initial land acquisition financing of the Miami FL (79th Street) project, and (iii) approximately $2.1 million in dividends to shareholders. The remaining net proceeds will be used to pay outstanding expenses incurred in connection with the IPO, to fund the loans subject to term sheets as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook”, paying the Manager’s fees, for general corporate purposes, including working capital, and, potentially, paying distributions to the Company’s stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Corporate Office Relocation.

On August 11, 2015, the Board of Directors of the Company approved a plan to relocate the Company’s corporate offices to Memphis, Tennessee and close its offices in Miami, Florida, and Cleveland, Ohio. Effective as of August 17, 2015, the Company will reside at International Place Tower II, 6410 Poplar Avenue, Suite 650, Memphis, Tennessee 38119. The decision to relocate reflects the Company’s intention to consolidate its Company operations and support functions, including legal, accounting, loan administration and business development, in Memphis. The Company expects the relocation and consolidation to be completed by the end of the third quarter of 2015.

The Company expects to record a one-time charge of approximately $275,000 in the third quarter of 2015 related to the cost of relocating and consolidating its offices, the substantial majority of which represents future cash expenditures. These estimated costs include approximately $125,000 in cash costs in connection with the severance and benefits provided to the Cleveland and Miami employees, $125,000 in lease termination costs, and $25,000 in other associated costs.

Management Changes.

On August 10, 2015, Gregory W. Ward resigned as the Chief Financial Officer and Secretary of the Company and JCap Advisors, LLC (the “Manager”), effective as of that date.

On August 11, 2015, the Company appointed William C. Drummond as Senior Vice President, Chief Financial Officer and Secretary of the Company, effective as of that date. Mr. Drummond also will serve as Senior Vice President and Chief Financial Officer of the Manager.

From January 2013 to August 2015, Mr. Drummond, age 62, was a Principal with The Marston Group PLC, where he provided accounting consulting services. Mr. Drummond previously served as an audit partner for Ernst & Young from July 1986 to June 2012, and was the managing partner of the Memphis office from July 2007 to June 2012. During his time at Ernst & Young, Mr. Drummond was the audit partner for over 15 public company clients.

In connection with his appointment as Senior Vice President, Chief Financial Officer and Secretary of the Company, Mr. Drummond will receive 25,000 restricted shares of the Company’s common stock pursuant to the Company’s 2015 Equity Incentive Plan, which shares will vest in three approximately equal annual installments on each of the first three anniversaries of the date of grant. The Company does not intend to pay any cash compensation to Mr. Drummond for his service as an executive officer. Mr. Drummond will be compensated by the Manager, which receives management fees and reimbursement of certain expenses pursuant to the Management Agreement dated as of April 1, 2015 between the Manager and the Company.

In addition, the Company has entered into an indemnification agreement with Mr. Drummond substantially identical to those entered into with its other executive officers. The indemnification agreement provides for indemnification of Mr. Drummond to the fullest extent permitted by Maryland law. Maryland law permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages, except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services or (2) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. The Company’s charter and bylaws provide for indemnification of its officers and directors against liabilities to the maximum extent permitted by Maryland law. Further, the Company’s charter generally authorizes the Company, and our bylaws obligate the Company, to the maximum extent permitted by Maryland law in effect from time to time, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of such a proceeding.

There were no arrangements or understandings between Mr. Drummond and any other persons pursuant to which Mr. Drummond was selected as an officer.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: August 13, 2015	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	By:	/s/ William C. Drummond
William C. Drummond
Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Restricted Stock Agreement with John A. Good (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 16, 2015)
10.2	Indemnification Agreement with John A. Good (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-k, filed on June 16, 2015)
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

