Form 10-Q
period 2015-09-30
Jernigan Capital, Inc.
filed 2015-11-12
CIK 1622353

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

001-36892
(Commission file number)

JERNIGAN CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	47-1978772
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6410 Poplar Avenue, Suite 650	38119
Memphis, Tennessee	(Zip Code)
(Address of principal executive offices)

(901) 567-9510
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

As of November 12, 2015, 6,162,500 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

-i-

In this quarterly report on Form 10-Q (“report”), unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “operating partnership” refers to Jernigan Capital Operating Partnership LP, a Maryland limited partnership; and “our Manager” refers to JCap Advisors, LLC, a Florida limited liability company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

(Unaudited)

(in thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Cash and cash equivalents	$68,980	$1
Restricted cash	-	15
Development property investments at fair value	29,067	-
Operating property loans at fair value	9,536	-
Interest receivable	68	-
Prepaid expenses	98	-
Fixed assets, net	180	-
Total assets	$107,929	$16

Liabilities:
Due to Manager	$516	$-
Accounts payable, accrued expenses and other liabilities	798	15
Dividends payable	2,157	-
Total liabilities	3,471	15

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014, respectively;
Common stock, $0.01 par value, 500,000,000 and 1,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 6,162,500 and 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	62	-
Additional paid-in capital	110,496	1
Accumulated deficit	(6,408)	-
Total Jernigan Capital, Inc. stockholders' equity	104,150	1
Non-controlling interests	308	-
Total equity	104,458	1
Total liabilities and equity	$107,929	$16

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2015

(Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues:
Interest income from investments	$578	$735
Net interest income	578	735

Costs and expenses:
General and administrative expenses reimbursable to Manager	791	1,311
General and administrative expenses	422	689
Investment expenses	112	262
Management fees to Manager	414	823
Restructuring costs	220	220
Deferred termination fee to Manager	158	308
Total costs and expenses	2,117	3,613

Operating loss	(1,539)	(2,878)

Other income:
Change in fair value of investments	85	656
Other interest income	47	110
Total other income	132	766
Net loss	$(1,407)	$(2,112)

Basic and diluted net loss per share of common stock	$(0.24)	$(0.55)
Basic and diluted weighted average shares of common stock outstanding	6,000,000	4,000,330

Dividends declared per share of common stock	$0.35	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Nine months ended September 30, 2015

(Unaudited)

(Dollars in thousands)

Cash flows from operating activities
Net loss	$(2,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest capitalized on outstanding loans	(439)
Change in fair market value of investments	(656)
Stock-based compensation	167
Deferred termination fee to Manager	308
Depreciation	5
Loss on disposal of assets	33
Changes in operating assets and liabilities:
Interest receivable	(68)
Other assets	(98)
Due to Manager	516
Accounts payable, accrued expenses, and other liabilities	677
Net cash used in operating activities	(1,667)

Cash flows from investing activities
Purchase of fixed assets	(218)
Funding of investments - Development property investments	(27,984)
Funding of investments - Operating property loans	(9,404)
Net cash used in investing activities	(37,606)

Cash flows from financing activities
Dividends paid	(2,139)
Net proceeds from issuance of common stock	110,391
Net cash provided by financing activities	108,252
Net change in cash and cash equivalents	68,979

Cash and cash equivalents at the beginning of the period	1

Cash and cash equivalents at the end of the period	$68,980

Supplemental disclosure of non-cash activities:
Accounts payable withheld from loan funding	106
Loans paid off with issuance of new loans	2,420
Retirement of common stock	1
Dividends declared	2,157

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF EQUITY

Nine months ended September 30, 2015

(Unaudited)

(in thousands, except share data)

	Shares	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	1,000	$-	$1	$-	$1	$-	$1
Retirement of stock	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuance of restricted stock	162,500	2	(2)	-	-	-	-
Stock-based compensation	-	-	167	-	167	-	167
Deferred termination fee to Manager	-	-	-	-	-	308	308
Dividends declared	-	-	-	(4,296)	(4,296)	-	(4,296)
Net loss	-	-	-	(2,112)	(2,112)	-	(2,112)
Balance at September 30, 2015	6,162,500	$62	$110,496	$(6,408)	$104,150	$308	$104,458

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. The Company closed its initial public offering of its common stock (the “IPO”) on April 1, 2015, and has used proceeds of the IPO primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its wholly owned operating partnership, Jernigan Capital Operating Partnership L.P. (the “Operating Partnership”). The Operating Partnership was formed on March 5, 2015 and is a consolidated subsidiary of the Company. The Company is the sole General Partner of the Operating Partnership.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying unaudited interim consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included herein.

Substantially all operations are conducted through the Operating Partnership, and all significant intercompany transactions and balances have been eliminated in consolidation.

Correction of an Immaterial Error

During the quarter ended September 30, 2015, the Company identified an immaterial error in its previously issued financial statements and footnotes for the three and six months ended June 30, 2015 related to the accounting treatment of certain of its loan investments.

During the quarter ended June 30, 2015 (the quarter when operations commenced), the Company accounted for all loans using the amortized cost basis and a preferred equity investment using the equity method. During the quarter ended September 30, 2015, the Company further analyzed the documents and agreements governing its development property investment transactions. These development property investments consist of a 49.9% non-controlling Class B membership profits interest in a limited liability company which gives the Company the rights to a 49.9% interest in operating cash flows and sale profits from the financed projects. The Company determined, primarily due to its 49.9% Class B membership profits interests in limited liability companies, that it exercised significant influence over the financial and operating policies of the investees that owned such projects, thereby requiring equity method accounting for its Class B membership profits interests. Due to this, combined with certain other factors including the interest-only terms of the development property investments, the Company concluded that the development property investments, inclusive of any membership interest, should be treated as a single unit of account to which the equity method would apply.

The guidance in the fair value option subsections of Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”) permits entities to elect to measure financial instruments and equity method investments at fair value. Upon identification of the immaterial error in the quarter ended September 30, 2015 that the development property investments required equity method accounting, the Company elected the fair value option of accounting for all of its loan investments, including those that are required under GAAP to be accounted for using the equity method, retrospectively to April 9, 2015, the date of the Company’s first loan investment. The Company elected fair value accounting for these financial instruments because it believes such accounting provides investors and others relying on its financial statements with a more transparent view of its revenues and value inherent in its equity participation in development projects.

The Company evaluated the error, both quantitatively and qualitatively, in accordance with ASC 250, Accounting Changes and Error Corrections, and concluded that the previously issued June 30, 2015 consolidated financial statements and footnotes were not materially misstated. As such, the Company has revised the previously issued financial information for the three and six months ended June 30, 2015 in this Quarterly Report on Form 10-Q. This correction resulted in a revised net loss of $0.6 million and $0.7 million and a net loss per share of common stock of $0.10 and $0.25 for the three and six months ended June 30, 2015, respectively. This represents a $0.6 million reduction of the net loss, or a $0.10 and $0.19 reduction in the basic and diluted net loss per share of common stock, for the three and six months ended June 30, 2015, respectively, as compared to the amounts previously stated in the Company’s June 30, 2015 Form 10-Q. The impact of the revision is due to the $0.6 million of unrealized fair value gains on the Company’s loan investments during the three and six months ended June 30, 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. As of December 31, 2014, the Company’s only financial instrument was cash. As of September 30, 2015, the Company’s financial instruments consisted of cash, development property investments (which are typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% profits interest in the development project), loans secured by operating properties (“operating property loans”), receivables and payables. See “Correction of an Immaterial Error” in this Note 2 for a discussion of the Company’s election to carry certain instruments at fair value and Note 4, Fair Value of Financial Instruments, to these financial statements for more information.

The following table presents the financial instruments measured at fair value on a recurring basis as of September 30, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$29,067	$-	$-	$29,067
Operating property loans	9,536	-	-	9,536
Total investments	$38,603	$-	$-	$38,603

Estimating fair value requires the use of judgment. The types of judgments involved depend upon the availability of observable market information. Management’s judgments include determining the appropriate valuation model to use, estimating unobservable inputs and applying valuation adjustments. See Note 4, Fair Value of Financial Instruments, for additional disclosure on the valuation methodology and significant assumptions, as well as the election of the fair value option for certain financial instruments.

Cash and Cash Equivalents

We consider cash, investments in money market accounts and certificates of deposit with original maturities of three months or less to be cash equivalents.

Restricted Cash

The Company’s restricted cash balance at December 31, 2014 includes a customer due diligence deposit received in connection with a prospective loan.

Equity Investments

Investments in joint ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with ASC 825-10, the Company has elected the fair value option of accounting for its equity method investments, which consist of its development property investments.

Loan Investments and Fair Value Option Election

The Company has elected the fair value option of accounting for all of its loan investments, including those that are required under GAAP to be accounted for under the equity method, in order to provide better transparency into the Company’s revenues and value inherent in our equity participation in development projects. Changes in the fair value of these investments are recorded in change in fair value of investments within other income. All direct loan costs are charged to expense as incurred.

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

Fixed Assets

Fixed assets are recorded at cost and consist of furniture, office and computer equipment, and software. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Depreciation expense is included in the “General and administrative expenses reimbursable to Manager” line item on the Consolidated Statements of Operations. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Revenue recognition

Interest income will accrue as earned on a simple interest basis. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The Company will recognize income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Accrued interest generally is reversed when a loan is placed on non-accrual status.

The Company’s loan origination fees are accreted into interest income over the estimated life of the investment using the effective yield method.

Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in capital. Offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s common stock.

Organization Costs

Costs incurred to organize the Company were expensed as incurred.

Restructuring Costs

Restructuring costs consist of severance and benefits costs, lease termination costs, and other costs incurred by the Company in conjunction with consolidating its offices and moving its corporate headquarters. The Company recognizes these severance and other charges when the requirements of ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), have been met regarding a plan of termination and when communication has been made to employees. All restructuring activities were completed during the quarter ended September 30, 2015.

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

Earnings per Share (“EPS”)

Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of restricted stock and redeemable Operating Partnership units when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.

Comprehensive Income

For the three and nine months ended September 30, 2015, comprehensive income equaled net income; therefore, a separate consolidated statement of comprehensive income is not included in the accompanying consolidated financial statements.

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

3. INVESTMENTS

The Company’s self-storage investments at September 30, 2015 consist of the following:

Development property investments – The Company funds development loans to finance the ground-up construction of self-storage facilities or major self-storage redevelopment opportunities. Development loans are funded over time as the developer completes the project. These investments are predominantly comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Development loans are non-recourse, interest-only loans with a fixed interest rate of 6.9% and a loan term of 72 months.

The Company also has two development loan investments that are comprised of construction loans with a term of 18 months and are interest-only with a fixed interest rate of 6.9% and no equity participation.

The Company also has one investment that is comprised of a first mortgage loan and a preferred equity investment that consists of a 49.9% non-controlling interest in a limited liability company. The capital contributions, distributions and any profits and losses of the entity are allocated in accordance with the terms of the limited liability company agreement.

Operating property loans – The Company also funds loans to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are fully funded at the time of origination, are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9%, and generally have a loan term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of September 30, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $138.9 million and outstanding principal was $39.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Commitment Amount	Funded Prinicpal	Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,333	$2,231	$3,102	$2,202
4/20/2015	Miami	13,867	1,868	11,999	1,737
5/14/2015	Miami	14,849	2,788	12,061	2,657
6/8/2015	Dallas	7,243	2,819	4,424	2,775
6/10/2015	Atlanta	8,132	3,625	4,507	3,607
6/19/2015	Tampa	5,369	2,308	3,061	2,283
6/26/2015	Atlanta	6,050	2,020	4,030	1,985
6/29/2015	Charlotte	7,624	532	7,092	981
7/2/2015	Milwaukee	7,650	2,458	5,192	2,407
7/31/2015	New Haven	6,930	780	6,150	744
8/10/2015	Pittsburgh	5,266	1,338	3,928	1,350
8/14/2015	Raleigh	8,998	954	8,044	868
9/25/2015	Fort Lauderdale	13,230	1,978	11,252	1,859
9/30/2015	Jacksonville	6,445	791	5,654	763
		116,986	26,490	90,496	26,218

Construction loans:
8/5/2015	West Palm Beach	7,500	1,955	5,545	1,899
8/5/2015	Sarasota	4,792	986	3,806	950
		12,292	2,941	9,351	2,849
	Total	129,278	29,431	99,847	29,067

Operating property loans:
4/9/2015	Detroit	3,182	$3,182	-	3,165
6/19/2015	New Orleans	2,800	2,800	-	2,778
7/7/2015	Lehigh Valley	3,480	3,480	-	3,443
8/5/2015	Pittsburgh	150	150	-	150
	Total	9,612	9,612	-	9,536

	Total investments	$138,890	$39,043	$99,847	$38,603

The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2015:

Funded principal	$39,043
Adjustments:
Unamortized origination fees	(1,096)
Change in fair value of investments	656
Fair value of investments	$38,603

The Company has elected the fair value option of accounting for all of its loan investments in order to provide better transparency into its revenues and value inherent in its equity participation in development projects. See Note 4, Fair Value of Financial Instruments, for additional disclosure on the valuation methodology and significant assumptions.

No loans are in non-accrual status as of September 30, 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximate $39.5 million and $26.5 million, respectively, at September 30, 2015. These investees had no significant revenues or expenses for the three and nine months ended September 30, 2015 since the developments are all under construction.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825-10 allows companies to elect the option to report selected financial assets and liabilities at fair value. The Company has elected the fair value option for its development property investments and operating property loan investments because it believes such accounting provides investors and others relying on the Company’s financial statements with a more transparent view of its revenues and value inherent in its equity participation in development projects.

The Company applies ASC 820, Fair Value Measures and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company has considered its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

The carrying values of cash, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest(a)

Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests.

An option-pricing method (OPM) framework is utilized to calculate the value of the profits interests.

Level 3

Operating property loans	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a) Certain of the Company's development property investments include profits interests.

At September 30, 2015, the Company’s development property investments and operating property loan investments are valued using two different valuation techniques based on the early stage of the Company’s investments. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of the development property investments, generally the properties are valued on a cost basis approximating the sum of the net investment drawn amount plus the developer’s equity investment. For one development property investment in which the Company holds a 49.9% Class B membership profits interest, the appraised value of the property collateral was significantly higher than its cost resulting in an unrealized gain. For the Company’s development property investments at or around completion of the construction, the discounted cash flow model used by the Company is expected to encompass the Company’s 49.9% Class B membership profits interest in the operating cash flows of the property and an option pricing model will no longer be necessary. The Company also will consider inputs such as appraisals significantly in excess of the developer’s equity investment, offers to purchase our properties, sales of our properties, or sales of comparable properties in our markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2015. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.62 - 9.04%	8.53%
		Exit date	1.35 - 3.99 years

Development property investments with a profits interest (a)	Option pricing model	Volatility	72.49 - 73.18%	72.86%
		Exit date	3.56 - 3.99 years

Operating property loans	Income approach analysis	Market yields/ discount rate	6.06 - 7.25%	6.81%
		Exit date	5.59 - 6.84 years

(a) The valuations for the development property investments with a profits interest do not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields – changes in market yields, discount rates or earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

Exit date – changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in the exit date assumption may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Volatility – changes in volatility, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents changes in investments that use Level 3 inputs as of and for the nine months ended September 30, 2015:

Nine months ended September 30, 2015

Balance as of December 31, 2014	$-
Net realized gains	-
Net unrealized gains	656
Fundings of principal, net of unamortized origination fees	37,508
Payment-in-kind interest	439
Net transfers in and/or out of Level 3	-

Balance as of September 30, 2015	$38,603

As of September 30, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $0.7 million.

For the nine months ended September 30, 2015, all of the change in fair value of investments in the Company’s consolidated statement of operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of September 30, 2015.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

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

On April 9, 2015, the Company completed the sale of shares of common stock to the underwriters of its IPO pursuant to the underwriters’ over-allotment option. The Company issued 750,000 shares of common stock and received $14.0 million, net of underwriters’ discount.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Partnership (“OP”) Units.  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer, 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the quarter ended September 30, 2015, the Company granted 52,500 shares of restricted common stock to executive officers and key employees of the Manager, who provide services to the Company, which shares vest ratably over a three-year period.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and non-employee directors. Non-vested shares at September 30, 2015 aggregated 162,500 service-based stock awards, of which none will vest during 2015, 40,833 will vest in 2016, 2017, and 2018, and 20,000 will vest in 2019 and 2020. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the vesting period of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

The Company recognized approximately $0.1 million and $0.2 million of restricted stock award expenses for the three and nine months ended September 30, 2015, respectively. The Company expects to recognize additional expenses of approximately $0.2 million in 2015, based on measurement of the awards at September 30, 2015 using the Company’s stock price of $17.46. The Company presents stock-based compensation expense in the consolidated statements of operations on the line labeled “General and administrative expenses”.

A summary of changes in the Company’s restricted shares for the three and nine months ended September 30, 2015 is as follows:

	Three months ended September 30, 2015		Nine months ended September 30, 2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at beginning of period	110,000	$20.67	-	$-
Granted	52,500	18.82	162,500	20.08
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at end of period	162,500	$20.08	162,500	$20.08

Nonvested restricted shares receive dividends which are nonforfeitable.

6. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the nine months ended September 30, 2015:

Date declared	Record date	Payment date	Per share amount	Total amount
June 3, 2015	July 6, 2015	July 15, 2015	$0.35	$2,139
August 27, 2015	October 1, 2015	October 15, 2015	$0.35	$2,157

7. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Numerator:
Net loss	$(1,407)	$(2,112)
Less: Dividends declared on unvested restricted shares	(57)	(95)
Net loss attributable to common shareholders	$(1,464)	$(2,207)
Denominator:
Weighted-average number of common shares – basic	6,000,000	4,000,330
Unvested restricted stock shares (1)	-	-
Redeemable operating partnership units (2)	-	-
Weighted-average number of common shares – diluted	6,000,000	4,000,330

Net loss per share attributable to common stockholders	$(0.24)	$(0.55)

(1) Anti-dilutive for the three and nine months ended September 30, 2015

(2) A termination fee (see Note 8) payable by the Operating Partnership ("OP") in OP units is anti-dilutive for the three and nine months ended September 30, 2015. The OP units, if issued, would be redeemable into common stock of the Company.

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

If the Company does not acquire the assets or equity interests of the Manager in an internalization transaction as described above and the management agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then the Company shall pay to the Manager, on the date on which such termination is effective, a termination fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Partnership in OP Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, the Company estimates the deferred termination fee payable and accrues the expense over the term of the management agreement. The Company recorded $0.2 million and $0.3 million of expense for the deferred termination fee for the three and nine months ended September 30, 2015, respectively.

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

The management agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer or chief financial officer, and half of the salary of the president and chief operating officer. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the management agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a termination fee due to the Manager. Amounts reimbursable to the Manager for expenses totaled $0.8 million and $1.3 million during the three and nine months ended September 30, 2015, respectively.

Management Fees

The Company does not intend to employ personnel. As a result, the Company will rely on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The base management fee of the Company’s Manager shall be calculated within 30 days after the end of each fiscal quarter and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the base management fee in cash within five business days after delivery of the written statement of the Manager to the Company setting forth the computation of the management fee for such quarter. The base management fee for the three and nine months ended September 30, 2015 was $0.4 million and $0.8 million, respectively.

Incentive Fee

The Manager is entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the management agreement is in effect) in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

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

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of our common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any facilities underlying our target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings is calculated on the basis of the number of days that the management agreement has been in effect on an annualized basis.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly deliver such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. As of September 30, 2015, the Manager has not earned an incentive fee.

9. RESTRUCTURING COSTS

On August 11, 2015, the Company’s Board of Directors approved consolidating its offices and moving the corporate headquarters to Memphis, Tennessee. In connection with the consolidation and moving of the Company’s headquarters, the Company added legal, accounting, loan administration and business development personnel in Memphis and closed its offices in Miami, Florida and Cleveland, Ohio. The consolidation was completed by the end of the third quarter.

Restructuring costs reflected in the accompanying consolidated statements of operations relate primarily to one-time termination benefits. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. There were also restructuring costs related to lease termination and fixed asset disposals. During the three and nine months ended September 30, 2015, the Company recorded $0.2 million in restructuring costs in the consolidated statements of operations.

Cost Type	Restructuring costs liability at December 31, 2014	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at September 30, 2015	Total cumulative restructuring costs expected to be incurred
Severance	$-	$153	$56	$-	$97	$153
Fixed asset disposal	-	33	-	33	-	33
Lease termination	-	19	2	-	17	19
Other	-	15	9	-	6	15
Total restructuring costs	$-	$220	$67	$33	$120	$220

10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2015.

On November 10, 2015, the Company announced that its Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2015. The dividend is payable on January 15, 2016 to stockholders of record on January 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in the prospectus relating to our IPO, which was filed with the SEC on March 30, 2015, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close loans secured by self-storage facilities
•	changes in our business strategy and the market’s acceptance of our lending terms
•	availability, terms and our rate of deployment of equity and debt capital
•	our manager’s ability to hire and retain qualified personnel
•	changes in the self-storage industry, interest rates or the general economy
•	the degree and nature of our competition
•	volatility in the value of our assets carried at fair market value
•	general volatility of the capital markets and the market price of our common stock.

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

Overview

Jernigan Capital, Inc. makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. We originate self-storage investments through our national network of contacts developed by our origination team, which is comprised of professionals with substantial experience in the self-storage industry. By utilizing our internal origination capabilities and contacts, we are able to: (1) offer financing solutions that meet the unique needs of our customers; (2) have direct access to our customers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight into our customers’ pro forma capital structures and decisions; (4) actively negotiate flexible transaction pricing and terms; and (5) earn origination and structuring fees. Although we seek to internally originate our real estate investments, we may at times source self-storage investments through mortgage brokers and other third parties.

While we maintain the flexibility to structure financing to meet the needs of our customers, since our IPO our self-storage investments have consisted primarily of:

•	Development Property Investments: The Company funds development loans to finance ground-up construction of self-storage facilities or major self-storage redevelopment opportunities, which loans are funded over time as the developer completes the project. Funding of construction draws on development loans typically commences 60 to 90 days following the loan closing, subject to the timing of building permits, which sometimes can be delayed up to 120 days following closing. These loans are secured by first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects, typically have maturities of six years, and typically provide us with a 49.9% interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project; and

•

Operating Property Loans: The Company also funds loans to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are fully funded at the time of origination, are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9%, and generally have a loan term of 72 months.

We have funded all of our investments to date with net proceeds from our IPO and concurrent private placement. We also may originate or acquire mezzanine loans, which typically take the form of subordinated loans secured by second mortgages on the underlying facility or loans secured by a pledge of the ownership interests of either the entity owning the facility or a pledge of the ownership interests of the entity that owns the interest in the entity owning the facility. We expect to hold for investment any mezzanine loans we originate or acquire. The majority of loans we originate together with any concurrent mezzanine loans typically range from $5 million to $15 million in committed principal amount, have combined loan-to-value (“LTV”) or loan-to-cost (“LTC”) ratios of up to 90%, and generally have fixed interest rates. We intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2015. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all or substantially all of our taxable income to stockholders and maintain our qualification as a REIT. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, commercial mortgage loans and other loans in the self-storage industry. Our net interest income, which reflects the accretion of origination fees, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates will vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Partnership or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results will also include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development loans, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three and nine months ended September 30, 2015 also were impacted by changes in accounting methods as discussed below.

Change in Accounting Method of Investments

During the quarter ended June 30, 2015 (the quarter when operations commenced), the Company accounted for all loans using the amortized cost basis and a preferred equity investment using the equity method. During the quarter ended September 30, 2015, the Company further analyzed the documents and agreements governing its development property investment transactions. These development property investments consist of a 49.9% non-controlling Class B membership profits interest in a limited liability company which gives the Company the rights to a 49.9% interest in operating cash flows and sale profits from the financed projects. The Company determined, primarily due to its 49.9% Class B membership profits interests in limited liability companies, that it exercised significant influence over the financial and operating policies of the investees that owned such projects, thereby requiring equity method accounting for its Class B membership profits interests. Due to this, combined with certain other factors including the interest-only terms of the development property investments, the Company concluded that the development property investments, inclusive of any membership interest, should be treated as a single unit of account to which the equity method would apply.

As a result, the Company elected the fair value option for its entire investment portfolio, retrospectively to April 9, 2015, the date of the Company’s first loan investment. The Company elected fair value accounting for these financial instruments because it believes such accounting provides investors and others relying on its financial statements with a more transparent view of its revenues and value inherent in its equity participation in development projects. See Note 2 to the Company’s consolidated financial statements for more information regarding the correction of the immaterial error and resulting accounting change.

Changes in Fair Value of Our Assets

The Company has elected the fair value option of accounting for its development property investments and operating property loans, for which there is not a readily available market value. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate an investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Changes in Market Interest Rates

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

Credit Risk

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

Market Conditions

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage industry remains low compared to historical averages, the industry is seeing increased construction starts recently and the trend is expected to continue upwards. In addition, the number of purchase and sale transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand factors of the self-storage industry include population mobility and new job creation, both of which are experiencing increases since the recession. These factors have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge will enable us to make loans at ratios of 90% LTC and LTV.

Recent Developments

On November 10, 2015, the Company announced that its Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2015. The dividend is payable on January 15, 2016 to stockholders of record on January 1, 2016.

Loans and Other Investing Activity

The Company’s self-storage investments at September 30, 2015 consist of the following:

Development property investments – The Company funds development loans to finance the ground-up construction of self-storage facilities or major self-storage redevelopment opportunities. Development loans are funded over time as the developer completes the project. These investments are predominantly comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Development loans are non-recourse, interest-only loans with a fixed interest rate of 6.9% and a loan term of 72 months.

The Company also has two development loan investments that are comprised of construction loans with a term of 18 months and are interest-only with a fixed interest rate of 6.9% and no equity participation.

The Company also has one investment that is comprised of a first mortgage loan and a preferred equity investment that consists of a 49.9% non-controlling interest in a limited liability company. The capital contributions, distributions and any profits and losses of the entity are allocated in accordance with the terms of the limited liability company agreement.

Operating property loans – The Company also funds loans to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are fully funded at the time of origination, are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9%, and generally have a loan term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of September 30, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $138.9 million and outstanding principal was $39.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Commitment Amount	Funded Prinicpal	Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,333	$2,231	$3,102	$2,202
4/20/2015	Miami	13,867	1,868	11,999	1,737
5/14/2015	Miami	14,849	2,788	12,061	2,657
6/8/2015	Dallas	7,243	2,819	4,424	2,775
6/10/2015	Atlanta	8,132	3,625	4,507	3,607
6/19/2015	Tampa	5,369	2,308	3,061	2,283
6/26/2015	Atlanta	6,050	2,020	4,030	1,985
6/29/2015	Charlotte	7,624	532	7,092	981
7/2/2015	Milwaukee	7,650	2,458	5,192	2,407
7/31/2015	New Haven	6,930	780	6,150	744
8/10/2015	Pittsburgh	5,266	1,338	3,928	1,350
8/14/2015	Raleigh	8,998	954	8,044	868
9/25/2015	Fort Lauderdale	13,230	1,978	11,252	1,859
9/30/2015	Jacksonville	6,445	791	5,654	763
		116,986	26,490	90,496	26,218

Construction loans:
8/5/2015	West Palm Beach	7,500	1,955	5,545	1,899
8/5/2015	Sarasota	4,792	986	3,806	950
		12,292	2,941	9,351	2,849
	Total	129,278	29,431	99,847	29,067

Operating property loans:
4/9/2015	Detroit	3,182	$3,182	-	3,165
6/19/2015	New Orleans	2,800	2,800	-	2,778
7/7/2015	Lehigh Valley	3,480	3,480	-	3,443
8/5/2015	Pittsburgh	150	150	-	150
	Total	9,612	9,612	-	9,536

	Total investments	$138,890	$39,043	$99,847	$38,603

Business Outlook

As of the date of this report, we have executed term sheets for lending transactions involving an aggregate principal amount of approximately $153.3 million. The term sheets are subject to entry into definitive agreements and other contingencies, and there can be no assurance that the loans will close on the terms anticipated, or at all.

We have funded our loan and other investments to date with proceeds from the IPO and concurrent private placement. As of September 30, 2015, we had unrestricted cash of approximately $69.0 million. Our ability to fund the $99.8 million in unfunded commitments as of September 30, 2015, will require us to obtain additional equity and/or debt financing. We have had preliminary discussions with several financial institutions regarding a credit facility and other debt financing transactions. There can be no assurance, however, that we will procure sufficient financing to fund all of our current and anticipated commitments. Given the funding schedules of our development property investments, we expect our existing cash and cash equivalents will provide sufficient funding of our business through March 31, 2016. See “Liquidity and Capital Resources” below and “Risk Factors” in this report and in the prospectus relating to our IPO, which was filed with the SEC on March 30, 2015.

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

Fair Value Measurements

The fair value option under ASC 825-10 allows companies to elect the option to report selected financial assets and liabilities at fair value. The Company has elected the fair value option for its development property investments and operating property loan investments because it believes such accounting provides investors and others relying on our financial statements with a more transparent view of its revenues and value inherent in its equity participation in development projects.

The Company applies ASC 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company has considered its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

The carrying values of cash, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest(a)	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests.	Level 3
An option-pricing method (OPM) framework is utilized to calculate the value of the profits interests.

Operating property loans	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a) Certain of the Company's development property investments include profits interests.

At September 30, 2015, the Company’s development property investments and operating property loan investments are valued using two different valuation techniques based on the early stage of the Company’s investments. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of the development property investments, generally the properties are valued on a cost basis approximating the sum of the net investment drawn amount plus the developer’s equity investment. For one development property investment in which the Company holds a 49.9% Class B membership profits interest, the appraised value of the property collateral was significantly higher than its cost resulting in an unrealized gain. For the Company’s development property investments at or around completion of the construction, the discounted cash flow model used by the Company is expected to encompass the Company’s 49.9% Class B membership profits interest in the operating cash flows of the property and an option pricing model will no longer be necessary. The Company also will consider inputs such as appraisals significantly in excess of the developer’s equity investment, offers to purchase our properties, sales of our properties, or sales of comparable properties in our markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2015. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

	As of September 30, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.62 - 9.04%	8.53%
		Exit date	1.35 - 3.99 years

Development property investments with a profits interest (a)	Option pricing model	Volatility	72.49 - 73.18%	72.86%
		Exit date	3.56 - 3.99 years

Operating property loans	Income approach analysis	Market yields/ discount rate	6.06 - 7.25%	6.81%
		Exit date	5.59 - 6.84 years

(a) The valuations for the development property investments with a profits interest do not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields – changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments.

Exit date – changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in the exit date assumption may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Volatility – changes in volatility, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents changes in investments that use Level 3 inputs as of and for the nine months ended September 30, 2015:

Nine months ended September 30, 2015

Balance as of December 31, 2014	$-
Net realized gains	-
Net unrealized gains	656
Fundings of principal, net of unamortized origination fees	37,508
Payment-in-kind interest	439
Net transfers in and/or out of Level 3	-

Balance as of September 30, 2015	$38,603

As of September 30, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $0.7 million.

For the nine months ended September 30, 2015, all of the change in fair value of investments in the Company’s consolidated statement of operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of September 30, 2015.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining non-employee directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Partnership (“OP”) Units. A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares (total of 10,000) of restricted common stock, which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer, 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the quarter ended September 30, 2015, the Company granted 52,500 shares of restricted common stock to executive officers and key employees of the Manager, which shares vest ratably over a three-year period.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. We commenced operations on April 1, 2015 upon closing of our IPO. Prior to that time, we had no operations, and there are no comparable periods for which operating results are presented.

Three months ended September 30, 2015 (dollars in thousands):

Three Months Ended September 30, 2015
Revenues:
Interest income from investments	$578
Net interest income	578

Costs and expenses:
General and administrative expenses reimbursable to Manager	791
General and administrative expenses	422
Investment expenses	112
Management fees to Manager	414
Restructuring costs	220
Deferred termination fee to Manager	158
Total costs and expenses	2,117

Operating loss	(1,539)

Other income:
Change in fair value of investments	85
Other interest income	47
Total other income	132
Net Loss	$(1,407)

Revenues

Interest income from real estate loans consisted of interest earned on development property investments and operating property loans on self-storage properties. Interest rates on the majority of the development property investments and operating property loans are 6.90% for a term of generally 72 months.

Expenses

The following table provides a detail of general and administrative expenses reimbursable to Manager and general and administrative expenses by natural classification for the three months ended September 30, 2015.

Three months ended September 30, 2015

Compensation and benefits	$539
Occupancy	79
Business development	206
Professional fees	382
Other	7
Total	$1,213

General and Administrative expenses reimbursable to Manager

General and administrative expenses reimbursable to Manager of $0.8 million consisted of expenses incurred by our Manager in operating our business, including, without limitation, office rent, compensation expense for its employees (other than our chief executive officer, chief financial officer, and half the salary for our president and chief operating officer), travel expenses and other business development expenses.

General and Administrative expenses

General and administrative expenses of $0.4 million consisted predominantly of $0.1 million in fees for general corporate legal services from outside counsel, $0.1 million for accounting consulting fees, and $0.1 million of compensation expenses related to restricted stock awards.

Other operating expenses

The investment expenses of $0.1 million consists of legal fees incurred by the Company in connection with the structuring and closing of our loan investments. The management fee of $0.4 million relates to the fee earned by the Manager pursuant to the management agreement. Restructuring costs relate to the exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices and moving the headquarters to Memphis, Tennessee. These charges were primarily related to the severance of employees and lease termination costs. The deferred termination fee to Manager of $0.2 million represents the accrual over the term of the management agreement of the deferred termination fee payable by the Operating Partnership in OP Units.

Other income

For the three months ended September 30, 2015, we recorded other income of $0.1 million, of which $0.09 million related to the change in fair value of investments and $0.05 million related to other interest income earned on cash and cash equivalents held at financial institutions.

Nine months ended September 30, 2015 (dollars in thousands):

Nine Months Ended September 30, 2015
Revenues:
Interest income from investments	$735
Net interest income	735

Costs and expenses:
General and administrative expenses reimbursable to Manager	1,311
General and administrative expenses	689
Investment expenses	262
Management fees to Manager	823
Restructuring costs	220
Deferred termination fee to Manager	308
Total costs and expenses	3,613

Operating loss	(2,878)

Other income:
Change in fair value of investments	656
Other interest income	110
Total other income	766
Net Loss	$(2,112)

Revenues

Interest income from investments consisted of interest earned on development property investments and operating property loans on self-storage properties. Interest rates on the majority of the development property investments and operating property loans are 6.90% for a term of generally 72 months.

Expenses

The following table provides a detail of general and administrative expenses reimbursable to Manager and general and administrative expenses by natural classification for the nine months ended September 30, 2015.

Nine months ended September 30, 2015

Compensation and benefits	$765
Occupancy	130
Business development	390
Professional fees	605
Other	110
Total	$2,000

General and Administrative expenses reimbursable to Manager

General and administrative expenses reimbursable to Manager of $1.3 million consisted of expenses incurred by our Manager in operating our business, including, without limitation, office rent, compensation expense for its employees (other than our chief executive officer, chief financial officer, and half the salary for our president and chief operating officer), travel expenses and other business development expenses.

General and Administrative expenses

General and administrative expenses of $0.7 million consisted predominantly of $0.2 million of fees for general corporate legal services from outside counsel, $0.1 million for accounting consulting fees, $0.2 million of compensation expenses related to restricted stock awards, and $0.1 million related to director and officer liability insurance.

Other operating expenses

The investment expenses of $0.3 million consists of legal fees incurred by the Company in connection with the structuring and closing of our loan investments. The management fee of $0.8 million relates to the fee earned by the Manager pursuant to the management agreement. Restructuring costs relate to the exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices and moving the headquarters to Memphis, Tennessee. These charges were primarily related to the severance of employees and lease termination costs. The deferred termination fee to Manager of $0.3 million represents the accrual over the term of the management agreement of the deferred termination fee payable by the Operating Partnership in OP Units.

Other income

For the nine months ended September 30, 2015, we recorded other income of $0.8 million, of which $0.7 million related to the change in fair value of investments and $0.1 million related to other interest income earned on cash and cash equivalents held at financial institutions.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to originate our target investments, make distributions to our stockholders and fund our operations. As of September 30, 2015, we had unrestricted cash of approximately $69.0 million. In the future, our primary sources of cash will generally consist of unused borrowing capacity under our financing sources, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) other sources of private financing, which may include private placements of equity or debt securities and/or joint ventures and (c) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us. The sources of financing for our target investments are described below.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the nine months ended September 30, 2015:

Nine months ended September 30, 2015
Net loss	$(2,112)
Adjustments to reconcile net loss to net cash used in operating activities	445
Net cash used in operating activities	(1,667)
Net cash used in investing activities	(37,606)
Net cash provided by financing activities	108,252
Change in cash and cash equivalents	$68,979

Cash increased by $69.0 million during the nine months ended September 30, 2015. Net cash used in operating activities totaled $1.7 million during the nine months ended September 30, 2015. The primary components of cash used in operations were net loss of $2.1 million and an increase of $0.4 for changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2015 totaled $37.6 million, and related primarily to the origination of new loans held for investment.

Net cash provided by financing activities for the nine months ended September 30, 2015 totaled $108.3 million and related primarily to the gross proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million, as well as $2.1 million of dividends paid.

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

Leverage Policies

To date we have funded our loan portfolio exclusively with the proceeds of the IPO and private placement. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain First Mortgage Loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our Board of Directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match- funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Form 10-Q or Form 10-K for the period in which the change was made, or in a Current Report on Form 8- K if required by the rules of the SEC or the Board of Directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

Since the closing of the Company’s initial public offering on April 1, 2015 through September 30, 2015, the Company has committed an aggregate of $138.9 million principal amount in loans, $39.0 million of which has been funded as of September 30, 2015.

Closing Date	Metropolitan Statistical Area ("MSA")	Commitment Amount	Funded Prinicpal	Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,333	$2,231	$3,102	$2,202
4/20/2015	Miami	13,867	1,868	11,999	1,737
5/14/2015	Miami	14,849	2,788	12,061	2,657
6/8/2015	Dallas	7,243	2,819	4,424	2,775
6/10/2015	Atlanta	8,132	3,625	4,507	3,607
6/19/2015	Tampa	5,369	2,308	3,061	2,283
6/26/2015	Atlanta	6,050	2,020	4,030	1,985
6/29/2015	Charlotte	7,624	532	7,092	981
7/2/2015	Milwaukee	7,650	2,458	5,192	2,407
7/31/2015	New Haven	6,930	780	6,150	744
8/10/2015	Pittsburgh	5,266	1,338	3,928	1,350
8/14/2015	Raleigh	8,998	954	8,044	868
9/25/2015	Fort Lauderdale	13,230	1,978	11,252	1,859
9/30/2015	Jacksonville	6,445	791	5,654	763
		116,986	26,490	90,496	26,218

Construction loans:
8/5/2015	West Palm Beach	7,500	1,955	5,545	1,899
8/5/2015	Sarasota	4,792	986	3,806	950
		12,292	2,941	9,351	2,849
	Total	129,278	29,431	99,847	29,067

Operating property loans:
4/9/2015	Detroit	3,182	$3,182	-	3,165
6/19/2015	New Orleans	2,800	2,800	-	2,778
7/7/2015	Lehigh Valley	3,480	3,480	-	3,443
8/5/2015	Pittsburgh	150	150	-	150
	Total	9,612	9,612	-	9,536

	Total investments	$138,890	$39,043	$99,847	$38,603

As of September 30, 2015, we had unrestricted cash of approximately $69.0 million. Our ability to fund the $99.8 million in unfunded commitments as of September 30, 2015, will require us to obtain additional equity and/or debt financing. We have had preliminary discussions with several financial institutions regarding a credit facility and other debt financing transactions. There can be no assurance, however, that we will procure sufficient financing to fund all of our current and anticipated commitments. See “Risk Factors” in this report for a discussion of the Company’s funding needs.

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

Dividends

For the quarter ended September 30, 2015, we declared a dividend to our stockholders of $0.35 per share, payable on October 15, 2015 to stockholders of record on October 1, 2015. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and private placement to originate our target investments, we may fund quarterly distributions out of such net proceeds.

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

Market Risk

Our loans will be reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control Over Financial Reporting

During the third quarter of 2015, the Manager employed several new key employees as part of its efforts to consolidate its headquarters in Memphis, Tennessee. Included among these new employees was the Company’s Chief Financial Officer, General Counsel, and Corporate Controller.  As a result, the Company implemented additional internal controls during the third quarter that are necessary to monitor our operations and report our financial results including enhancing the review of loan transactions and documents.

PART II. other information

Item 1. Legal Proceedings

Neither we nor any of our affiliates are the subject of any legal or regulatory proceedings. We and our affiliates may be involved, from time to time, in legal proceedings that arise in the ordinary course of business.

Item 1A. Risk Factors

In addition to the information in this report, you should carefully consider the risks relating to our business that we identify in “Risk Factors” in the prospectus related to our IPO dated March 26, 2015, filed with the SEC on March 30, 2015, in accordance with Rule 424(b) of the Securities Act, which is accessible on the SEC’s website at www.sec.gov. This section supplements and updates that discussion.

All of our portfolio investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

All of our portfolio investments will be in the form of loans and positions or securities that are recorded at fair value and are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, which likely will include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors which might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, our borrowers’ earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exit date, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the value of our investments deteriorates from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

If we cannot obtain additional equity or debt financing, we may be unable to fund our current and anticipated investment portfolio in full and our growth may be limited.

We have funded our loan and other investments to date with proceeds from the IPO and concurrent private placement. As of September 30, 2015, we had unrestricted cash of approximately $69.0 million. Our ability to fund the $99.8 million in unfunded commitments as of September 30, 2015, will require us to obtain additional equity and/or debt capital. We have had preliminary discussions with several financial institutions regarding a credit facility and other debt financing transactions. There can be no assurance, however, that we will procure sufficient financing to fund all of our current and anticipated commitments. Given the funding schedules of our development property investments, we expect our existing cash and cash equivalents will provide sufficient funding of our business through March 31, 2016.

In addition, our growth is dependent on our ability to access additional equity and debt capital. Moreover, part of our business strategy may involve the use of debt financing, such as a credit facility, to increase potential revenues. Our inability to obtain additional equity and/or debt capital, such as a credit facility, on attractive terms, or at all, could adversely impact our ability to fund fully our existing and anticipated portfolio investments and otherwise execute our business strategy, which could adversely affect our growth prospects and future stockholder returns.

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

As of November 12, 2015, the net proceeds from the IPO had been used as follows: (i) approximately $244 thousand to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) funding of loan transactions totaling $45.0 million funded of $147.0 million in total commitments, and (iii) approximately $4.3 million in dividends to shareholders. The remaining net proceeds will be used to pay outstanding expenses incurred in connection with the IPO, to fund the loans subject to term sheets as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Outlook”, paying the Manager’s fees, for general corporate purposes, including working capital, and, potentially, paying distributions to the Company’s stockholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

JERNIGAN CAPITAL, INC.

Date: November 12, 2015	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	By:	/s/ William C. Drummond
William C. Drummond
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Restricted Stock Agreement with William C. Drummond
10.2	Indemnification Agreement with William C. Drummond
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.