Form 10-K
period 2015-12-31
Jernigan Capital, Inc.
filed 2016-04-05
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36892

JERNIGAN CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1978772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6410 Poplar Avenue, Suite 650 Memphis, Tennessee (Address of principal executive offices)	38119 (Zip Code)

(901) 567-9510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $115,844,320, based on the closing sales price of $20.32 as reported on the New York Stock Exchange.

On April 5, 2016, the registrant had a total of 6,162,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2016 annual meeting of stockholders scheduled to be held on or about May 20, 2016 are incorporated by reference into Part III of this annual report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2015.

FORWARD-LOOKING INFORMATION

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in self-storage facilities
•	our ability to successfully execute our Heitman Joint Venture (as defined herein)
•	changes in our business strategy and the market’s acceptance of our investment terms
•	availability, terms and our rate of deployment of equity and debt capital, including successfully consummating our proposed credit facility
•	our manager’s ability to hire and retain qualified personnel
•	changes in the self-storage industry, interest rates or the general economy
•	the degree and nature of our competition
•	volatility in the value of our assets carried at fair market value
•	general volatility of the capital markets and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

The following description of the business of Jernigan Capital, Inc. should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2015 (“report”). Unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “our Manager” refers to JCap Advisors, LLC, a Florida limited liability company.

PART I

ITEM 1.	BUSINESS

General

We are a commercial real estate finance company incorporated in Maryland that provides capital to private developers, owners and operators of self-storage facilities. Our principal business objective is to deliver attractive long-term risk adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments, and, secondarily, by making loans secured by currently operating self-storage facilities, which loans we refer to as operating property loans. We expect to generate attractive long-term returns on development property investments through a fixed rate of interest on our invested capital together with a 49.9% interest in the positive cash flows of the self-storage development from operations, sales and/or refinancings (a “Profits Interest”). We also generate cash flows from construction loans and operating property loans in the form of a fixed interest rate and origination fees. In addition, in connection with each development property investment, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments are reflected in the carrying value of those investments in our balance sheet and in our income statement. We believe reflecting our investments at fair value provides our stockholders with a clearer view of our true economic performance and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of December 31, 2015, we had closed 24 investments for an aggregate committed principal amount of $175.7 million, including 14 development property investments totaling approximately $118.4 million of aggregate committed principal amount, each of which provides us with a Profits Interest, four construction loans totaling approximately $36.8 million of aggregate committed principal amount and six operating property loans totaling approximately $20.5 million of aggregate committed principal amount. See “ – Investments.” Each of the development property investments is in a primary or secondary market with demographics that management believes will support successful lease-up and value creation in the property. Each construction loan has an 18-month term, and each self-storage facility for which we have provided construction financing is subject to a binding purchase and sale agreement to be completed shortly after a certificate of occupancy is issued with respect to the subject property at a contract price sufficient to repay our construction loan. As of December 31, 2015, we had funded approximately $60.7 million of the aggregate committed principal amount of our closed investments. We have funded all of our investments to date with the net proceeds from our initial public offering of common stock (“IPO”) and concurrent private placement, which were consummated on April 1, 2015. As of December 31, 2015, we had no debt.

On March 7, 2016 we, through our operating company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a joint venture (the “Heitman Joint Venture”) with HVP III Storage Lenders Investor, LLC, an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The Heitman Joint Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Under the JV Agreement, we contributed to the Heitman Joint Venture three existing self-storage development investments in Miami and Fort Lauderdale, Florida that are not yet under construction with an aggregate committed principal amount of approximately $41.9 million and are obligated to provide all new development investment opportunities to the Heitman Joint Venture until the earlier of March 31, 2017 or until the Heitman Joint Venture’s capital is fully committed (the “Investment Period”). Heitman has committed $110.0 million for a 90% interest in the Heitman Joint Venture, with the Company committing $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on the three existing self-storage investments). The $110.0 million contributed to the Heitman Joint Venture by Heitman will be partially funded by a $75.0 million institutional co-investment by an unaffiliated third party procured by Heitman, which was finalized on April 4, 2016. For more information regarding the Heitman Joint Venture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Heitman Joint Venture.”

On January 27, 2016, we executed a non-binding term sheet for a credit facility of up to $60.0 million (the “proposed credit facility”), secured by substantially all of our assets. The proposed credit facility provides for draws against a borrowing base consisting of a pool of loans accepted by the lender as collateral for the loan. The proposed credit facility will have a three-year term, will bear interest at a variable rate tied to 30-day LIBOR, provides for a 1.0% origination fee, a 0.1% annual administration fee, a 0.30% exit fee, an unused line fee after 12 months and a minimum interest/prepayment penalty upon early retirement of the credit facility. The proposed credit facility is subject to lender due diligence and negotiation and execution of definitive loan agreements, among other things, and is expected to close in April 2016. We can offer no assurance that we will meet all conditions to procure and close the proposed credit facility.

The Company is externally managed and advised by JCap Advisors, LLC (the “Manager”). The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both New York Stock Exchange listed self-storage real estate investment trusts (“REITs”). During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 28 years working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, for our taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an Umbrella Partnership REIT (“UPREIT”) and conduct our investment activities through our operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”).

Investment Strategy

We rely on the expertise of the Manager to source, originate, underwrite, execute, service and manage attractive investments in self-storage facilities. We target investments in self-storage facilities primarily in the top 50 United States metropolitan statistical areas, or MSAs, as delineated by the U.S. Office of Management and Budget. We believe attractive self-storage investment opportunities currently exist due to:

•	Excellent long-term self-storage industry fundamentals;

•	A current robust cycle for development of new self-storage facilities;

•	Significant demand for loans secured by self-storage facilities; and

•	Reluctance of commercial banks and other capital providers to finance new self-storage development projects.

We seek to directly originate and structure our target investments utilizing the contacts and self-storage knowledge and experience of our Manager’s personnel, which enables us to: (1) originate broad and adaptable investments that meet the specific needs of our customers and meet our requirements for qualification as a REIT and exclusion from the definition of an investment company under the Investment Company Act of 1940, or the 1940 Act; (2) have direct access to our borrowers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight to our customers’ pro forma capital structures, construction budgets, projections and operational decisions; and (4) earn origination fees. We believe that direct origination of loans also provides us the opportunity to service such loans on an ongoing basis, allowing us to utilize our substantial self-storage industry expertise to better monitor and reduce the risk of loss of principal on our investments.

The majority of loans we originate are in principal amounts ranging from $5 million to $15 million, with fixed interest rates, and 14 of our 24 current loans provide us with a 49.9% Profits Interest.

Under the JV Agreement, during the pendency of the Heitman Joint Venture, and as long as the Heitman Joint Venture holds any assets, Heitman has the right of first offer to participate in any joint venture or similar program pursued by us on substantially the same terms as those set forth in the JV Agreement. This right of first offer includes any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities.

Target Investments

We focus primarily on originating the following types of investments:

•	Development Property Investments: These investments are intended to finance ground-up construction of self-storage facilities or major self-storage conversion or redevelopment opportunities generally in the top 50 MSAs. These investments are typically funded over time as the developer completes the project. Funding of construction draws on development loans typically commences 90 to 120 days following the loan closing, subject to the timing of building permits, which sometimes can be delayed up to 180 days following closing. Development loans are secured by first mortgages on the development projects and first priority security interests in the membership interests of the owners of the projects, typically have a term of 72 months, are interest-only with a fixed interest rate of 6.9% per annum, and typically provide us with a 49.9% profits interest consisting of an interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project. Also included in development property investments are construction loans, which are funded on a similar schedule to our other development property investments, typically have a loan term of 18 months, are interest-only with a fixed interest rate of 6.9% per annum, are secured by a first mortgage and are typically subject to “take-out” under definitive purchase and sale agreements in place with respect to the financed project. However, we do not intend for construction loans on these terms to be a significant component of our business beyond the four loans we have made to date.

•	Operating Property Loans: These loans are intended to finance the acquisition of, refinance existing indebtedness on, or recapitalize presently operating self-storage facilities. These loans are typically fully funded at the time of origination, are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

In addition to our primary focus, we occasionally will originate other loans including:

•	Bridge Loans and Credit Lines: These loans are intended for borrowers who are typically seeking short-term capital to be used in an acquisition, refinancing, recapitalization or repositioning of a given facility, portfolio or partnership interest or pursuit of development sites. These loans typically have shorter maturity terms than our other loans. We expect these loans to be an insignificant part of our business. These loans are accounted for at historical cost and are not subject to fair value adjustments.

The following table summarizes certain targeted characteristics of our investment portfolio:

	Description / Type	LTV Range	Average Term (Years)	Funding Schedule	Profits Interest
Development Property Investments	• Ground-up construction • Major redevelopment	Up to 90%	4-6	10%-30% funded at origination; balance funded on 9-14 month draw schedule	Yes(1)

Operating Property Loans	• Acquisitions • Refinancing • Recapitalization	Up to 90%	4-6	Fully funded at origination	Possible

(1)	Except construction loans, which carry no Profits Interests.

With respect to a majority of our development property investments, we possess a right of first refusal to purchase the underlying self-storage facility. Our right of first refusal with respect to a self-storage facility is typically triggered when the owner of the facility obtains a firm offer for the purchase of the facility from a third party that such owner desires to accept. After receipt of notice of such offer, we typically have 10 to 15 business days to exercise our right to purchase the project at the price and on the terms set forth in the bona fide third party offer. Following our exercise of our right of first refusal, we typically have a 20 to 30 business day inspection period, and we may cancel our exercise of our right of first refusal prior to the end of such inspection period. After expiration of the inspection period, we will close the purchase of the self-storage facility. Our out-of-pocket funds to close the purchase of a facility acquired by our exercise of our right of first refusal will typically be the contract purchase price less mortgage debt and less any Profits Interest we have with respect to the facility. In a situation where we continue to hold the debt on the facility, our out-of-pocket funds to close would typically be approximately equal to the owner’s equity and share of profit on the sale of the facility. We expect to exercise rights of first refusal to purchase self-storage facilities we have financed, subject to our ability to obtain financing.

Investments

Since the closing of our IPO through December 31, 2015, we have committed an aggregate of $175.7 million principal amount in loans, $60.7 million of which has been funded as of December 31, 2015, and have entered into definitive agreements with respect to the financing of the following self-storage facilities:

Closing Date	Metropolitan Statistical Area ("MSA")	Commitment Amount (in thousands)	Funded Principal (in thousands) (1)	Unfunded Commitment (in thousands)	Fair Value (in thousands)

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$3,254	$2,118	$3,400
5/14/2015	Miami (2)	13,867	2,258	11,609	2,115
5/14/2015	Miami (2)	14,849	3,076	11,773	2,929
6/10/2015	Atlanta	8,132	4,723	3,409	4,829
6/19/2015	Tampa	5,369	3,720	1,649	3,820
6/26/2015	Atlanta	6,050	2,799	3,251	2,823
6/29/2015	Charlotte	7,624	1,124	6,500	1,554
7/2/2015	Milwaukee	7,650	2,529	5,121	2,463
7/31/2015	New Haven	6,930	997	5,933	960
8/10/2015	Pittsburgh	5,266	1,542	3,724	1,542
8/14/2015	Raleigh	8,998	1,026	7,972	934
9/25/2015	Fort Lauderdale (2)	13,230	2,144	11,086	2,009
9/30/2015	Jacksonville	6,445	1,213	5,232	1,180
10/27/2015	Austin	8,658	800	7,858	708
		$118,440	$31,205	$87,235	$31,266

Construction loans:
8/5/2015	West Palm Beach	7,500	2,011	5,489	1,951
8/5/2015	Sarasota	4,792	1,036	3,756	998
11/17/2015	Chicago	6,808	775	6,033	706
12/23/2015	Miami	17,733	5,655	12,078	5,301
		$36,833	$9,477	$27,356	$8,956
	Subtotal	$155,273	$40,682	$114,591	$40,222

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,736
7/7/2015	Newark	3,480	3,480	-	3,416
10/30/2015	Nashville	1,210	1,210	-	1,192
11/10/2015	Sacramento	5,500	5,500	-	5,401
11/24/2015	Nashville	4,968	4,863	105	4,755
12/22/2015	Chicago	2,502	2,130	372	2,100
	Subtotal	$20,460	$19,983	$477	$19,600

	Total investments	$175,733	$60,665	$115,068	$59,822

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments were contributed to the Heitman Joint Venture in connection with our investment in the Heitman Joint Venture of $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on these investments).

Operations Strategy

We believe our relationship with our Manager and our ability to capitalize on its self-storage industry reputation, relationships, market knowledge and expertise provide us with substantial benefits in sourcing, underwriting and evaluating attractive investments, executing such investments quickly and effectively, and managing our assets. Under our management agreement, our Manager is responsible for administering our business activities and day-to-day operations, including sourcing and originating investment opportunities, providing underwriting services and processing approvals for all loans and other investments in our portfolio. The Manager has an Investment Committee that reviews all loans and other investments to determine whether they meet our investment guidelines and are otherwise appropriate for our portfolio. The following is a description of the key elements of our Manager’s business operations:

Origination

Our Manager utilizes its self-storage industry knowledge and relationships to originate a substantial majority of our investments. Seven of the 17 employees of our Manager who provide services to the Company, including Messrs. Good and Jernigan, are actively engaged in the origination process. The Manager’s employees solicit self-storage facility owners, developers, commercial mortgage loan brokers, financial institutions and others throughout the United States. Each employee of the Manager responsible for originating loans has the self-storage industry knowledge, real estate and finance expertise to determine what investment structure best meets the needs of the borrower and the optimal structure of a financing solution. We believe the self-storage industry experience, knowledge and relationships of our Manager uniquely position us to significantly grow our investment portfolio.

Underwriting

Each of our Manager’s employees who originate investment opportunities evaluates such opportunities in accordance with specific underwriting guidelines, policies and procedures in order to determine suitability for both the borrower and our portfolio. Our Manager performs underwriting due diligence on all proposed transactions prior to loan approval and commitment.

In general, our Manager’s underwriting guidelines require it to evaluate the following, as appropriate:

•	the character and integrity of the developer/owner of the project;

•	the proposed ownership structure, financial strength and real estate and self-storage industry experience of the borrower’s principals, background check on principals, third party appraisal, insurance review, environmental and engineering studies and, if applicable, seismic studies;

•	appropriate sub-market demographics, including population density, average household incomes, percentage of non-subsidized renters, per capita self-storage square footage, competitors and rental rates;

•	with respect to development projects, the construction budget, required interest reserves, the guaranteed maximum price construction contract, buy-out of subcontractors, zoning and entitlement issues for construction and major redevelopment loans;

•	the construction quality of an existing self-storage facility to determine future maintenance and capital expenditure requirements;

•	a self-storage facility’s historical, current and projected revenues and expenses;

•	the historical, current and projected rental rates, occupancy levels and expense levels at comparable facilities;

•	the potential for near term revenue growth and opportunity for expense reduction and increased operating efficiencies; the facility’s location, its attributes and competitive position within its market, existing competition as well as future competition;

•	the review of a mortgagee’s title policy and an “as built” survey;

•	the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, real estate taxes and facility casualty and liability insurance;

•	the availability of capital for refinancing by the borrower if the loan does not fully amortize; and

•	the internal rate of return.

Key factors considered in credit decisions include debt service coverage, LTV and LTC ratios, development yield, debt yield, cash equity remaining in the deal or level of cash out to the borrower, competitive set relative performance, and facility historical and projected operating performance. Consideration is also given to other factors such as borrower concentration, facility concentration (both by type and location), identification of repayment strategy and expected changes in market conditions.

Investment Approval Process

Our Manager applies its credit approval process to all proposed loans prior to submitting proposals to our Manager’s Investment Committee for final approval. A proposed loan or investment for us is analyzed and a written investment memorandum and financial summary is prepared. The memorandum includes a description of the prospective borrower and sponsor, demographic and competitive information, a description of the site and the proposed collateral and the proposed use of investment proceeds, and an analysis of favorable investment factors and key risk factors. In addition, the presentation provides information summarizing uses of proceeds, net operating income projections, development and debt yields, competitive data and coverage ratios. Each transaction is presented for approval to our Manager’s Investment Committee, which consists of Messrs. Jernigan and Good. All transactions require the approval of both members of our Manager’s Investment Committee. In addition, the approval of our board of directors is required if more than 20% of our equity, determined as of the date of such investment, will be invested in any single project.

Following the approval and closing of any transaction, our Manager’s servicing and portfolio management group provide customary loan monitoring and servicing to assure that all loan approval terms have been satisfied and that they conform to the lending requirements for that particular transaction.

Loan Processing and Servicing

We service all of our development property investments, including construction loans, and operating property loans with a staff, who are employed by our Manager, having an average of over 20 years of experience processing and servicing commercial real estate loans. The responsibilities of our loan processing and servicing team include:

•	Assisting in investment due diligence, documentation and closing;

•	Analyzing and processing draw requests;

•	Ensuring that development projects remain free from impermissible liens and encumbrances;

•	Collecting and analyzing project and developer financial information;

•	Determining compliance with loan covenants;

•	Collecting interest, fees and principal amounts owed on loans; and

•	Assisting our accounting and finance team in determining the fair value of our investments and ensuring proper accounting.

Our processing and servicing team utilizes the services of nationally-known independent consultants to inspect projects that are in the construction process and provide guidance with respect to the processing of construction draws.

Investment Guidelines

Our board of directors has adopted the following general guidelines for our investments and borrowings:

•	no investment will be made that would cause us to fail to qualify as a REIT;

•	no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	no more than 20% of our equity, determined as of the date of such investment, will be invested in any single project and no more than 20% of our equity, determined as of the date of such investment, will be invested in projects controlled by a single borrower or group of affiliated borrowers that would form a consolidated group under GAAP;

•	over time our average leverage will be in the 25% to 35% range, but we may borrow up to 100% of the principal value of certain development loans secured by first mortgages;

•	we will maintain a portfolio of geographically diverse assets; and

•	our Manager must seek the approval of a majority of our independent directors before engaging in any transaction that falls outside of our investment guidelines.

These investment guidelines may be changed or waived by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders.

Relationship with Our Manager

On April 1, 2015, we entered into a management agreement with our Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager is responsible for (a) our day-to-day operations, (b) determining investment criteria and strategy in conjunction with the our board of directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring our portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with our investment guidelines, investment strategy, and financing strategy.

The initial term of the Management Agreement is five years, with up to a maximum of three, one-year extensions that end on the applicable anniversary of the date we completed our IPO, April 1, 2015. Our independent directors will review our Manager’s performance annually. Following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) the Manager’s unsatisfactory performance that is materially detrimental to us; or (b) our determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the independent directors. We will provide our Manager with 180 days’ prior notice of such a termination. Upon such a termination, we will pay the Manager a termination fee except as provided below.

No later than 180 days prior to the end of the initial term of the Management Agreement, our Manager will offer to contribute to our Operating Company at the end of the initial term all of the assets or equity interests in the Manager at the internalization price and on such terms and conditions included in a written offer provided by the Manager.

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of our independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. If the Manager and the special committee are unable to agree, the Manager and the special committee will repeat this process annually during the term of any extension of the Management Agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee.

If we do not acquire the assets or equity interests of the Manager in an internalization transaction as described above and the Management Agreement terminates other than for Cause (as defined below), voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then we shall pay to the Manager, on the date on which such termination is effective, a termination fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on our achieved total annual return, and (b) our equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on our achieved total return (the Internalization Price). Any Termination Fee will be payable by our Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of our common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. We recorded $0.5 million of expense for the deferred termination fee for the year ended December 31, 2015.

We also may terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the board of directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of our independent directors determines is materially detrimental to the Company; (iv) the Manager committing fraud against us, misappropriating or embezzling our funds, or acting grossly negligent in the performance of its duties under the Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for us and to manage and develop our investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) the departure of Mr. Jernigan from the senior management of the Manager, or the Company, during the term of the Management Agreement other than by reason of death or disability.

The Manager may terminate the Management Agreement if we become required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay the Manager a termination fee. The Manager may also decline to renew the Management Agreement by providing us with 180 days’ written notice, in which case we would not be required to pay a termination fee.

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, we will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, half of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by us. In the event that we terminate the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a termination fee due to the Manager. Amounts reimbursable to the Manager for expenses totaled $2.1 million for the year ended December 31, 2015.

Management Fees

As of December 31, 2015, we did not have any personnel. As a result, we are relying on the properties, resources and personnel of the Manager to conduct operations. We have agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that we pay to repurchase our common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable independent of the performance of our portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee for the year ended December 31, 2015 was $1.2 million.

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

• B equals (i) the weighted average of the issue price per share of our common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12-month period and (ii) shares of common stock issuable upon conversion of outstanding OC Units); and

• C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12-month period.

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of our common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of our common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any facilities underlying our target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors.

For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings is calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our board of directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the board of directors. The calculation generally will be reviewed by the board of directors at their regularly scheduled quarterly board meeting. As of December 31, 2015, the Manager has not earned an incentive fee.

Competition

Our net income depends, in part, on our ability to originate or acquire loans at favorable spreads over our cost of capital. In originating or acquiring our target investments, we may compete to a limited degree with other self-storage REITs, including the four publicly-traded self-storage REITs (Public Storage, Extra-Space Storage, CubeSmart and Sovran Self-Storage), and to a greater degree with other commercial mortgage REITs, specialty finance companies, such as business development companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

In the face of this competition, we have access to our Manager’s professionals and their self-storage industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. This expertise enables us to compete more effectively for attractive investment opportunities. Moreover, we believe many traditional institutional debt investors do not possess the self-storage industry knowledge or experience to appropriately assess the riskiness of loans secured by self-storage facilities, and, accordingly, such investors may not compete effectively on pricing and terms for self-storage investments our Manager originates. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors— We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities.”

Employees

We have no employees and are managed by our Manager pursuant to our Management Agreement. Our Manager currently has 17 employees who provide services to the Company. Our officers, comprised of our Chief Executive Officer (“CEO”), President and Chief Operating Officer (“COO”), and Senior Vice President and Chief Financial Officer (“CFO”), are owners and/or employees of our Manager.

Exemption from Regulation under the Investment Company Act of 1940

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We are organized as a holding company that conducts its businesses primarily through wholly- and/or majority-owned subsidiaries. We conduct our operations so that we and the Operating Company do not hold “investment securities” in excess of the limit imposed by the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we have formed or may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (as determined under the 1940 Act) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, propose to engage primarily, or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly- and majority-owned subsidiaries, we are and continue to be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) to effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company under the 1940 Act, any of which could have an adverse effect on us and the market price of our securities, negatively affect our operations, the value of our common stock, the sustainability of our business model, and/or our ability to make distributions.

In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain this exemption from registration for these subsidiaries.

In addition, we, our Operating Company and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the Investment Company Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the tests described above. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions we and our subsidiaries rely on from the 1940 Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Available Information

We maintain a website at www.jernigancapital.com and make available, free of charge, on our website (a) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Our documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations — Jernigan Capital, Inc., 6410 Poplar Avenue, Suite 650, Memphis, TN 38119.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders and could cause the value of our common stock to decline.

Readers should carefully consider each of the following risks and all of the other information set forth in this annual report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

If we cannot obtain additional equity or debt financing, we may be unable to fund our current and anticipated investment portfolio in full and our growth may be limited.

We have funded our loan and other investments to date with proceeds from the IPO and concurrent private placement. As of December 31, 2015, we had unrestricted cash of approximately $43.9 million. Our ability to fund the $115.1 million in unfunded commitments as of December 31, 2015, will require us to obtain additional equity and/or debt capital. Since December 31, 2015, we have executed the JV Agreement for the Heitman Joint Venture providing us with $110.0 million of additional capital to fund investments, subject to the conditions stated in the JV Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Heitman Joint Venture.” Moreover, we have executed a non-binding term sheet for a credit facility that would provide up to $60 million of debt financing. However, our ability to include existing commitments in the Heitman Joint Venture is subject to Heitman’s acceptance of such commitments, of which we can provide no assurance. The proposed credit facility will be available only after negotiation and execution of definitive agreements, the lender’s satisfactory completion of due diligence and approval of a proposed collateral pool and other customary closing conditions. There can be no assurance that we will procure the credit facility or otherwise obtain sufficient financing to fund all of our current and anticipated commitments.

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

The JV Agreement for the Heitman Joint Venture contains certain funding conditions and processes that could result in delays in funding projects or denial of funding altogether, which could have a material adverse effect on our relationships with our developers, our ability to generate additional investments and our business, financial condition and results of operations.

Under the JV Agreement for the Heitman Joint Venture, Heitman has the right to receive materials significantly in advance of final approval and closing of an investment transaction, to refuse to consent to the inclusion of such investment transaction in the Heitman Joint Venture, notwithstanding our preliminary approval of such investment and communication of our approval to the developer/borrower, and to receive draw requests after closing a significant number of days in advance of funding such draws. Any delay in Heitman’s approval of a particular investment could cause the developer/borrower to incur additional costs or pay penalties to extend the closing date of its purchase of the site underlying such investment or to fail to acquire the site altogether. The existence of such delays could cause (i) existing or prospective customers to view us as a less favorable source of financing, (ii) open us to competition from other lenders, (iii) subject us to renegotiation of terms, and/or (iv) subject us to litigation, among other things. Delays in funding draws on closed investment transactions could cause (A) liens to be placed on financed projects, (B) the developer/borrower to incur costs and penalties to contractors and subcontractors, (C) us to be required to fund draws and seek reimbursement from the Heitman Joint Venture, which could adversely affect our liquidity, and/or (D) contractors or subcontractors to sue the developer/borrower, who in turn could seek to hold us responsible. The occurrence of any of these events could result in significant expense to us or cause us to lose business, which could have a material adverse effect on the fair value of our investments, our financial condition and results of operations and our ability to pay dividends.

The Heitman Joint Venture contains a “put” provision with respect to certain development property investments, the exercise of which could require us to expend significant capital to reacquire development property investments at a time when such capital might not be readily available, which could materially adversely affect our financial condition, liquidity and results of operations.

The JV Agreement contains a provision that permits Heitman to cause us to repurchase from Heitman its share of its interests in the developer entities (the “Developer Equity Interests”). Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which we have made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the Heitman Joint Venture, Heitman may either put to us its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The exercise by Heitman of its put right with respect to any development property investment at a time when we lack capital could result in our being in default under the JV Agreement, in which event we could lose some or all of our economic benefit from the Heitman Joint Venture, including, but not limited to, being removed as the managing member of the Heitman Joint Venture. Moreover, if we are required to use our capital to pay the price of any put by Heitman, we may be unable to fund other commitments or add investments in the future, which could materially adversely affect our financial condition, liquidity and results of operations.

Heitman has certain rights of first offer/refusal on follow-on joint ventures and other similar financings during the pendency of the Heitman Joint Venture, which could materially adversely affect our ability to source other equity capital on a competitive basis.

Under the JV Agreement, during the pendency of the Heitman Joint Venture, and as long as the Heitman Joint Venture holds any assets, Heitman has the right of first offer to participate in any joint venture or similar program pursued by us on substantially the same terms as those set forth in the JV Agreement. This right of first offer is extensive, and includes any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities. Heitman’s possession of such rights could materially adversely affect our ability to obtain joint venture terms from another prospective joint venture partner that could be more favorable to us than the terms of the Heitman Joint Venture and have a corresponding adverse impact on our business.

The JV Agreement contains a provision that requires all development property investments to be offered to the Heitman Joint Venture for a specified amount of time, which could adversely affect the Company’s ability to close on attractive investment opportunities in a timely manner, or at all.

Under the JV Agreement, during the Investment Period, we are obligated to offer to the Heitman Joint Venture the funding of all existing or future development property investments, other than those subject to binding agreements as of the date of the JV Agreement All investments offered to the Heitman Joint Venture will be accepted only after Heitman’s approval. Therefore, until that time, we may not fund or provide any development loan or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities outside of the Heitman Joint Venture, unless Heitman first expressly declines to participate in such development loan or financing. This provision could materially adversely affect our ability to close on attractive investment opportunities in a timely manner, or at all, which could adversely affect our business and financial condition.

The Heitman Joint Venture is subject to certain provisions triggered by a change in control of the Company, including if Mr. Jernigan ceases to have an active role in the business of the Joint Venture, that would permit Heitman to serve as managing member of the Heitman Joint Venture instead of us or, in the alternative, cause a sale of the Heitman Joint Venture’s assets, which could result in the Developer Equity Interests held by the Heitman Joint Venture being liquidated at a time prior to their achieving their full value or Heitman obtaining control of the assets of the Heitman Joint Venture, which could materially adversely affect the relationship between the Heitman Joint Venture and developers/borrowers to the material detriment of maximizing the value of the assets of the Heitman Joint Venture.

The JV Agreement provides that if we experience a change in control, which is defined as (i) the sale of all or substantially all of our assets (excluding the assets of the Heitman Joint Venture), (ii) any merger, reorganization, share exchange, recapitalization, restructuring, or consolidation or similar transaction, which would result in a change in ownership of more than a majority of our common stock,(iii) the acquisition by any person of an aggregate of a majority of the beneficial ownership of our common stock unless current directors or directors who are selected, nominated or approved by our current directors or future approved directors continue to comprise a majority of the board of directors of the Company following such acquisition, (iv) the replacement of a majority of our current directors or directors who are selected , nominated or approved by our current directors or future approved directors, (v) the de-registration of our common stock, or (vi) our bankruptcy or insolvency, then Heitman may either remove and replace us as managing member of the Heitman Joint Venture or cause the Heitman Joint Venture to sell all of its assets. Moreover, if Mr. Jernigan ceases to have an active role in the finding and underwriting of potential development loans for the Company, and as a result of such cessation, we are not capable of fulfilling our duties and obligations under the JV Agreement, as reasonably determined by Heitman in good faith, Heitman has the right to remove us as the managing member of the Heitman Joint Venture. If we are removed as managing member of the Heitman Joint Venture, then the relationship between the Heitman Joint Venture and the developer/borrowers under the development property investments held by the Heitman Joint Venture could be adversely affected, prompting such developer/borrowers to prematurely sell assets at less than optimal value. Further, if we are removed as the managing member upon an event of default (as defined in the JV Agreement) or a change in control, we will lose any reimbursement or fees earned during or attributable to the period prior to our removal and we only will be entitled to promote distributions, if any, based on the fair market value of the assets as of the date of our removal. The sale of assets of the Heitman Joint Venture at a time prior to the Developer Equity Interests underlying the development property investments fully maturing could have a material adverse effect on us.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the Heitman Joint Venture, which may materially impact our ability to control our development property investments and operate our business.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the Heitman Joint Venture. These “Major Decisions” include, but are not limited to, the incurrence of any indebtedness, the sale or disposition of assets of the Heitman Joint Venture, the replacement of the managing member, the acceptance of new members into the Heitman Joint Venture and the liquidation of the Heitman Joint Venture. This right to approve all Major Decisions may impact our ability to acquire or dispose of the assets in the Heitman Joint Venture, make other critical investment decisions to maximize the value of the assets in the Heitman Joint Activity, or close on other attractive investment opportunities. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing, or other aspects of our business.

The proposed credit facility could restrict our ability to engage in certain business activities, including our ability to incur additional indebtedness, make capital expenditures and make certain investments.

The proposed credit facility may contain customary negative covenants and other financial and operating covenants that, among other things, could:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments (including certain capital expenditures);

•	restrict our ability to merge with another company;

•	restrict our ability to sell or dispose of assets;

•	restrict our ability to make distributions to stockholders; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements and maximum leverage ratios.

These limitations could limit our ability to engage in certain business activities, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations. In addition, the proposed credit facility may contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right, in certain circumstances, to declare an event of default if we are in default under other loans.

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the interest rates and other yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our assets or our indebtedness. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in reduced net interest income and, possibly, operating losses for us. Changes in the level of interest rates also may affect our ability to originate and close debt investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

Our operating results will depend, in part, on differences between the income earned on our investments and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and debt incurred and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a taxable REIT subsidiary, or “TRS”) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay. In addition, we may fail to recalculate, readjust and execute hedges in an efficient manner.

Any hedging activity in which we engage may materially and adversely affect our business. Therefore, while we may enter into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house, and involve risks and costs that could result in material losses.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates; we may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses.

Changes to derivatives regulation imposed by the Dodd-Frank Act could increase our costs of entering into derivative transactions, which could adversely impact our results of operation, financial condition and business.

Through its comprehensive new regulatory regime for derivatives, the Dodd-Frank Act will impose mandatory clearing, exchange-trading and margin requirements on many derivatives transactions (including formerly unregulated over the-counter derivatives) in which we may engage. The Dodd-Frank Act also creates new categories of regulated market participants, such as “swap dealers,” “security-based swap dealers,” “major swap participants,” and “major security-based swap participants” that will be subject to significant new capital, registration, recordkeeping, reporting, disclosure, business conduct and other regulatory requirements. The details of these requirements and the parameters of these categories remain to be clarified through rulemaking and interpretations by the U.S. Commodity Futures Trading Commission, the SEC, the Federal Reserve Board and other regulators in a comprehensive regulatory implementation process that is currently underway.

Nonetheless, based on information available, the possible effect of the Dodd-Frank Act will be likely to increase our overall costs of entering into derivatives transactions. In particular, new margin requirements, position limits and capital charges, even if not directly applicable to us, may cause an increase in the pricing of derivatives transactions sold by market participants to whom such requirements apply. Administrative costs, due to new requirements such as registration, recordkeeping, reporting, and compliance, even if not directly applicable to us, may also be reflected in higher pricing of derivatives. New exchange-trading and trade reporting requirements may lead to reductions in the liquidity of derivative transactions, causing higher pricing or reduced availability of derivatives, or the reduction of arbitrage opportunities for us, adversely affecting the performance of certain of our trading strategies.

In addition, it is possible that we may be determined by a governmental authority to be a swap dealer, major swap participant, security-based swap dealer, major security-based swap participant or otherwise become subject to new entity level regulation as a result of the Dodd-Frank Act. This additional regulation could lead to significant new costs which could materially adversely affect our business.

RISKS RELATED TO OUR INVESTMENTS

Substantially all of our portfolio investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Substantially all of our portfolio investments will be in the form of loans and positions or securities that are recorded at fair value and are not publicly traded. Personnel employed by our Manager will perform valuations of our investments and such persons are not valuation experts. The fair value of securities and other investments that are not publicly traded may be difficult to determine and may involve substantial judgment on the part of our Manager. We will value these investments quarterly at fair value, which likely will include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors which might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, our borrowers’ earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exit date, prevailing cap rates for self-storage properties, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the fair value of our investments significantly decreases from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

The lack of liquidity in our investments may adversely affect our business.

The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. A majority of our investments involve loans to finance new construction, which are particularly illiquid due to their potential unsuitability for securitization, the lack of current income from the underlying property and the greater difficulty of recovery in the event of a borrower’s default. In addition, most of the loans and securities in which we invest will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. As a result, we expect most of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Because we are focused on the self-storage industry, our revenues will be significantly influenced by supply and demand dynamics in the self-storage sector generally, and over-building in particular markets and/or a decrease in demand for self-storage units would likely have a greater adverse effect on our financial condition and results of operations than if we owned a more diversified investment portfolio.

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Our investment portfolio will consist primarily of loans on self-storage facilities, which will subject us to risks inherent in investments for a single industry. An over-supply of or decrease in the demand for self-storage units would likely have a greater adverse effect on our revenues than if we owned a more diversified investment portfolio. Over-supply can occur when developers over-build the self-storage needs of a particular market or sub-market. Demand for self-storage units has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self-storage facilities in an area. To the extent that any of these conditions occur, they are likely to have a negative impact on the value of our investments, which could cause a decrease in our revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self-storage-related investments.

A prolonged economic slowdown, a lengthy or severe recession or further declines in real estate values could impair our growth and harm our operations.

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. For example, the severe economic downturn that began in 2007 continues to limit the availability of debt financing in the overall marketplace and has generally made leveraged acquisitions and refinancing more difficult. Consequently, our ability to access debt capital to fund our investment program may be adversely affected if the current economic conditions persist for longer than we may anticipate. Declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing facilities to support the purchase or investment in additional facilities. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on or material decreases in the fair value of our investments. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in or sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

Our real estate investments are subject to risks particular to real property. These risks may result in a reduction or elimination of, or return from, a loan secured by a particular facility.

We may own commercial real estate directly in the future as a result of a default of mortgage or other real estate-related loans. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with environmental conditions such as indoor mold; and

•	the potential for uninsured or under-insured property losses.

If any of these or similar events occurs, it may reduce our return from an affected facility or investment and reduce or eliminate our ability to pay dividends to stockholders.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities.

A number of entities compete with us to make the types of investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our anticipated competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying them, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

A substantial majority of our investments will not conform to conventional loan standards applied by traditional lenders. Virtually all of our investments will not be rated, and, if they were rated, would be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the facilities underlying the loans, the borrowers’ credit history, the underlying facilities’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Our mezzanine loan assets will involve greater risks of loss than senior loans secured by income-producing facilities.

We may originate or acquire mezzanine loans, which take the form of loans secured by a pledge of the ownership interests of either the entity owning the facility or a pledge of the ownership interests of the entity that owns the interest in the entity owning the facility. These types of assets involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial expenditure. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the facility and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

For assets recorded at cost, we may experience a decline in the fair value of our assets.

A decline in the fair market value of any investment that is recorded and carried at “cost” may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, our results of operations, financial condition and our ability to make distributions to our stockholders could be materially and adversely affected.

Insurance on mortgage loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a facility if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a facility relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected facility and the value of our investment related to such facility.

Liability relating to environmental matters may impact the value of facilities that we may acquire upon foreclosure of the facilities underlying our investments.

To the extent we foreclose on facilities with respect to which we have extended mortgage loans, we may be subject to environmental liabilities arising from such foreclosed facilities. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of a property underlying one of our debt investments becomes liable for removal costs, the ability of the owner to make payments to us may be reduced, which in turn may adversely affect the value of the relevant mortgage asset held by us and our ability to make distributions to our stockholders.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

RISKS RELATED TO OUR RELATIONSHIP WITH OUR MANAGER AND ITS AFFILIATES

Our future success depends on our Manager and its key personnel, and we may not find a suitable replacement for our Manager if our management agreement is terminated or if such key personnel or investment professionals leave the employment of our Manager or otherwise become unavailable to us.

We currently rely completely on our Manager to source, originate, underwrite, execute, service and manage all of our investments. Our executive officers also serve as officers of our Manager. Our Manager has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager. The officers and key personnel of our Manager evaluate, negotiate, execute and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of our Manager could have a material adverse effect on our business.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of our management agreement with our Manager only extends to April 1, 2020, with automatic one-year renewals thereafter. Our Manager may decline to renew the management agreement with 180 days’ written notice to us. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our investment strategy or manage our investment portfolio.

Our future success depends, in part, upon our Manager’s ability to hire and retain highly skilled managerial, investment, financial and operational personnel, and the past performance of our senior management may not be indicative of future results.

The implementation of our business plan may require that our Manager employ additional qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense. We cannot assure our stockholders that our Manager will be successful in attracting and retaining such skilled personnel. If our Manager is unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected. Our stockholders should not rely upon the past performance of our senior management, as their past performance in the self-storage business or their other prior professional endeavors may not be indicative of our future results.

There are various conflicts of interest in our relationship with our Manager that could result in decisions that are not in the best interests of our stockholders.

In the course of our investing activities, we will pay base management fees to our Manager and will reimburse our Manager for all expenses it incurs except the salaries and bonuses of our Manager’s chief executive officer, and chief financial officer and one-half the salary of our president and chief operating officer and approximately 20% of the salary and bonus of our Vice President of Investments, regardless of the performance of our investment portfolio. The Manager may, at its option, elect not to seek reimbursement for certain expenses during a quarterly period, which determination shall not be deemed to construe a waiver of reimbursement for similar expenses in future periods. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Because we will pay a base management fee and reimburse expenses regardless of how our portfolio performs, our Manager’s interests may be less aligned with our stockholders’ interests than if we were internally managed and our management team was compensated largely based on performance.

Our code of business conduct and ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction that involves an actual conflict of interest with us without the approval of the audit committee of our board of directors. However, we do not have a policy that expressly prohibits our directors, officers, security holders or affiliates from engaging for their own account in business activities of the types conducted by us. In addition, our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities, some of which could compete with us, and our code of business conduct and ethics acknowledges that such activities shall not be deemed a conflict of interest.

The management agreement with our Manager was not negotiated on an arm’s length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We currently do not have any employees and rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. We will pay our Manager substantial base management fees regardless of the performance of our investment portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

Terminating the management agreement for unsatisfactory performance of the Manager or electing not to renew the management agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

The Management Agreement may not be terminated by us during its initial five-year term except for cause. After the initial term, termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days’ prior notice of any such termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to the greater of three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter, or the internalization price that would be payable pursuant to the formula set forth in our management agreement. This provision increases the cost to us of terminating the management agreement and adversely affects our ability to terminate our Manager without cause. See “Item 1 – Relationship with our Manager”.

The incentive fee payable to our Manager under the management agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation and the price it would receive upon internalization of our Manager.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Moreover, to the extent such higher incentive compensation increases the EBITDA of our Manager, the internalization sale price described in our management agreement increases by a multiple of such increased EBITDA. Investments with higher yield potential are generally riskier or more speculative, and a focus on these higher yielding investments could result in increased risk of loss of value of our investment portfolio. See “Item 1 – Relationship with our Manager – Incentive Fees”.

If we internalize the advisory and management services provided by our Manager, we will become exposed to new and additional costs and risks and may pay substantial consideration to our Manager.

If we internalize the advisory and management services provided by our Manager, we will become exposed to new and additional costs and risks. For example, while we would no longer bear the external costs of the management fee paid to our Manager if we become self-advised, our direct overhead may increase, as we would be responsible for compensation and benefits of our officers and other employees that were previously paid by our Manager. As a direct employer, we would also be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Accordingly, if we internalize the advisory and management services provided by our Manager, our financial condition and operating results may be adversely affected.

We may choose not to internalize our Manager despite the fact that we may have the right and the ability to internalize our Manager; if we choose not to internalize or we are unable to complete an internalization transaction, our business and growth could be negatively affected and we may still be obligated to pay a termination fee upon termination of the management agreement.

Pursuant to the management agreement, our Manager is obligated to present to us an initial proposal to internalize our Manager no later than 180 days prior to the end of the initial term of the management agreement. No assurances can be given that we will internalize our Manager on the terms described in the management agreement, or at all. Any proposal from our Manager will be the subject of definitive documentation and negotiation between us and our Manager and approval by our board of directors and our stockholders. As a result, there can be no assurance that we will be able to conclude an internalization transaction, which could adversely affect our business and growth. If we choose not to internalize our Manager and not to renew the management agreement at the expiration of the initial term or any extended term or we terminate the management agreement at any time after the initial term other than for cause, we will be obligated to pay our Manager a termination fee equal to the greater of (A) three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (B) the Internalization Price.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager, which may result in riskier investments.

While our directors periodically review our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager. Our investment guidelines may be changed from time to time. Furthermore, our Manager may cause us to enter into investments utilizing complex strategies and transactions that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exclusion from registration under the 1940 Act. Decisions made and investments entered into by our Manager may not fully reflect our stockholders’ best interests.

Our Manager may change its investment process without stockholder consent, or elect not to follow it, at any time, which may adversely affect our investments.

Our Manager may change its investment process without stockholder consent at any time. In addition, there can be no assurance that our Manager will follow its investment process in relation to the identification and underwriting of prospective investments. Changes in our Manager’s investment process may result in inferior due diligence and underwriting standards, which may adversely affect the performance of our investment portfolio.

Our Manager’s liability is limited under the management agreement, and we will indemnify our Manager against certain liabilities. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Under the terms of the management agreement, our Manager, its officers, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager will not be liable to us, any subsidiary of ours, our stockholders or partners or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. In addition, we have agreed to indemnify our Manager, its officers, stockholders, members, managers, directors, personnel, any person controlling or controlled by our Manager and any person providing services to our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Our Manager and its affiliates have limited experience managing a portfolio of assets in the manner necessary to maintain our exclusion under the 1940 Act.

In order to maintain our exclusion from registration under the 1940 Act, the assets in our portfolio are subject to certain restrictions that meaningfully limit our operations. Our Manager has limited experience managing a portfolio in the manner necessary to maintain our exclusion from registration under the 1940 Act. A failure to maintain an exclusion from registration under the 1940 Act could have a material adverse effect on our business.

RISKS RELATED TO OUR COMPANY

We have a limited operating history and may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We were organized on October 1, 2014 and have a limited operating history. Despite the experience and track record of Mr. Jernigan with two equity REITs focused on the self-storage industry, those REITs had different investment strategies and operating models than we have, and the historical results of those companies while Mr. Jernigan was the chief executive officer are not indicative of, and may be substantially different than, the results we achieve as a public mortgage REIT.

We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. The results of our operations depend on several factors, including the availability of opportunities for the origination or acquisition of target investments, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and economic conditions. In addition, our future operating results and financial data may vary materially from the historical operating results and financial data contained in this annual report on Form 10-K because of a number of factors, including costs and expenses associated with the management agreement. Consequently, the historical financial statements contained in this annual report on Form 10-K may not be useful in assessing our likely future performance.

Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies without stockholder consent.

Our board of directors may change our investment strategy or guidelines, financing strategy or leverage policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile than that of our existing investment portfolio or of a portfolio comprised of our target investments. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those asset categories presently owned. These changes could adversely affect our financial condition, results of operations, the market price of our common stock and our ability to make distributions to our stockholders.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations (including, without limitation, laws and regulations having the effect of exempting mortgage REITs from the 1940 Act) and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

We are subject to laws and regulations at the local, state and federal levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source, or inability to access debt or equity capital;

•	actual or anticipated accounting problems;

•	publication of research reports about us, the self-storage sector or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	speculation in the press or investment community;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exemption from the 1940 Act;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

•	significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our investment portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our common stock or REITs generally;

•	uncertainty surrounding the strength of the U.S. economic recovery; and

•	concerns regarding global economic conditions.

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase.

Common stock eligible for future sale may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of our common stock, or the availability of shares for future sales, on the market price of our common stock.

Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We may issue additional shares in subsequent public offerings or private placements to make new investments or for other purposes. We are not required to offer any such shares to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future share issuances, which may dilute the existing stockholders’ interests in us.

We may be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

We are generally required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains, for us to qualify as a REIT, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our ability to pay distributions may be adversely affected by a number of factors. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) and not designated by us as capital gain dividends generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxed to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends will constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, but not below zero. Distributions in excess of our current and accumulated earnings and profits that exceed a stockholder’s bases are included in such stockholder’s income as capital gain.

Future offerings of debt or equity securities, which would rank senior to our common stock, may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Maryland General Corporation Law, or the MGCL, prohibits certain business combinations, which may make it more difficult for us to be acquired.

Under the MGCL, “business combinations” between a Maryland corporation and an “interested stockholder” or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as: (a) any person who beneficially owns 10% or more of the voting power of the then-outstanding voting stock of the corporation; or (b) an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.

After the expiration of the five-year period described above, any business combination between the Maryland corporation and an interested stockholder must generally be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of the then-outstanding shares of voting stock of the corporation; and

•	two-thirds of the votes entitled to be cast by holders of voting stock of the corporation, other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected, or held by an affiliate or associate of the interested stockholder.

These supermajority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The MGCL also permits various exemptions from these provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has adopted a resolution exempting any business combination with our Manager or any of its affiliates. Consequently, the five-year prohibition and the supermajority vote requirements will not apply to business combinations between us and our Manager or any of its affiliates. As a result, our Manager or any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the supermajority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

o	change our name;

o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

o	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

o	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

o	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange. All other matters are subject to the discretion of our board of directors

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue up to 500 million shares of common stock and 100 million shares of preferred stock without stockholder approval. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a class or series of shares of common or preferred stock that could delay or prevent a merger, third-party tender offer or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Maintenance of our exemption from registration under the 1940 Act imposes significant limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the 1940 Act.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage, or propose to engage, primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Further, we intend to conduct our business in a manner so that neither we, nor our Operating Company, own investment securities in excess of the 40% test set forth in Section 3(a)(1)(C) discussed herein. Because we are a holding company that will conduct its businesses primarily through wholly- and majority-owned subsidiaries, this means the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our (or our Operating Company’s) total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act, which may adversely affect our business.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company under the 1940 Act, any of which could negatively affect our business, the value of our common stock, the sustainability of our business model, and our ability to make distributions, which also could have an adverse effect on our business and the market price for our shares of common stock. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including restrictions on the ability to use leverage), management, operations, prohibitions on transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to meet an exception from the definition of “investment company” from the 1940 Act would require us to significantly restructure our investment strategy. For example, because affiliate transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, and we might be required to terminate our management agreement and any other agreements with affiliates, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We expect certain subsidiaries that we may form in the future to rely upon the exception from the definition of “investment company” set forth in Section 3(c) (5)(C) of the 1940 Act, which applies to entities “primarily engaged” in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception, as interpreted by the staff of the SEC, generally requires that at least 55% of a subsidiary’s assets must be comprised of qualifying assets and the remaining 45% of the subsidiary’s portfolio be comprised of real estate-related assets (as such terms have been interpreted by the staff of the SEC). SEC staff no-action letters have indicated that the foregoing real estate-related assets test will be met if at least 25% of such subsidiary’s assets are invested in real estate-related assets, which threshold is subject to reduction to the extent that the subsidiary invested more than 55% of its total assets in qualifying assets, and no more than 20% of such subsidiary’s total assets are invested in miscellaneous investments. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff and on our analyses of such guidance to determine which assets are qualifying real estate assets and real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exception from the definition of “investment company” under the 1940 Act. If we are required to re-classify our subsidiaries’ assets, they may no longer be in compliance with the exception from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or not acquiring or selling assets we might wish to hold.

In addition, our Operating Company and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the 1940 Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

We determine whether an entity is one of our majority-owned subsidiaries. The 1940 Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the tests discussed above. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Rapid and steep declines in the values of our self-storage-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of our self-storage-related investments declines as a result of increased interest rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Our rights and the rights of our stockholders to recover on claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

The Maryland General Corporation Law, or MGCL, provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper personal benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our board of directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of us in any of the capacities described above and any employee or agent of us or a predecessor of us, including our Manager and its affiliates.

We also are permitted, and intend, to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents, including our Manager and its affiliates, against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2015, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

U.S. FEDERAL INCOME TAX RISKS

Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and potentially state and local tax, and would adversely affect our operations and the market price of our common stock.

We intend to elect and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2015. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or our REIT election may be inadvertently terminated. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We intend to structure our activities in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the REIT asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. Also, we may not make sufficient distributions to avoid certain excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and will be subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be used to fund loans and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification.

Under applicable provisions of the Code regarding prohibited transactions by REITs, while we qualify as a REIT, we will be subject to a 100% penalty tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we may avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our assets to comply with a prohibited transaction safe harbor available under the Code for assets held for at least two years. However, no assurance can be given that any particular asset we own, directly or through any subsidiary entity, but generally excluding any TRS of ours, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our loan sales, even though such sales or structures might otherwise be beneficial for us. If we sell a First Mortgage Loan through a TRS, it is possible that gain from the sale of the loan will be recharacterized as though we sold the loan directly. Even if the sale of a loan by a TRS is not recharacterized, any gain on the sale by the TRS will be subject to regular corporate income tax.

TRSs are subject to corporate-level taxes and our dealings with any TRSs we establish may be subject to 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 25% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will monitor the aggregate value of the securities of any TRSs we form and intend to conduct our affairs so that such securities will represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets (referred to as “phantom income”). Furthermore, if we own an equity interest in an entity treated as a partnership for federal income tax purposes (or are treated as owning such an interest for federal income tax purposes), we may be required to include taxable income without a corresponding cash distribution from such entity. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

Our mortgage loans may include an equity participation feature, which may result in a loan being treated as a “contingent payment debt instrument” for federal income tax purposes. If any of our loans are treated as contingent payment debt instruments, we will be required to accrue income on the loan at the borrower’s “comparable yield,” which may be greater than the payments of cash interest on the loan in a given taxable year. Furthermore, any income that is received from the loan, including income attributable to our equity participation in appreciation in the property securing the loan, will be characterized as ordinary income and not as capital gain.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of common stock as part of a distribution in which stockholders may elect to receive shares of common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

In order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, generally the loan must be secured by real property. We may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

If our equity participations are recharacterized as equity interests in our borrowers or cause interest payments on our loans to be income other than qualifying REIT income, our ability to qualify as a REIT could be adversely affected.

Our mortgage loans may include an equity participation feature, including a percentage interest in certain future cash flows, refinance proceeds or sale proceeds. In certain cases, it may be unclear whether a mortgage loan with equity participation features is properly classified as a debt instrument issued by the borrower or an equity interest for federal income tax purposes. We intend to structure our mortgage loans with equity participations so that if the mortgage loan is treated as a debt instrument issued by a borrower for U.S. federal income tax purposes it is a “qualifying” asset for purposes of the REIT 75% asset test and produces qualifying income for purposes of the REIT 75% income test. However, if a loan with an equity participation is recharacterized as an equity interest in the borrower our deemed equity interest in the borrower will represent an interest in the borrower’s assets and income for federal income tax purposes. In that event, the mortgage loan agreement will contain covenants requiring the borrower to only hold qualifying assets (other than de minimis amounts) for purposes of the 75% asset test and only earn qualifying income (other than de minimis amounts) for purposes of the 75% income test. Therefore, if a mortgage loan represents an equity interest in the borrower, treatment of our equity interest in the borrower as representing qualifying assets for purposes of the 75% asset test and qualifying income for purposes of the 75% gross income test will depend on the borrower’s compliance with covenants in the loan agreement. Alternatively, we may hold loans with equity participations through a TRS, in which case income derived from the loan may be subject to U.S. federal, state or local income tax. If any equity participation (other than an equity participation held by a TRS) is recharacterized as an equity interest, or if any equity participation were to cause interest payments on our loans to be income other than qualifying REIT income, we may be required to pay an excise tax on the amount of non-qualified income or we may be disqualified as a REIT.

We may own equity participations in the form of equity interests in our borrowers, in which case our ability to qualify as a REIT could be affected by our borrowers’ compliance with various operating covenants.

Some of our equity participations may be structured as equity interests in our borrowers. For purposes of the REIT asset and income tests, our equity interest in a borrower that is a partnership for federal income tax purposes will represent an interest in the borrower’s income or assets. We intend to obtain covenants from borrowers in which we own an equity interest that require the borrower to only hold qualifying assets (other than de minimis amounts) for purposes of the REIT 75% asset test and only earn qualifying income (other than de minimis amounts) for purposes of the REIT 75% and 95% income tests. If a borrower does not comply with such covenants, our ability to qualify as a REIT could be adversely affected. Alternatively, we may hold equity interests in borrowers through a TRS, in which case income derived from the equity interest may be subject to U.S. federal, state or local income tax.

Our qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that we acquire, and the inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, and also to what extent those securities constitute real estate assets for purposes of the asset tests and produce qualifying income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our REIT qualification and result in significant corporate-level tax.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 80% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (a) we are a “pension-held REIT,” (b) a tax-exempt stockholder has incurred debt to purchase or hold our common stock or (c) a holder of common stock is a certain type of tax-exempt stockholder, dividends on, and gains recognized on the sale of, common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. As of August 17, 2015, our principal executive offices are located at 6410 Poplar Avenue, Suite 650, Memphis, TN 38119. Our principal executive office is leased by our Manager and pursuant to the terms of our Management Agreement, we reimburse our Manager for such office’s rent. Prior to August 17, 2015, our principal executive offices were located at 1395 Brickell Avenue, Miami FL 33131. Our Manager still has a lease on this office space, and pursuant to the terms of our Management Agreement, we reimburse our Manager for such office’s rent. The cost associated with the Miami office space is charged to restructuring costs in our Consolidated Statement of Operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2015, we were not involved in any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “JCAP” on March 27, 2015. On April 4, 2016, the closing sales price for our common stock on the NYSE was $13.81 per share, and there were four registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company and which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the year ended December 31, 2015:

	High	Low	Cash Dividends Declared Per Share of Common Stock
Year ended December 31, 2015
First quarter (1)	$21.17	$20.01	$-
Second quarter	$21.99	$20.07	$0.35	(2)
Third quarter	$20.57	$16.42	$0.35	(3)
Fourth quarter	$19.04	$14.20	$0.35	(4)

(1)	Information is provided only for the period from March 27, 2015 to March 31, 2015 as shares of our common stock did not begin trading publicly until March 27, 2015.

(2)	On June 3, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on July 15, 2015 to our common stockholders of record on July 6, 2015.

(3)	On August 27, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on October 15, 2015 to our common stockholders of record on October 1, 2015.

(4)	On November 10, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on January 15, 2016 to our common stockholders of record on January 1, 2016.

Dividends

Since our IPO, we have paid a regular quarterly dividend as set forth above in “Market Information”. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. During our nine month period ended December 31, 2015, we had no taxable income or net income under GAAP. Consequently, 100% of our dividends paid with respect to the nine months ended December 31, 2015 was a return of capital. We intend to continue to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors.

We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service or other debt payable, and covenants in any credit agreement we may execute in the future may restrict or eliminate our ability to pay dividends. If our cash available for distribution is less than our net taxable income, we could be required to use remaining IPO net proceeds, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Any distributions we make to our stockholders are at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under warehouse facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Item 1A. Risk Factors" included in this annual report on Form 10-K.

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder's tax considerations are different; therefore, our stockholders should consult with their own tax advisor and financial planners prior to making an investment in our shares.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock against the Russell 2000 Index and the SNL U.S. Finance REIT Index, a peer group index, from March 27, 2015 (the date which the Company’s shares began trading in connection with our IPO) to December 31, 2015. The graph assumes that $100 was invested on March 27, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph.

	Period Ending
	3/27/2015	6/30/2015	9/30/2015	12/31/2015
JCAP	$100.00	$100.05	$89.17	$78.01
Russell 2000 Index	$100.00	$101.43	$89.35	$92.56
SNL U.S. Finance REIT Index	$100.00	$93.32	$90.40	$89.25

Securities Authorized For Issuance Under Equity Compensation Plans

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. (For further discussion of the 2015 Equity Incentive Plan, see “Item 8. Financial Statements, Note 7 – Stockholders’ Equity”.

The following table presents certain information about the 2015 Equity Incentive Plan as of December 31, 2015:

Award	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)

Restricted Stock	162,500	N/A	(1)	37,500
Total	162,500	$—		37,500

(1)	A weighted average exercise price is not applicable for our restricted stock awards, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price. At December 31, 2015, all 162,500 restricted stock awards were subject to time-based vesting.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

As of April 4, 2016, the net proceeds from the IPO had been used as follows: (i) approximately $277,000 to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) funding of loan transactions totaling $70.1 million of $178.4 million in total commitments, and (iii) approximately $6.5 million in dividends to shareholders. The remaining net proceeds will be used for funding loan commitments, paying the Manager’s fees, general corporate purposes, including working capital, and, distributions to the Company’s stockholders.

Recent Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

JERNIGAN CAPITAL, INC.

SELECTED FINANCIAL DATA

(in thousands)

Year ended December 31, 2015

Operating Data:
Net interest income	$1,743
Total operating expenses	(5,705)
Other income	1,019
Net loss	(2,943)
Net loss per share of common stock:
Basic and diluted	$(0.69)
Dividends declared per share of common stock	$1.05
Weighted-average shares of common stock outstanding:
Basic and diluted	4,504,356
Balance Sheet Data:
Cash and cash equivalents	$43,859
Development property investments at fair value	40,222
Operating property loans at fair value	19,600
Total assets	105,427
Total liabilities	3,663
Total stockholders' equity	101,764

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

We are a commercial real estate finance company incorporated in Maryland that provides capital to private developers, owners and operators of self-storage facilities. Our principal business objective is to deliver attractive long-term risk adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments, and, secondarily, by making loans secured by currently operating self-storage facilities, which loans we refer to as operating property loans. We expect to generate attractive long-term returns on development property investments through a fixed rate of interest on our invested capital together with a 49.9% interest in the positive cash flows of the self-storage development from operations, sales and/or refinancings. We also generate cash flows from construction loans and operating property loans in the form of a fixed interest rate and origination fees. In addition, in connection with many of our development property investments, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments are reflected in the carrying value of those investments in our Consolidated Balance Sheet and in our income statement. We believe reflecting our investments at fair value provides our stockholders with a clearer view of our true economic performance and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of December 31, 2015, we had closed 24 investments for an aggregate committed principal amount of $175.7 million, including 14 development property investments totaling approximately $118.4 million of aggregate committed principal amount, each of which provides us with a Profits Interest, four construction loans totaling approximately $36.8 million of aggregate committed principal amount and six operating property loans totaling approximately $20.5 million of aggregate committed principal amount. See “Item 1– Investments.” Each of the development property investments is in a primary or secondary market with demographics that management believes will support successful lease-up and value creation in the property. Each construction loan has an 18-month term, and each self-storage facility for which we have provided construction financing is subject to a binding purchase and sale agreement to be completed shortly after a certificate of occupancy is issued with respect to the subject property at a contract price sufficient to repay our construction loan. As of December 31, 2015, we had funded approximately $60.7 million of the aggregate committed principal amount of our closed investments. We have funded all of our investments to date with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015. As of December 31, 2015, we had no debt.

On March 7, 2016 we, through our operating company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a joint venture (the “Heitman Joint Venture”) with HVP III Storage Lenders Investor, LLC, an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The Heitman Joint Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Under the JV Agreement, we contributed to the Heitman Joint Venture three existing self-storage development investments in Miami and Fort Lauderdale, Florida that are not yet under construction with an aggregate committed principal amount of approximately $41.9 million and are obligated to provide all new development investment opportunities to the Heitman Joint Venture during the Investment Period. Heitman has committed $110.0 million for a 90% interest in the Heitman Joint Venture, with the Company committing $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on the three existing self-storage investments). The $110.0 million contributed to the Heitman Joint Venture by Heitman will be partially funded by a $75.0 million institutional co-investment by an unaffiliated third party procured by Heitman, which was finalized on April 4, 2016.

On January 27, 2016, we executed a non-binding term sheet for a proposed credit facility of up to $60.0 million, secured by substantially all of our assets. The proposed credit facility provides for draws against a borrowing base consisting of a pool of loans accepted by the lender as collateral for the loan. The proposed credit facility will have a three year term, will bear interest at a variable rate tied to 30-day LIBOR, provides for a 1.0% origination fee, a 0.1% annual administration fee, a 0.30% exit fee, an unused line fee after 12 months and a minimum interest/prepayment penalty upon early retirement of the credit facility. The proposed credit facility is subject to lender due diligence and negotiation and execution of definitive loan agreements, among other things, and is expected to close in April 2016. We can offer no assurance that we will meet all conditions to procure and close the proposed credit facility.

The Company is externally managed and advised by the Manager. The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both New York Stock Exchange listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 28 years working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that intends to elect to be taxed as a REIT under the Code for its taxable year ended December 31, 2015. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, changes in the fair value of our assets and the performance of self-storage facilities in which we have invested. Our net interest income, which also reflects the accretion of origination fees, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates will vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are valued each quarter, and increases and decreases in such values are reflected in the carrying values of the investments in our Consolidated Balance Sheet and as unrealized increases/decreases in fair value in our Consolidated Statement of Operations. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results will also include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the year ended December 31, 2015 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

During the year ended December 31, 2015, we elected the fair value option for our development property investments and its operating property loans. We elected fair value accounting for these financial instruments because we believe such accounting provides investors and others relying on our financial statements with a more transparent view of our revenues and the intrinsic value inherent in the Profits Interests we possess. Under the fair value option, we will mark our investment portfolio to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statement of Operations. There is no active secondary market for our investments and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Market Conditions

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage industry remains low compared to historical averages, the industry is seeing increased construction starts recently and the trend is expected to continue upwards. In addition, the number of purchase and sale transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand factors of the self-storage industry include population mobility and new job creation, both of which are experiencing increases since the recession. These factors have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of 90% LTC and LTV.

Recent Developments

First Quarter Dividend Declaration

On March 18, 2016, the Company announced that its Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2016. The dividend is payable on April 15, 2016 to stockholders of record on April 1, 2016.

Heitman Joint Venture

On March 7, 2016 we, through our operating company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a joint venture (the “Heitman Joint Venture”) with HVP III Storage Lenders Investor, LLC, an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The Heitman Joint Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Under the JV Agreement, we contributed to the Heitman Joint Venture three existing self-storage development investments in Miami and Fort Lauderdale, Florida that are not yet under construction with an aggregate committed principal amount of approximately $41.9 million and are obligated to provide all new development investment opportunities to the Heitman Joint Venture during the Investment Period. Heitman has committed $110.0 million for a 90% interest in the Heitman Joint Venture, with the Company committing $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on the three existing self-storage investments). The $110.0 million contributed to the Heitman Joint Venture by Heitman will be partially funded by a $75.0 million institutional co-investment by an unaffiliated third party procured by Heitman, which was finalized on April 4, 2016.

We will receive a priority distribution (after debt service and any reserve) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the Heitman Joint Venture, exclusive of the loans contributed to the Heitman Joint Venture by us. Operating cash flow of the Heitman Joint Venture (after debt service, reserves and priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed;(ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to us in an amount equal to our Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to us in an amount equal to our Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to us in an amount equal to our Percentage Interest plus 30%. However, we will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

Under the JV Agreement, Heitman and we will seek to obtain and, if obtained, will share joint rights of first refusal to acquire self-storage facilities that are the subject of development property investments made by the Heitman Joint Venture. Additionally, so long as we, through our operating subsidiary, are a member of the Heitman Joint Venture and the Heitman Joint Venture holds any assets, we will not make any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction, or conversion of self-storage facilities, in each case without first offering such opportunity to Heitman to participate on substantially the same terms as those set forth in the JV Agreement, either through the Heitman Joint Venture or a newly formed joint venture.

The JV Agreement permits Heitman to cause us to repurchase from Heitman its Developer Equity Interests. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which we have made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the Heitman Joint Venture, Heitman may either put to us its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party.

We will be the managing member of the Heitman Joint Venture and manage and administer (i) the day-to-day business and affairs of the Heitman Joint Venture and any of its acquired properties and (ii) loan servicing and other administration of the approved development property investments. We will be paid a monthly expense reimbursement amount by the Heitman Joint Venture in connection with our role as managing member, as set forth in the JV Agreement. Heitman may remove us as the managing member of the Heitman Joint Venture if we commit an event of default (as defined in the JV Agreement), if we undergo a change of control (as defined in the JV Agreement), if we become insolvent or if, during the Investment Period, Mr. Jernigan ceases to have an active role in the finding and underwriting of potential development loans for the Heitman Joint Venture, and, as a result of such cessation, we are not capable of fulfilling our duties and obligations under the JV Agreement, as reasonably determined by Heitman in good faith.

Heitman has the right to approve all “Major Decisions” of the Heitman Joint Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the Heitman Joint Venture, the replacement of the managing member, the acceptance of new members into the Heitman Joint Venture and the liquidation of the Heitman Joint Venture.

Secured Credit Facility Term Sheet

On January 27, 2016, we executed a non-binding term sheet for a proposed credit facility of up to $60.0 million, secured by substantially all of our assets. The proposed credit facility provides for draws against a borrowing base consisting of a pool of loans accepted by the lender as collateral for the loan. The proposed credit facility will have a three year term, will bear interest at a variable rate tied to 30-day LIBOR, provides for a 1.0% origination fee, a 0.1% annual administration fee, a 0.30% exit fee, an unused line fee after 12 months and a minimum interest/prepayment penalty upon early retirement of the credit facility. The proposed credit facility is subject to lender due diligence and negotiation and execution of definitive loan agreements, among other things, and is expected to close in April 2016. We can offer no assurance that we will meet all conditions to procure and close the proposed credit facility.

Business Outlook

We have funded our loan and other investments to date with proceeds from the IPO and concurrent private placement. As of December 31, 2015, we had unrestricted cash of approximately $43.9 million. As of December 31, 2015, we had $115.1 million in unfunded commitments related to our investment portfolio. From our unrestricted cash, proceeds from the Heitman Joint Venture and the proposed credit facility, we expect to have ample liquidity to fund our unfunded commitments, cover our operating costs and pay our dividend to stockholders. See “– Recent Developments – Heitman Joint Venture.” There can be no assurance, however, that we will procure sufficient financing to fund all of our current and anticipated commitments. See “Liquidity and Capital Resources” below and “Item 1A – Risk Factors – Risks Related to Sources of Financing and Hedging – ‘If we cannot obtain additional equity or debt financing, we may be unable to fund our current and anticipated investment portfolio in full and our growth may be limited.’”

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available to us at that time. Those accounting policies and estimates that we believe are most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Offering and Organization Costs

Underwriting commissions and costs incurred in connection with the stock offerings are reflected as a reduction of additional paid-in-capital. Costs incurred to organize our Company were expensed as incurred.

Fair Value Measurements

The fair value option under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), allows companies to elect the option to report selected financial assets and liabilities at fair value. We have elected the fair value option for our development property investments and operating property loan investments because we believe such accounting provides investors and others relying on our financial statements with a more transparent view of our revenues and value inherent in our equity participation in development projects.

The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company has considered its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

Level 1 -	Quoted prices for identical assets or liabilities in an active market.

Level 2 -	Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 -	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest (a)	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests.	Level 3
An option-pricing method (OPM) framework is utilized to calculate the value of the profits interests.

Operating property loans	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a) Certain of the Company's development property investments include profits interests.

At December 31, 2015, the Company’s development property investments and operating property loan investments are valued using two different valuation techniques based on the early stage of the Company’s investments. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of each development property investment, generally the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a profits interest, at a certain stage of construction, the option-pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For properties between 40% and 100% complete, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. No properties have reached construction completion at December 31, 2015. For the Company’s development property investments at or around completion of construction, a discounted cash flow model will be used to derive the projected value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, offers to purchase its properties, sales of its properties, or sales of comparable properties in its markets.

For one development property investment in which the Company holds a 49.9% Class B membership profits interest, the appraised value of the property collateral was significantly higher than its cost resulting in the recognition of a change in fair value of investments of $0.5 million.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2015. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.74 – 9.35%	8.77%
		Exit date	1.17 – 3.83 years	3.02 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.46 - 73.12%	72.82%
		Exit date	3.31 - 3.83 years	3.49 years
		Capitalization rate (b)	6.00 – 6.50%	6.38%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%
		Exit date (c)	5.50 - 6.68 years	5.97 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(b)	Four properties were between 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit.
(c)	The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments. For the year ended December 31, 2015, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8

Capitalization rate – changes in capitalization rate, each in isolation, may change the fair value of certain of the Company’s investments that have profits interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of the Company’s investments. For the year ended December 31, 2015, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(0.3)
Down 100 basis points	0.4

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in the exit date assumption may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Volatility - changes in volatility, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2015, there were no gains or losses attributable to changes in instrument-specific credit risk.

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

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2015:

Balance as of December 31, 2014	$-
Net realized gains	-
Net unrealized gains	872
Fundings of principal, net of unamortized origination fees	63,996
Payment-in-kind interest	973
Repayments of principal	(6,019)
Net transfers in or out of Level 3	-
Balance as of December 31, 2015	$59,822

As of December 31, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $0.9 million.

For the year ended December 31, 2015, all of the change in fair value of investments in the Company’s Consolidated Statement of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of December 31, 2015.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Variable Interest Entities

The Company invests in entities which may qualify as variable interest entities (“VIEs”). A VIE is a legal entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. Management bases the qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. Management reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party which, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period.

Equity Incentive Plan

In connection with the IPO, we established the 2015 Equity Incentive Plan for the purpose of attracting and retaining non-employee directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward our continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into OC Units. A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares (total of 10,000) of our restricted common stock, which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of our President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the quarter ended September 30, 2015, we granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

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

In accordance with ASC 815, Derivatives and Hedging, we will measure each derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record such amounts in our Consolidated Balance Sheet as either an asset or liability. For derivatives designated as fair value hedges, derivatives not designated as hedges, or for derivatives designated as cash flow hedges associated with debt for which we elected the fair value option under ASC 825-10, the changes in fair value of the derivative instrument will be recorded in earnings. For derivatives designated as cash flow hedges, the changes in the fair value of the effective portions of the derivative will be reported in other comprehensive income. Changes in the effective portions of cash flow hedges will be recognized in earnings.

Income Taxes

We intend to elect to be taxed as a REIT and to comply with the related provisions of the Code, commencing with the taxable year ended December 31, 2015. Accordingly, we generally will not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We expect to have little or no taxable income prior to electing REIT status. To qualify as a REIT, we must annually distribute at least 90% of REIT taxable income to our stockholders and meet certain other requirements.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Sub Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU amends the assessment of whether a limited partnership or limited liability company is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships and limited liability companies, clarifies how to determine whether the equity holders as a group have power over an entity. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. We early adopted the provisions of this ASU in 2015, and there was no impact on our consolidated financial statements as a result of the adoption.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. We are currently assessing the impact this new accounting guidance will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of the ASU 2014-15 to have a material effect on our consolidated financial statements and disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. We commenced operations on April 1, 2015 upon closing of our IPO. Prior to that time, we had no operations, and there are no comparable periods for which operating results are presented.

Year ended December 31, 2015:

Revenues:
Interest income from investments	$1,743
Net interest income	1,743

Costs and expenses:
General and administrative expenses reimbursable to Manager	2,121
General and administrative expenses	1,345
Investment expenses	262
Management fees to Manager	1,237
Restructuring costs	276
Deferred termination fee to Manager	464
Total costs and expenses	5,705

Operating loss	(3,962)

Other income:
Change in fair value of investments	872
Other interest income	147
Total other income	1,019
Net loss	$(2,943)

Revenues

Interest income from investments consisted of $1.5 million of interest earned on development property investments and operating property loans on self-storage properties. Interest rates on the majority of the development property investments and operating property loans are 6.9% per annum. Additionally, $0.2 million of origination fees and prepayment penalty fees were recognized during the year ended December 31, 2015.

Expenses

The following table provides a detail of general and administrative expenses reimbursable to Manager and general and administrative expenses categorized in similar groups for the year ended December 31, 2015:

Compensation and benefits	$1,406
Occupancy	234
Business development	539
Professional fees	950
Other	337
Total	$3,466

General and Administrative expenses reimbursable to Manager

General and administrative expenses reimbursable to our Manager of $2.1 million consisted of expenses incurred by our Manager in operating our business, including, without limitation, office rent, compensation expenses for its employees (other than our chief executive officer, chief financial officer, half the salary for our president and chief operating officer, and certain other compensation costs as determined by the Manager in accordance with the Management Agreement), travel expenses and other business development expenses.

General and Administrative expenses

General and administrative expenses of $1.3 million were incurred directly by us, consisting predominantly of $0.5 million of fees for general corporate legal services from outside counsel, $0.3 million for accounting consulting fees, $0.3 million of compensation expenses related to restricted stock awards, $0.1 million for state tax expense, and $0.1 million related to director and officer liability insurance.

Other operating expenses

The investment expenses of $0.3 million consist of legal fees incurred by us in connection with the structuring and closing of our loan investments. The management fee of $1.2 million relates to the fee earned by the Manager pursuant to the management agreement. Restructuring costs relate to the exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices and moving our headquarters to Memphis, Tennessee. These charges were primarily related to the severance of employees and lease termination costs. The deferred termination fee to our Manager of $0.5 million represents the accrual over the term of the Management Agreement of the deferred termination fee payable by our Operating Company in OC Units.

Other income

For the year ended December 31, 2015, we recorded other income of $1.0 million, of which $0.9 million related to the change in fair value of investments and $0.1 million related to other interest income earned on cash and cash equivalents held at financial institutions. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to originate our target investments, make distributions to our stockholders and fund our operations.

Liquidity

As of December 31, 2015, we had unrestricted cash of approximately $43.9 million and unfunded loan commitments related to our investment portfolio of approximately $115.1 million, a difference of $71.2 million.  Pursuant to the JV Agreement, we are obligated to contribute three (3) of our existing development property investments (having an aggregate unfunded commitment of $34.5 million at December 31, 2015) to the Heitman Joint Venture, which contribution was completed on March 31, 2016.  We intend to fund the remaining $36.7 million of unfunded loan commitments with borrowings under the proposed credit facility; however, such proposed credit facility is currently subject to lender due diligence and further negotiation of terms. After contribution of the foregoing loans to the Heitman Joint Venture, we have eleven (11) remaining development property investments with aggregate unfunded loan commitments of $52.7 million at December 31, 2015.  If the proposed credit facility does not close, or closes under substantially different terms than contemplated, by July 2016, liquidity constraints will likely require that we sell or contribute to the Heitman Joint Venture some or all of our additional existing development property investments, subject to Heitman’s acceptance of such investments, which acceptance we believe would be obtained based on the remaining capital of the Heitman Joint Venture (approximately $80.3 million after contribution of the three development property investments), quality (with respect to similarity of terms and economics) of the remaining development property investments and their conformity to the standards adopted by Heitman in approving contribution of the initial three development property investments to the Heitman Joint Venture. In addition, or alternatively should the Heitman Joint Venture not accept such investments by July 2016, we will likely be required to sell some or all of our operating property and construction loans to provide the capital needed to sustain our operations and continue to meet our remaining unfunded loan commitments. We believe, based on the nature of operating property and construction loans and current market conditions in the self-storage real estate sector, that we could successfully sell these loans, which are not our primary investment focus and would not significantly impact our operations. However, sales of operating property and construction loans would occur in a private (secondary) market and, accordingly, there is no certainty to the required marketing period for such loans. Additionally, we could generate additional cash to fund our remaining unfunded commitments by one or more of the following means: (1) reducing general and administrative expenses (primarily marketing, travel, and certain cash compensation expenses), (2) pursuing, in the event that the proposed credit facility does not close, other loans secured by individual investment assets or pools of assets (which loans may be at sub-optimal interest rates), (3) issuing common and/or preferred stock in public or private offerings (which could be at prices dilutive to current stockholders or at cumulative yields that are in excess of the Company’s current dividend yield on our common stock) and/or (4) reducing or eliminating our dividend. Based on the above, particularly with respect to our ability to sell or contribute additional development property investments to the Heitman Joint Venture, we believe it is likely that we can successfully implement the aforementioned plan in meeting funding commitments through March 2017. If we are unable to close the proposed credit facility, sell or contribute additional development property investments to the Heitman JV, or complete the other aforementioned planned actions, it could impact our ability to realize our assets at their recorded values, specifically our development property investments and operating property loans, and to meet our funding commitments in the normal course of business.

In the future, our primary sources of cash will generally consist of unused borrowing capacity under our proposed credit facility, the net proceeds of future offerings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) credit facilities, (b) other sources of private financing, which may include private placements of equity or debt securities and/or joint ventures and (c) public offerings of our equity or debt securities. In the future, we may utilize other sources of financing to the extent available to us.

Cash Flows

The following table sets forth changes in cash and cash equivalents for the year ended December 31, 2015:

Net loss	$(2,943)
Adjustments to reconcile net loss to net cash used in operating activities	(96)
Net cash used in operating activities	(3,039)
Net cash used in investing activities	(59,198)
Net cash provided by financing activities	106,095
Change in cash and cash equivalents	$43,858

Cash increased by $43.9 million during the year ended December 31, 2015. Net cash used in operating activities totaled $3.0 million during the year ended December 31, 2015. The primary components of cash used in operating activities were net loss of $2.9 million and a decrease of $0.1 million for changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2015 totaled $59.2 million, and related primarily to the origination of new loans held for investment offset by $6.0 million of repayments of two loan investments.

Net cash provided by financing activities for the year ended December 31, 2015 totaled $106.1 million and related primarily to the gross proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million, as well as $4.3 million of dividends paid.

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

Leverage Policies

To date we have funded our loan portfolio exclusively with the proceeds of the IPO and the concurrent private placement. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change was made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations, which consist primarily of operating leases, as of December 31, 2015:

2016	$288
2017	295
2018	206
2019	2
2020	2
Total	$793

At December 31, 2015, the Company has $115.1 million of unfunded loan commitments related to its investment portfolio. At December 31, 2015 the Company has $1.0 million of unfunded loan commitments related to three revolving loan agreements.

As of December 31, 2015, we had unrestricted cash of approximately $43.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, special purpose entities or VIEs, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. It is anticipated that the Heitman Joint Venture would be an unconsolidated joint venture.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under credit facilities (including term loans and revolving facilities in part). We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We may also seek to limit the exposure of our borrowings to future fluctuations of interest rates through our use of interest-rate caps and other interest rate hedging instruments.

Interest Rate Mismatch Risk

We may fund a portion of our origination or acquisition of mortgage loans with borrowings that are based on LIBOR, while the interest rates on these loans may be indexed to non-LIBOR indices, such as U.S. Treasury Yields and other similar index rates. Accordingly, any increase in LIBOR relative to other index rates will generally result in an increase in our borrowing costs that may not be matched by a corresponding increase in the interest earnings on these loans. Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact distributions to our stockholders. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above.

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

Market Risk

Our development property investments and operating property loans generally will be reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates, capitalization rates, and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

For the year ended December 31, 2015, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8

For the year ended December 31, 2015, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(0.3)
Down 100 basis points	0.4

Real Estate Risk

Self-storage development property investments and operating property loans are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets as of December 31, 2015 and 2014	61

Consolidated Statement of Operations for the year ended December 31, 2015	62

Consolidated Statements of Changes in Equity for the year ended December 31, 2015 and for the period from October 1, 2014 (date of inception) to December 31, 2014	63

Consolidated Statement of Cash Flows for the year ended December 31, 2015	64

Notes to Consolidated Financial Statements	65

Schedule IV Mortgage Loans on Real Estate	83

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jernigan Capital, Inc.

We have audited the accompanying consolidated balance sheets of Jernigan Capital, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, the related consolidated statements of operations and cash flows for the year ended December 31, 2015, and the related consolidated statements of changes in equity for the year ended December 31, 2015 and period from October 1, 2014 (date of inception) to December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jernigan Capital, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and period from October 1, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

New York, New York

April 5, 2016

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(in thousands, except share data)

	December 31, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$43,859	$1
Restricted cash	-	15
Development property investments at fair value	40,222	-
Operating property loans at fair value	19,600	-
Prepaid expenses and other assets	1,485	-
Fixed assets, net	261	-
Total assets	$105,427	$16

Liabilities:
Due to Manager	$698	$-
Accounts payable, accrued expenses and other liabilities	808	15
Dividends payable	2,157	-
Total liabilities	3,663	15

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at December 31, 2015 and none authorized, issued and outstanding at December 31, 2014	-	-
Common stock, $0.01 par value, 500,000,000 and 1,000 shares authorized at December 31, 2015 and 2014, respectively; 6,162,500 and 1,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	62	-
Additional paid-in capital	110,634	1
Accumulated deficit	(9,396)	-
Total Jernigan Capital, Inc. stockholders' equity	101,300	1
Non-controlling interests	464	-
Total equity	101,764	1
Total liabilities and equity	$105,427	$16

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31, 2015

(in thousands, except share data)

Revenues:
Interest income from investments	$1,743
Net interest income	1,743

Costs and expenses:
General and administrative expenses reimbursable to Manager	2,121
General and administrative expenses	1,345
Investment expenses	262
Management fees to Manager	1,237
Restructuring costs	276
Deferred termination fee to Manager	464
Total costs and expenses	5,705

Operating loss	(3,962)

Other income:
Change in fair value of investments	872
Other interest income	147
Total other income	1,019
Net loss	$(2,943)

Basic and diluted net loss per share of common stock	$(0.69)
Basic and diluted weighted average shares of common stock outstanding	4,504,356

Dividends declared per share of common stock	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

Year ended December 31, 2015 and Period from October 1, 2014 (date of inception) to December 31, 2014

(in thousands, except share data)

			Additional		Total	Non-
	Common Stock		Paid-In	Accumulated	Stockholders'	Controlling
	Shares	Amount	Capital	Deficit	Equity	Interests	Total Equity
Balance at October 1, 2014 (inception)	-	$-	$-	$-	$-	$-	$-
Private issuance of common stock	1,000	-	1	-	1	-	1
Balance at December 31, 2014	1,000	-	1	-	1	-	1
Retirement of stock	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuances of restricted stock	162,500	2	(2)	-	-	-	-
Stock-based compensation	-	-	305	-	305	-	305
Deferred termination fee to Manager	-	-	-	-	-	464	464
Dividends declared	-	-	-	(6,453)	(6,453)	-	(6,453)
Net loss	-	-	-	(2,943)	(2,943)	-	(2,943)
Balance at December 31, 2015	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2015

(In thousands)

Cash flows from operating activities
Net loss	$(2,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest capitalized on outstanding loans	(973)
Change in fair market value of investments	(872)
Stock-based compensation	305
Deferred termination fee to Manager	464
Depreciation	21
Accretion of origination fees	(100)
Origination fees received in cash	44
Other	(215)
Loss on disposal of assets	33
Changes in operating assets and liabilities:
Other assets	(294)
Due to Manager	698
Accounts payable, accrued expenses, and other liabilities	793
Net cash used in operating activities	(3,039)

Cash flows from investing activities
Purchase of fixed assets	(315)
Funding of investments - Development property investments	(40,707)
Funding of investments - Operating property loans	(23,004)
Funding of investments - Other loans	(1,191)
Repayment of investments	6,019
Net cash used in investing activities	(59,198)

Cash flows from financing activities
Dividends paid	(4,296)
Net proceeds from issuance of common stock	110,391
Net cash provided by financing activities	106,095
Net change in cash and cash equivalents	43,858

Cash and cash equivalents at the beginning of the period	1

Cash and cash equivalents at the end of the period	$43,859

Supplemental disclosure of non-cash activities:
Loans paid off with issuance of new loans	$2,573
Conversion of investment (preferred equity to mezzanine loan)	924
Retirement of common stock	1
Dividends declared	2,157

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. The Company closed its initial public offering of its common stock (the “IPO”) on April 1, 2015, and has used proceeds of the IPO primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”).

The Operating Company was initially formed on March 5, 2015 as Jernigan Capital Operating Partnership LP (the “Operating Partnership”), a Maryland limited partnership. On December 30, 2015, the Company, in its capacity as the sole general partner of the Operating Partnership, and as the sole and managing member of Jernigan Capital OP, LLC, the limited partner of the Operating Partnership, converted the Operating Partnership into a Delaware limited liability company, the Operating Company. In connection with the conversion, the Company entered into a Limited Liability Company Agreement of the Operating Company (the “Operating Agreement”), which is substantially identical to the agreement of limited partnership of the Operating Partnership previously in effect. In connection with the conversion and pursuant to the Operating Agreement, the Company became the managing member of the Operating Company and Jernigan Capital OP, LLC became the initial non-managing member of the Operating Company. Each Partnership Interest (as defined in the Amended and Restated Agreement of Limited Partnership of the Operating Partnership) of the Operating Partnership was converted into one Class A Unit (as defined in the Operating Agreement) of the Operating Company. Other than to reflect the conversion of the Operating Partnership to a limited liability company, no other material changes were made in changing the agreement of limited partnership of the Operating Partnership to the Operating Agreement. The Operating Company now is the “operating partnership” of the Company through which it will conduct all of its operations and own all of its assets and issue units in the future in contribution or other transactions, if any.

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended, for its taxable year ended December 31, 2015. As a REIT, the Company generally will not be subject to U.S. federal income taxes on REIT taxable income, determined without regard to the deduction for dividends paid and excluded capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements for qualification as a REIT set forth in the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Substantially all operations are conducted through the Operating Company, and all significant intercompany transactions and balances have been eliminated in consolidation.

There were no operations from October 1, 2014 (inception of the Company) to December 31, 2014. As a result, there is no statement of operations or statement of cash flows for the period ended December 31, 2014.

Liquidity

As of December 31, 2015, the Company had unrestricted cash of approximately $43.9 million and unfunded loan commitments related to its investment portfolio of approximately $115.1 million, a difference of $71.2 million.  Pursuant to the JV Agreement (defined in Note 14, Subsequent Events), the Company is obligated to contribute three (3) of its existing development property investments (having an aggregate unfunded commitment of $34.5 million at December 31, 2015) to the Heitman Joint Venture (also defined in Note 14, Subsequent Events), which contribution was completed on March 31, 2016. The Company intends to fund the remaining $36.7 million of unfunded loan commitments with borrowings under the proposed credit facility; however, such proposed credit facility, described in Note 14, Subsequent Events, is currently subject to lender due diligence and further negotiation of terms. After contribution of the foregoing loans to the Heitman Joint Venture, the Company has eleven (11) remaining development property investments with aggregate unfunded loan commitments of $52.7 million at December 31, 2015.  If the proposed credit facility does not close, or closes under substantially different terms than contemplated, by July 2016, liquidity constraints will likely require that the Company sell or contribute to the Heitman Joint Venture some or all of these additional existing development property investments, subject to Heitman’s acceptance of such investments, which acceptance management believes would be obtained based on the remaining capital of the Heitman Joint Venture (approximately $80.3 million after contribution of the three development property investments), quality (with respect to similarity of terms and economics) of the remaining development property investments and their conformity to the standards adopted by Heitman in approving contribution of the initial three development property investments to the Heitman Joint Venture. In addition, or alternatively should the Heitman Joint Venture not accept such investments by July 2016, the Company will likely be required to sell some or all of its operating property and construction loans to provide the capital needed to sustain its operations and continue to meet its remaining unfunded loan commitments. The Company believes, based on the nature of operating property and construction loans and current market conditions in the self-storage real estate sector, that it could successfully sell these loans, which are not the Company’s primary investment focus and would not significantly impact its operations. However, sales of operating property and construction loans would occur in a private (secondary) market and, accordingly, there is no certainty to the required marketing period for such loans. Additionally, the Company could generate additional cash to fund its remaining unfunded commitments by one or more of the following means: (1) reducing general and administrative expenses (primarily marketing, travel, and certain cash compensation expenses), (2) pursuing, in the event that the proposed credit facility does not close, other loans secured by individual investment assets or pools of assets (which loans may be at sub-optimal interest rates), (3) issuing common and/or preferred stock in public or private offerings (which could be at prices dilutive to current stockholders or at cumulative yields that are in excess of the Company’s current dividend yield on its common stock) and/or (4) reducing or eliminating its dividend. Based on the above, particularly with respect to the Company’s ability to sell or contribute additional development property investments to the Heitman Joint Venture, the Company believes it is likely that it can successfully implement the aforementioned plan in meeting funding commitments through March 2017. If the Company is unable to close the proposed credit facility, sell or contribute additional development property investments to the Heitman JV, or complete the other aforementioned planned actions, it could impact the Company’s ability to realize its assets at their recorded values, specifically its development property investments and operating property loans, and to meet its funding commitments in the normal course of business.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”). As of December 31, 2014, the Company’s only financial instrument was cash. As of December 31, 2015, the Company’s financial instruments consisted of cash, development property investments (which are typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), certain other assets, receivables and payables.

The following table presents the financial instruments measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$40,222	$-	$-	$40,222
Operating property loans	19,600	-	-	19,600
Total investments	$59,822	$-	$-	$59,822

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

Variable Interest Entities

The Company invests in entities which may qualify as variable interest entities (“VIEs”). A VIE is a legal entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. Management bases the qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. Management reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party which, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period.

Cash and Cash Equivalents

Cash, investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with a single financial institution and, at times, cash held may exceed the Federal Deposit Insurance Corporation insurance limit.

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

Loan Investments and Fair Value Option Election

The Company has elected the fair value option of accounting for all of its investment portfolio loan investments, including those that are required under GAAP to be accounted for under the equity method, in order to provide better transparency into the Company’s revenues and value inherent in the Company’s equity participation in development projects. Changes in the fair value of these investments are recorded in change in fair value of investments within other income. All direct loan costs are charged to expense as incurred.

Each loan investment is evaluated for impairment on a periodic basis. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At December 31, 2015, there were no loans in default.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance at December 31, 2015 includes principal balances for three revolving loan agreements and one mortgage loan. Because these loans are not part of the Company’s investment portfolio, these loans are accounted for under the cost method.

Fixed Assets

Fixed assets are recorded at cost and consist of furniture, office and computer equipment, and software. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Fixed assets are generally purchased by the Manager and then reimbursed by the Company. As a result, depreciation expense is included in general and administrative expenses reimbursable to Manager in the Consolidated Statement of Operations. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Revenue recognition

Interest income is recognized as earned on a simple interest basis and is reported in interest income from investments in the Consolidated Statement of Operations. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The Company will recognize income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Accrued interest generally is reversed when a loan is placed on non-accrual status.

The Company’s loan origination fees are accreted into interest income over the term of the investment using the effective yield method.

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

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code commencing with its taxable year ended December 31, 2015. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company had no taxable income for the year ended December 31, 2015. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

Earnings per Share (“EPS”)

Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of restricted stock and redeemable Operating Company units when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.

Comprehensive Income

For the year ended December 31, 2015, comprehensive income equaled net income; therefore, a separate Consolidated Statement of Comprehensive Income is not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Sub Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This ASU clarifies when an in substance repossession or foreclosure occurs and requires disclosure of the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU amends the assessment of whether a limited partnership or limited liability company is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships and limited liability companies, clarifies how to determine whether the equity holders as a group have power over an entity. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. The Company early adopted the provisions of this ASU in 2015, and there was no impact on the Company’s consolidated financial statements as a result of the adoption.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs are not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect adoption will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The Company is currently assessing the impact this new accounting guidance will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements and disclosures.

3. INVESTMENTS

The Company’s self-storage investments at December 31, 2015 consist of the following:

•	Development Property Investments - The Company had 14 investments totaling an aggregate committed principal amount of approximately $118.4 million in the ground-up construction of or conversion of existing buildings into self-storage facilities. Development investments are funded over time as the developer completes the project. These investments are predominantly comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Development loans are non-recourse with customary carve-outs, interest-only with a fixed interest rate of 6.9% per annum and a term of 72 months.

The Company also had four construction loan investments totaling an aggregate committed principal amount of approximately $36.8 million, each of which has a term of 18 months. Each such construction loan is interest-only at a fixed interest rate of 6.9% per annum and provides no equity participation. In addition, each such loan is secured by a first priority mortgage or deed of trust. Each of these construction loans is subject to a purchase and sale agreement, containing certain conditions, pursuant to which the financed project is anticipated to be sold by the developer and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

•	Operating property loans - The Company had six term loans totaling $20.5 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of December 31, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $175.7 million and outstanding principal was $60.7 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Commitment Amount	Funded Principal (1)	Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$3,254	$2,118	$3,400
5/14/2015	Miami (2)	13,867	2,258	11,609	2,115
5/14/2015	Miami (2)	14,849	3,076	11,773	2,929
6/10/2015	Atlanta	8,132	4,723	3,409	4,829
6/19/2015	Tampa	5,369	3,720	1,649	3,820
6/26/2015	Atlanta	6,050	2,799	3,251	2,823
6/29/2015	Charlotte	7,624	1,124	6,500	1,554
7/2/2015	Milwaukee	7,650	2,529	5,121	2,463
7/31/2015	New Haven	6,930	997	5,933	960
8/10/2015	Pittsburgh	5,266	1,542	3,724	1,542
8/14/2015	Raleigh	8,998	1,026	7,972	934
9/25/2015	Fort Lauderdale (2)	13,230	2,144	11,086	2,009
9/30/2015	Jacksonville	6,445	1,213	5,232	1,180
10/27/2015	Austin	8,658	800	7,858	708
		$118,440	$31,205	$87,235	$31,266

Construction loans:
8/5/2015	West Palm Beach	7,500	2,011	5,489	1,951
8/5/2015	Sarasota	4,792	1,036	3,756	998
11/17/2015	Chicago	6,808	775	6,033	706
12/23/2015	Miami	17,733	5,655	12,078	5,301
		$36,833	$9,477	$27,356	$8,956
	Subtotal	$155,273	$40,682	$114,591	$40,222

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,736
7/7/2015	Newark	3,480	3,480	-	3,416
10/30/2015	Nashville	1,210	1,210	-	1,192
11/10/2015	Sacramento	5,500	5,500	-	5,401
11/24/2015	Nashville	4,968	4,863	105	4,755
12/22/2015	Chicago	2,502	2,130	372	2,100
	Subtotal	$20,460	$19,983	$477	$19,600

	Total investments	$175,733	$60,665	$115,068	$59,822

(1)	Represents principal balance of loan gross of origination fees
(2)

These development property investments were contributed to the Heitman Joint Venture in connection with our investment in the Heitman Joint Venture of $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on these investments). See Note 14, Subsequent Events.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2015:

Funded principal	$60,665
Adjustments:
Unamortized origination fees	(1,715)
Change in fair value of investments	872
Fair value of investments	$59,822

The Company has elected the fair value option of accounting for all of its investment portfolio investments in order to provide better transparency into its revenues and value inherent in its equity participation in development projects. See Note 4, Fair Value of Financial Instruments, for additional disclosure on the valuation methodology and significant assumptions.

In April 2015, the Company made one preferred equity investment of $0.9 million that consisted of a 49.9% non-controlling interest in a limited liability company that was included in the Company’s development property investments. During the fourth quarter of 2015, the Company exchanged its preferred equity investment, including accrued interest, for a mezzanine loan similar to its other development property investments with a profits interest.

During the fourth quarter of 2015, the Company received the full repayment from a development property investment with a profits interest that was secured by a development project in the Dallas, Texas MSA. The Company recognized $0.1 million of unamortized origination fees and $0.1 million of prepayment penalty fees in conjunction with this repayment.

During the fourth quarter of 2015, the Company received the full repayment from an operating property loan secured by a self-storage facility in the Detroit, Michigan MSA. The Company recognized $32 thousand of prepayment penalties in conjunction with this repayment.

No loans are in non-accrual status as of December 31, 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximate $44.4 million and $31.2 million, respectively, at December 31, 2015. These investees had no significant revenues or expenses for the year ended December 31, 2015 since the developments are all under construction.

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

The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company has considered its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

Level 1 -	Quoted prices for identical assets or liabilities in an active market.

Level 2 -	Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 -	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, certain other assets, receivables and payables approximate their fair values due to their short-term nature. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are based using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest (a)

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

At December 31, 2015, the Company’s development property investments and operating property loan investments are valued using two different valuation techniques based on the early stage of the Company’s investments. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of each development property investment, generally the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For properties between 40% and 100% complete, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. No properties have reached construction completion at December 31, 2015. For the Company’s development property investments at or around completion of construction, a discounted cash flow model will be used to derive the projected value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, offers to purchase its properties, sales of its properties, or sales of comparable properties in its markets.

For one development property investment in which the Company holds a 49.9% Class B membership profits interest, the appraised value of the property collateral was significantly higher than its cost resulting in the recognition of a change in fair value of investments of $0.5 million.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2015. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.74 – 9.35%	8.77%
		Exit date	1.17 – 3.83 years	3.02 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.46 - 73.12%	72.82%
		Exit date	3.31 - 3.83 years	3.49 years
		Capitalization rate (b)	6.00 – 6.50%	6.38%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%
		Exit date (c)	5.50 - 6.68 years	5.97 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(b)	Four properties were between 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit.
(c)	The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields, discount rates or earnings before interest, income taxes, depreciation, and amortization (“EBITDA”) multiples, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of the Company’s investments. For the year ended December 31, 2015, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8

Capitalization rate – changes in capitalization rate, each in isolation, may change the fair value of certain of the Company’s investments that have profits interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of the Company’s investments. For the year ended December 31, 2015, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates	Increase (Decrease) in fair value of investments
Up 100 basis points	$(0.3)
Down 100 basis points	0.4

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in the exit date assumption may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Volatility - changes in volatility, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2015, there were no gains or losses attributable to changes in instrument-specific credit risk.

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

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2015:

Balance as of December 31, 2014	$-
Net realized gains	-
Net unrealized gains	872
Fundings of principal, net of unamortized origination fees	63,996
Payment-in-kind interest	973
Repayments of principal	(6,019)
Net transfers in or out of Level 3	-
Balance as of December 31, 2015	$59,822

As of December 31, 2015, the net unrealized appreciation on the investments that use Level 3 inputs was $0.9 million.

For the year ended December 31, 2015, all of the change in fair value of investments in the Company’s Consolidated Statement of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of December 31, 2015.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

5. VARIABLE INTEREST ENTITIES

The Company holds variable interests in its development property investments. The Company determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the VIEs, the Company identified the activities that most significantly impact the VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) financing decisions, (4) authorizing capital expenditures and (5) disposition of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the VIEs.

The Company has recorded assets of $40.2 million at December 31, 2015 for its variable interest in the VIEs which is included in the Development Property Investments at Fair Value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss at December 31, 2015 as a result of its involvement with the VIEs is as follows:

Assets recorded related to VIEs	$40.2
Unfunded loan commitments to VIEs	114.6
Maximum exposure to loss	$154.8

The Company has a construction completion guaranty from the investors in the VIEs.

6. OTHER ASSETS

The Company has three revolving loan agreements with an aggregate outstanding principal amount of $0.5 million at December 31, 2015. Two of the agreements are with individuals who are owners of limited liability companies, and the third agreement is with a limited liability company and is personally guaranteed. All of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The agreements provide for borrowings of up to $0.5 million (total of $1.5 million) to fund expenses for initial costs to contract for additional self-storage sites. The loan to the limited liability company is secured by a first priority security interest and assignment of its 100% interest in a limited liability company which owns one of the Company’s development investment properties. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. These loans are accounted for under the cost method.

The Company also executed a loan of $0.7 million with a limited liability company which is under common control with a borrower in a development property investment. The loan is secured by a mortgage on real and personal property, is interest-only with a fixed interest rate of 7% per annum, and matures in June 2016. This loan is accounted for under the cost method.

7. STOCKHOLDERS’ EQUITY

The Company was organized in Maryland on October 1, 2014, and under the Company’s Articles of Incorporation, as amended, the Company is authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock. The sole stockholder of the Company prior to the closing of its IPO was the founder and chief executive officer, who is an affiliate of the Company. The founder’s initial capital contribution to the Company was $1.0 thousand made on October 2, 2014, in exchange for 1,000 shares of common stock. These shares were retired effective with the IPO.

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

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the quarter ended September 30, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and non-employee directors. Non-vested shares at December 31, 2015 aggregated 162,500 service-based stock awards, of which none vested during 2015, 40,833 will vest in 2016, 2017, and 2018, and 20,000 will vest in 2019 and 2020. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

The Company recognized approximately $0.3 million of restricted stock award expense for the year ended December 31, 2015. As of December 31, 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.2 million, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards at December 31, 2015 using the Company’s stock price of $14.95 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 3.8 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statement of Operations.

A summary of changes in the Company’s restricted shares for the year ended December 31, 2015 is as follows:

	Shares	Weighted average grant date fair value

Nonvested at beginning of period	-	$-
Granted	162,500	20.08
Vested	-	-
Forfeited	-	-
Nonvested at end of period	162,500	$20.08

Nonvested restricted shares receive dividends which are nonforfeitable.

8. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared during the year ended December 31, 2015:

Date declared	Record date	Payment date	Per share amount	Total amount
June 3, 2015	July 6, 2015	July 15, 2015	$0.35	$2,139

August 27, 2015	October 1, 2015	October 15, 2015	$0.35	$2,157

November 10, 2015	January 1, 2016	January 15, 2016	$0.35	$2,157

For federal income tax purposes, the cash dividends paid during the year ended December 31, 2015 are characterized as 100% return of capital. The fourth quarter 2015 distribution made to shareholders of record as of January 1, 2016 is considered a 2016 distribution for federal income tax purposes.

9. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted earnings per common share for the year ended December 31, 2015:

Numerator:
Net loss	$(2,943)
Less: Dividends declared on unvested restricted shares	(152)
Net loss attributable to common shareholders	$(3,095)
Denominator:
Weighted-average number of common shares - basic	4,504,356
Unvested restricted stock shares (1)	-
Redeemable operating company units (2)	-
Weighted-average number of common shares - diluted	4,504,356

Net loss per share attributable to common stockholders	$(0.69)

(1) Anti-dilutive for the year ended December 31, 2015

(2) A termination fee (see Note 10, Related Party Transactions) payable by the Operating Company in OC Units is anti-dilutive for the year ended December 31, 2015. The OC Units, if issued, would be redeemable into common stock of the Company.

10. RELATED PARTY TRANSACTIONS

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

On December 15, 2015, the Company purchased a $0.2 million loan from its Manager at the loan’s principal amount. The loan was initially made by the Manager to an individual who is an owner of a limited liability company that is a borrower in one of the Company’s development loan investments.

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at December 31, 2015 was $31.3 million, and the interest income realized and the change in fair value from these equity method investments during the year ended December 31, 2015 was $0.9 million and $1.1 million, respectively.

Management Agreement

On April 1, 2015, the Company entered into a management agreement with its Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, the Manager will be responsible for (a) the Company’s day-to-day operations, (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

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

No later than 180 days prior to the end of the initial term of the Management Agreement, the Manager will offer to contribute to the Company’s Operating Company at the end of the initial term all of the assets or equity interests in the Manager at the internalization price and on such terms and conditions included in a written offer provided by the Manager.

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

If the Company does not acquire the assets or equity interests of the Manager in an internalization transaction as described above and the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then the Company shall pay to the Manager, on the date on which such termination is effective, a termination fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity – Equity-based Payments to Non-Employees, since the number of OC Units to be issued is dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimates the deferred termination fee payable and accrues the expense over the term of the Management Agreement. The Company recorded $0.5 million of expense for the deferred termination fee for the year ended December 31, 2015.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, half of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a termination fee due to the Manager. Amounts reimbursable to the Manager for expenses totaled $2.1 million for the year ended December 31, 2015.

Management Fees

As of December 31, 2015, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee for the year ended December 31, 2015 was $1.2 million.

Incentive Fee

The Manager is entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the Management Agreement is in effect) in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

IF = .20 times (A minus (B times .08)) minus C

In the foregoing formula:

• A equals the Company’s Core Earnings (as defined below) for the previous 12-month period;

• B equals (i) the weighted average of the issue price per share of the Company’s common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12-month period and (ii) shares of common stock issuable upon conversion of outstanding OC Units); and

• C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12-month period.

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any facilities underlying the Company’s target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors.

For purposes of calculating the incentive fee prior to the completion of a 12-month period following this offering, Core Earnings is calculated on the basis of the number of days that the Management Agreement has been in effect on an annualized basis.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. As of December 31, 2015, the Manager has not earned an incentive fee.

11. RESTRUCTURING COSTS

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

Restructuring costs reflected in the accompanying Consolidated Statement of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. During the year ended December 31, 2015, the Company recorded $0.3 million in restructuring costs in the Consolidated Statement of Operations, $0.1 million of which was recorded during the fourth quarter primarily resulting from a change in estimate in sublease income offset by a reduction in severance costs that were reimbursed to the Manager.

Cost Type	Restructuring costs liability at December 31, 2014	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at December 31, 2015	Total cumulative restructuring costs expected to be incurred
Severance	$-	$97	$97	$-	$-	$97
Fixed asset disposal	-	33	-	33	-	33
Lease termination	-	124	39	-	85	124
Other	-	23	12	-	10	23
Total restructuring costs	$-	$276	$148	$33	$95	$276

12. COMMITMENTS AND CONTINGENCIES

As described in Note 3, Investments, the Company has $115.1 million of unfunded loan commitments related to its investment portfolio. As described in Note 6, Other Assets, the Company has $1.0 million of unfunded loan commitments related to three revolving loan agreements.

In conjunction with the Management Agreement with its Manager, the Company also is obligated under several operating leases (primarily for office spaces) with terms ranging from three to five years. The Company recognized $0.4 million of rent expense (gross of $0.2 million of sublease income) for the year ended December 31, 2015. Of this amount, $0.1 million is included in general and administrative expenses reimbursable to Manager, and the remaining amount is included in restructuring costs in the Consolidated Statement of Operations. The following table shows future minimum payments (gross of any sublease income) under the operating leases as of December 31, 2015:

2016	$288
2017	295
2018	206
2019	2
2020	2
Total	$793

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims that could materially impact its financial position, results of operations, or cash flows.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2015:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2015:
Total revenue	$-	$157	$578	$1,008
Net loss	$(147)	$(558)	$(1,407)	$(831)
Net loss per common shares-Basic	n/a	$(0.10)	$(0.24)	$(0.15)
Net loss per common share-Diluted	n/a	$(0.10)	$(0.24)	$(0.15)

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the year ended December 31, 2015.

On March 18, 2016, the Company announced that its Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2016. The dividend is payable on April 15, 2016 to stockholders of record on April 1, 2016.

On March 7, 2016 we, through our operating company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a joint venture (the “Heitman Joint Venture”) with HVP III Storage Lenders Investor, LLC, an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The Heitman Joint Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Under the JV Agreement, we contributed to the Heitman Joint Venture three existing self-storage development investments in Miami and Fort Lauderdale, Florida that are not yet under construction with an aggregate committed principal amount of approximately $41.9 million and are obligated to provide all new development investment opportunities to the Heitman Joint Venture during the Investment Period. Heitman has committed $110.0 million for a 90% interest in the Heitman Joint Venture, with the Company committing $12.2 million for a 10% interest (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on the three existing self-storage investments).

On January 27, 2016, the Company executed a non-binding term sheet for a credit facility of up to $60.0 million (the “proposed credit facility”), secured by substantially all of the Company’s assets. The proposed credit facility provides for draws against a borrowing base consisting of a pool of loans accepted by the lender as collateral for the loan. The proposed credit facility will have a three year term, will bear interest at a variable rate tied to 30-day LIBOR, provides for a 1.0% origination fee, a 0.1% annual administration fee, a 0.30% exit fee, an unused line fee after 12 months and a minimum interest/prepayment penalty upon early retirement of the credit facility. The proposed credit facility is subject to lender due diligence and negotiation and execution of definitive loan agreements, among other things, and is expected to close in April 2016. No assurance may be offered that the Company will meet all conditions to procuring the proposed credit facility.

JERNIGAN CAPITAL, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2015

(dollars in thousands)

Column A		Column B	Column C		Column D	Column E	Column F	Column G	Column H
									Principal Amount
									of Loans Subject
			Final		Periodic		Face	Carrying	to Delinquent
		Interest	Maturity		Payment		Amount of	Amount of	Principal or
Description	Location	Rate	Date		Terms	Prior Liens	Loans	Loans (1)	Interest
Development property investments:
Development investments with a profits interest - (2)
Self-storage development project	Orlando	6.90%	1-May-21		(3)	$-	$3,254	$3,400	$-
Self-storage development project	Miami	6.90%	1-Jun-21		(3)	-	2,258	2,115	-
Self-storage development project	Miami	6.90%	1-Jun-21		(3)	-	3,076	2,929	-
Self-storage development project	Atlanta	6.90%	1-Jul-21		(3)	-	4,723	4,829	-
Self-storage development project	Tampa	6.90%	1-Jul-21		(3)	-	3,720	3,820	-
Self-storage development project	Atlanta	6.90%	1-Jul-21		(3)	-	2,799	2,823	-
Self-storage development project	Charlotte	6.90%	1-Aug-21		(3)	-	1,124	1,554	-
Self-storage development project	Milwaukee	6.90%	1-Aug-21		(3)	-	2,529	2,463	-
Self-storage development project	New Haven	6.90%	1-Sep-21		(3)	-	997	960	-
Self-storage development project	Pittsburgh	6.90%	1-Sep-21		(3)	-	1,542	1,542	-
Self-storage development project	Raleigh	6.90%	1-Sep-21		(3)	-	1,026	934	-
Self-storage development project	Fort Lauderdale	6.90%	1-Nov-21		(3)	-	2,144	2,009	-
Self-storage development project	Jacksonville	6.90%	1-Oct-21		(3)	-	1,213	1,180	-
Self-storage development project	Austin	6.90%	27-Oct-21		(3)	-	800	708	-
						$-	$31,205	$31,266	$-
Construction loans - first mortgages
Self-storage development project	West Palm Beach	6.90%	1-Mar-17		(4)	$-	$2,011	$1,951	$-
Self-storage development project	Sarasota	6.90%	1-Mar-17		(4)	-	1,036	998	-
Self-storage development project	Chicago	6.90%	31-May-17		(4)	-	775	706	-
Self-storage development project	Miami	6.90%	1-Jul-17		(4)	-	5,655	5,301	-
						$-	$9,477	$8,956	$-
Operating property loans - first mortgages:
Self-storage property	New Orleans	6.90%	1-Jul-21		(6)	$-	$2,800	$2,736	$-
Self-storage property	Newark	5.85%	1-Aug-22	(5)	(6)	-	3,480	3,416	-
Self-storage property	Nashville	6.90%	1-Nov-21		(6)	-	1,210	1,192	-
Self-storage property	Sacramento	5.95%	1-Nov-21		(6)	-	5,500	5,401	-
Self-storage property	Nashville	6.90%	1-Dec-21		(6)	-	4,863	4,755	-
Self-storage property	Chicago	6.90%	22-Dec-21		(6)	-	2,130	2,100	-
						$-	$19,983	$19,600	$-

						$-	$60,665	$59,822	$-
Other loans - first mortgage:
Land	Orlando	6.90%	28-Jun-16		(7)	$-	$700	$693	$-

						$-	$61,365	$60,515	$-

(1) The carrying value of the Company's investments and loans approximate the aggregate cost for federal income tax purposes.

(2) Development loan investments with a profits interest are comprised of a construction loan secured by a first mortgage on the development project and a mezzanine loan secured by a first priority security interest in the membership interests of the owners of the project. These loans are entered into simultaneously and are valued as a single instrument for accounting purposes.

(3) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 15th month - no prepayment premium; on or after 15th month but prior to 28th month, 3%; on or after 28th month but prior to 40th month, 2%; on or after 40th month but prior to 52nd month, 1%; on or after 52nd month - no prepayment premium.

(4) Interest only monthly; balloon payment due at maturity subject to contribution agreements from equity REIT; no prepayment permitted for all or any portion of the loan prior to completion of construction and receipt of certificate of occupancy.

(5) Original maturity date is August 1, 2022 with an option to extend 36 months to August 1, 2025.

(6) Interest only monthly; balloon payment due at maturity; no prepayment during first 36 months, thereafter stepdown prepayment of 3%, 2%, 1%, no prepayment the last 90 days prior to maturity.

(7) Interest only monthly; balloon payment due at maturity; any prepayment of the Loan shall be made by paying on the date of prepayment (i) the amount of principal being prepaid, (ii) all accrued interest, and (iii) all other sums due under the note and the other loan documents.

The following table sets forth the activity of mortgage loans for the year ended December 31, 2015:

Balance as of December 31, 2014	$-
Fundings of principal, net of unamortized origination fees	64,689
Payment-in-kind interest	973
Repayments of principal	(6,019)
Net unrealized gains	872
Balance as of December 31, 2015	$60,515

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for new public companies.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2016 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in this Annual Report on Form 10-K and are incorporated herein by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2015 is set forth in this annual report on Form 10-K and is incorporated herein by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith. All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this annual report on Form 10-K.

(3)	Exhibits:

3.1	Articles of Amendment and Restatement of Jernigan Capital, Inc., incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015.

3.2	Amended and Restated Bylaws of Jernigan Capital, Inc., incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015.

4.1	Form of Certification for Common Stock of Jernigan Capital, Inc., incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015.

10.1	Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2016.

10.2	Amended and Restated Agreement of Limited Partnership of Jernigan Capital Operating Partnership LP, incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015.

10.3

Management Agreement between Jernigan Capital, Inc. and JCap Advisors, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.4(1)	Jernigan Capital, Inc. 2015 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015.

10.5(1)	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015.

10.6	Indemnification Agreement between Jernigan Capital, Inc. and each of its directors and officers listed on Schedule A thereto, incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.7	Private Placement Purchase Agreement, dated as of March 26, 2015, incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.8(1)	Restricted Stock Agreement with John A. Good, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on June 16, 2015.

10.9	Indemnification Agreement with John A. Good incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed on June 16, 2015.

10.10(1)	Restricted Stock Agreement with William C. Drummond, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.

10.11	Indemnification Agreement with William C. Drummond, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
10.12	Limited Liability Company Agreement of Storage Lenders LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 11, 2016.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

(1) Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date:	April 5, 2016	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 5, 2016	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date:	April 5, 2016	By:	/s/ JOHN A. GOOD
John A. Good
President, Chief Operating Officer and Director

Date:	April 5, 2016	By:	/s/ WILLIAM C. DRUMMOND
William C. Drummond
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Date:	April 5, 2016	By:	/s/ MARK O. DECKER
Mark O. Decker
Director

Date:	April 5, 2016	By:	/s/ SAM J. JENKINS
Sam J. Jenkins
Director

Date:	April 5, 2016	By:	/s/ HOWARD A. SILVER
Howard A. Silver
Director

Date:	April 5, 2016	By:	/s/ HARRY J. THIE
Harry J. Thie
Director

