Form 10-Q
period 2016-03-31
Jernigan Capital, Inc.
filed 2016-05-10
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, the Jernigan Capital, Inc. had 6,162,500 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$28,801	$43,859
Development property investments at fair value	47,223	40,222
Operating property loans at fair value	20,178	19,600
Investment in real estate venture	7,919	-
Prepaid expenses and other assets	2,128	1,485
Fixed assets, net	245	261
Total assets	$106,494	$105,427

Liabilities:
Due to Manager	$674	$698
Accounts payable, accrued expenses and other liabilities	2,602	808
Dividends payable	2,157	2,157
Total liabilities	5,433	3,663

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015;	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2016 and December 31, 2015; 6,162,500 issued and outstanding at March 31, 2016 and December 31, 2015	62	62
Additional paid-in capital	110,809	110,634
Accumulated deficit	(10,431)	(9,396)
Total Jernigan Capital, Inc. stockholders' equity	100,440	101,300
Non-controlling interests	621	464
Total equity	101,061	101,764
Total liabilities and equity	$106,494	$105,427

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Interest income from investments	$1,143	$-
Net interest income	1,143	-

Costs and expenses:
General and administrative expenses reimbursable to Manager	830	-
General and administrative expenses	474	147
Management fees to Manager	414
Transaction and other expenses	1,952	-
Restructuring costs	7	-
Deferred termination fee to Manager	157	-
Total costs and expenses	3,834	147

Operating loss	(2,691)	(147)

Other income:
Change in fair value of investments	3,791	-
Other interest income	22	-
Total other income	3,813	-
Net income (loss)	$1,122	$(147)

Basic earnings per share attributable to common stockholders	$0.18	n/a
Diluted earnings per share attributable to common stockholders	0.18	n/a

Dividends declared per share of common stock	$0.35	$-

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Shares	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2014	1,000	$-	$1	$-	$1	$-	$1
Net loss	-	-	-	(147)	(147)	-	(147)
Balance at March 31, 2015	1,000	$-	$1	$(147)	$(146)	$-	$(146)

Balance at December 31, 2015	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Stock-based compensation	-	-	175	-	175	-	175
Deferred termination fee to Manager	-	-	-	-	-	157	157
Dividends declared	-	-	-	(2,157)	(2,157)	-	(2,157)
Net income	-	-	-	1,122	1,122	-	1,122
Balance at March 31, 2016	6,162,500	$62	$110,809	$(10,431)	$100,440	$621	$101,061

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,122	$(147)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(730)	-
Change in fair market value of investments	(3,791)	-
Stock-based compensation	175	-
Deferred termination fee to Manager	157	-
Depreciation	18	-
Accretion of origination fees	(38)	-
Changes in operating assets and liabilities:
Other assets	(174)	-
Due to Manager	(24)	147
Accounts payable, accrued expenses, and other liabilities	1,783	-
Net cash used in operating activities	(1,502)	-

Cash flows from investing activities
Purchase of fixed assets	(1)	-
Capitalized real estate venture costs	(226)	-
Funding of investments:
Development property investments	(10,551)	-
Operating property loans	(165)	-
Other loans	(456)	-
Net cash used in investing activities	(11,399)	-

Cash flows from financing activities
Dividends paid	(2,157)	-
Net cash used in financing activities	(2,157)	-
Net change in cash and cash equivalents	(15,058)	-

Cash and cash equivalents at the beginning of the period	43,859	1

Cash and cash equivalents at the end of the period	$28,801	$1

Supplemental disclosure of non-cash activities:
Dividends declared	$2,157	$-
Contribution of assets to real estate venture	7,693	-

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes on REIT taxable income, determined without regard to the deduction for dividends paid and excluded capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements for qualification as a REIT set forth in the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim consolidated financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included therein. Substantially all operations are conducted through the Operating Company, and all significant intercompany transactions and balances have been eliminated in consolidation.

Liquidity

As of March 31, 2016, the Company had unrestricted cash of $28.8 million and unfunded commitments of $69.8 million related to its investment portfolio, a difference of approximately $41.0 million. On May 3, 2016, the Company terminated negotiations with its proposed credit facility provider under the previously announced term sheet for a proposed $60.0 million credit facility. The Company intends to fund the shortfall of $41.0 million as follows:

a)

On April 29, 2016 the Company received $5.0 million of proceeds from the sale of 65.0% senior participations (the “FirstBank A Notes”) in two separate operating property loans. See Note 12, Subsequent Events.

b)

On May 4, 2016 the Company executed a non-binding term sheet for the sale of a 56.4% senior participation to FirstBank in a construction loan, which will provide net proceeds of $10.0 million. See Note 12, Subsequent Events.

c)	On May 9, 2016, the Company received $5.6 million (including prepayment penalty) for the early payoff of an operating property loan.

d)

Prior to December 31, 2016, the Company expects full principal repayments on three construction loans in the Chicago, West Palm Beach and Sarasota MSAs with an aggregate principal balance of approximately $19.1 million (of which $14.3 million is unfunded as of March 31, 2016). Each of the self-storage facilities collateralizing these loans is subject to a definitive binding purchase and sale agreement between the developer and a third-party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and the Company’s loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility. These loans have maturities of either March 1, 2017 or May 31, 2017, subject to acceleration upon a sale of the project. The Company anticipates certificates of occupancy to be issued for all three facilities between September 1, 2016 and December 31, 2016.

e)

As of March 31, 2016, the Company has development property investments (with profits interests) of an aggregate of $33.3 million of funded principal, with a total aggregate investment commitment of $76.5 million. The Company has additional operating property loans (excluding such loans described in (a) and (c) above) with an aggregate funded principal balance of $7.0 million. The Company believes, based on the nature of these investments and current market conditions in the self-storage real estate sector, that it could successfully sell senior participations in these loans at 50% or more of the total investment commitment which would provide funding of at least approximately $41.0 million.

Additionally, the Company could generate additional cash to fund its remaining unfunded commitments by one or more of the following means: (1) reducing general and administrative expenses (primarily marketing, travel, and certain cash compensation expenses); (2) issuing common and/or preferred stock in public or private offerings (which could be at prices dilutive to current stockholders or at cumulative yields that are in excess of the Company’s current dividend yield on our common stock); and/or (3) reducing or eliminating the Company’s dividend. Based on the above, the Company believes it is likely that it can successfully implement the aforementioned plan in meeting funding commitments for at least the next twelve months. If the Company is unable to complete the aforementioned planned transactions and actions, it could impact its ability to realize its assets at their recorded values, specifically the Company’s development property investments and operating property loans, and to meet its funding commitments in the normal course of business.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Variable Interest Entities

The Company invests in entities that may qualify as variable interest entities (“VIEs”). A VIE is a legal entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. Management bases the qualitative analysis on its review of the design of the entity, its organizational structure including allocation of decision-making authority and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. Management reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

A VIE must be consolidated only by its primary beneficiary, which is defined as the party that, along with its affiliates and agents has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period.

Equity Investments

Investments in real estate ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the fair value option of accounting for its development property investments, which are equity method investments. The Company’s investment in real estate venture is an equity method investment that is accounted for under the equity method of accounting.

Loan Investments and Election of Fair Value Option of Accounting for Loan Investments

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

Each loan investment is evaluated for impairment on a periodic basis. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At March 31, 2016 and December 31, 2015, there were no loans in default.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), the investment in real estate venture, certain other assets, receivables and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$47,223	$-	$-	$47,223
Operating property loans	20,178	-	-	20,178
Total investments	$67,401	$-	$-	$67,401

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$40,222	$-	$-	$40,222
Operating property loans	19,600	-	-	19,600
Total investments	$59,822	$-	$-	$59,822

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

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance at March 31, 2016 includes principal balances for four revolving loan agreements and one mortgage loan. The Company’s prepaid expenses and other assets balance at December 31, 2015 includes principal balances for three revolving loan agreements and one mortgage loan. Because these loans are not part of the Company’s core investment portfolio, these loans are accounted for under the cost method.

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

Transaction and other expenses

Transaction and other expenses consist of $2.0 million of advisory fees and other expenses incurred in connection with various financing transactions and investment transactions and are expensed as incurred.

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

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code commencing with its taxable year ended December 31, 2015. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company had no taxable income for the three months ended March 31, 2016 and March 31, 2015. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

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

Comprehensive Income

For the three months ended March 31, 2016 and March 31, 2015, comprehensive income equaled net income; therefore, a separate Consolidated Statement of Comprehensive Income is not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis. This ASU amends the assessment of whether a limited partnership or limited liability company is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships and limited liability companies, clarifies how to determine whether the equity holders as a group have power over an entity. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. The Company early adopted the provisions of this ASU in 2015, and there was no impact on our consolidated financial statements as a result of the adoption.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs is not affected by amendments in this update, which is effective for annual reporting periods beginning after December 15, 2015. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

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

3. INVESTMENTS

The Company’s self-storage investments at March 31, 2016 consist of the following:

•	Development Property Investments - The Company had 11 investments totaling an aggregate committed principal amount of approximately $76.5 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

The Company also had four construction loan investments totaling an aggregate committed principal amount of approximately $36.8 million, each of which has a term of 18 months. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

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

As of March 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $133.8 million and outstanding principal was $64.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$4,356	$1,016	$5,383
6/10/2015	Atlanta	8,132	6,164	1,968	7,000
6/19/2015	Tampa	5,369	4,520	849	4,863
6/26/2015	Atlanta	6,050	4,199	1,851	5,057
6/29/2015	Charlotte	7,624	2,657	4,967	3,202
7/2/2015	Milwaukee	7,650	2,677	4,973	2,645
7/31/2015	New Haven	6,930	1,810	5,120	1,810
8/10/2015	Pittsburgh	5,266	1,688	3,578	1,711
8/14/2015	Raleigh	8,998	1,072	7,926	995
9/30/2015	Jacksonville	6,445	3,330	3,115	3,738
10/27/2015	Austin	8,658	865	7,793	785
		$76,494	$33,338	$43,156	$37,189

Construction loans:
8/5/2015	West Palm Beach	7,500	2,324	5,176	2,267
8/5/2015	Sarasota	4,792	1,054	3,738	1,018
11/17/2015	Chicago	6,808	1,394	5,414	1,327
12/23/2015	Miami	17,733	5,753	11,980	5,422
		$36,833	$10,525	$26,308	$10,034
	Subtotal	$113,327	$43,863	$69,464	$47,223

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,788
7/7/2015	Newark	3,480	3,480	-	3,496
10/30/2015	Nashville	1,210	1,210	-	1,216
11/10/2015	Sacramento	5,500	5,500	-	5,514
11/24/2015	Nashville	4,968	4,863	105	4,853
12/22/2015	Chicago	2,502	2,295	207	2,311
	Subtotal	$20,460	$20,148	$312	$20,178

	Total investments	$133,787	$64,011	$69,776	$67,401

(1)	Represents principal balance of loan gross of origination fees

The following table provides a reconciliation of the funded principal to the fair market value of investments at March 31, 2016:

Funded principal	$64,011
Adjustments:
Unamortized origination fees	(1,273)
Net increase in fair value of investments	4,663
Fair value of investments	$67,401

As of December 31, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $175.7 million and outstanding principal was $60.7 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$3,254	$2,118	$3,400
5/14/2015	Miami (2)	13,867	2,258	11,609	2,115
5/14/2015	Miami (2)	14,849	3,076	11,773	2,929
6/10/2015	Atlanta	8,132	4,723	3,409	4,829
6/19/2015	Tampa	5,369	3,720	1,649	3,820
6/26/2015	Atlanta	6,050	2,799	3,251	2,823
6/29/2015	Charlotte	7,624	1,124	6,500	1,554
7/2/2015	Milwaukee	7,650	2,529	5,121	2,463
7/31/2015	New Haven	6,930	997	5,933	960
8/10/2015	Pittsburgh	5,266	1,542	3,724	1,542
8/14/2015	Raleigh	8,998	1,026	7,972	934
9/25/2015	Fort Lauderdale (2)	13,230	2,144	11,086	2,009
9/30/2015	Jacksonville	6,445	1,213	5,232	1,180
10/27/2015	Austin	8,658	800	7,858	708
		$118,440	$31,205	$87,235	$31,266

Construction loans:
8/5/2015	West Palm Beach	7,500	2,011	5,489	1,951
8/5/2015	Sarasota	4,792	1,036	3,756	998
11/17/2015	Chicago	6,808	775	6,033	706
12/23/2015	Miami	17,733	5,655	12,078	5,301
		$36,833	$9,477	$27,356	$8,956
	Subtotal	$155,273	$40,682	$114,591	$40,222

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,736
7/7/2015	Newark	3,480	3,480	-	3,416
10/30/2015	Nashville	1,210	1,210	-	1,192
11/10/2015	Sacramento	5,500	5,500	-	5,401
11/24/2015	Nashville	4,968	4,863	105	4,755
12/22/2015	Chicago	2,502	2,130	372	2,100
	Subtotal	$20,460	$19,983	$477	$19,600

	Total investments	$175,733	$60,665	$115,068	$59,822

(1) Represents principal balance of loan gross of origination fees

(2) These development property investments (having approximately $8.1 million of outstanding principal balances as of the time of contribution on March 31, 2016) were contributed to the SL1 Venture (defined in Note 5, Investment in Real Estate Venture) in partial satisfaction of our required $12.2 million capital commitment to the SL1 Venture. See Note 5, Investment in Real Estate Venture.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2015:

Funded principal	$60,665
Adjustments:
Unamortized origination fees	(1,715)
Net increase in fair value of investments	872
Fair value of investments	$59,822

The Company has elected the fair value option of accounting for all of its investment portfolio investments in order to provide better transparency into its revenues and value inherent in its equity participation in development projects. See Note 4, Fair Value of Financial Instruments, for additional disclosure on the valuation methodology and significant assumptions.

No loans are in non-accrual status as of March 31, 2016 and December 31, 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximate $41.8 million and $33.3 million, respectively, at March 31, 2016 and approximate $44.4 million and $31.2 million, respectively, at December 31, 2015. These investees had no significant revenues or expenses for the three months ended March 31, 2016 since the development properties were all under construction during that period.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825-10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option for its development property investments and operating property loan investments because it believes such accounting provides investors and others relying on the Company’s financial statements with a more transparent view of its revenues and value inherent in its equity participation in self-storage development projects.

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

The Company’s development property investments and operating property loan investments are valued using two different valuation techniques based on the early stage of the Company’s investments. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For properties between 40% and 100% complete, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. No properties have reached construction completion at March 31, 2016. For the Company’s development property investments at or around completion of construction, a discounted cash flow model will be the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2016 and December 31, 2015. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.73 - 9.00%	8.51%
		Exit date	0.92 - 3.58 years	2.86 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	73.39 – 74.07%	73.74%
		Exit date	3.06 - 3.58 years	3.25 years

		Capitalization rate (b)	5.50 – 5.75%	5.61%

Operating property loans	Income approach analysis	Market yields/ discount rate	5.80 – 7.12%	6.50%

		Exit date (c)	5.25 - 6.34 years	5.70 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

(b)	Six properties were between 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit.

(c)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.74 - 9.35%	8.77%
		Exit date	1.17 - 3.83 years	3.02 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.46 - 73.12%	72.82%

		Exit date	3.31 - 3.83 years	3.49 years

		Capitalization rate (b)	6.00 - 6.50%	6.38%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%

		Exit date (c)	5.50 - 6.68 years	5.97 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investment with a profits interest only requires incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

(b)	Four properties were between 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit.

(c)	The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields and discount rates, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates may result in a decrease in the fair value of certain of the Company’s investments. The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2016	December 31, 2015
Up 100 basis points	$(2.3)	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	1.2	0.8

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of the Company’s development investments containing profits interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of the Company’s investments. The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2016	December 31, 2015
Up 100 basis points	$(1.1)	$(0.3)
Down 100 basis points	1.6	0.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three months ended March 31, 2016.

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

The following table presents changes in investments that use Level 3 inputs for the three months ended March 31, 2016:

Balance as of December 31, 2015	$59,822
Net realized gains	-
Net unrealized gains	3,791
Fundings of principal, net of accretion of origination fees	10,751
Payment-in-kind interest	730
Contribution of assets to Heitman Joint Venture	(7,693)
Net transfers in or out of Level 3	-
Balance as of March 31, 2016	$67,401

There is no comparative data for the three months ended March 31, 2015 as there were no investments as of March 31, 2015.

As of March 31, 2016 and December 31, 2015, the total net unrealized appreciation on the investments that use Level 3 inputs was $4.7 million and $0.9 million, respectively.

For the three months ended March 31, 2016, all of the change in fair value of investments in the Company’s Consolidated Statement of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of March 31, 2016.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

5. INVESTMENT IN REAL ESTATE VENTURE

On March 7, 2016, the Company, through its Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by the Company. HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and the Company committed $12.2 million for a 10% interest.

On March 31, 2016, the Company contributed to the SL1 Venture three of its existing development property investments with a profits interest located in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and an aggregate drawn balance of $8.1 million. In exchange, the Company’s funding commitment of $12.2 million was reduced by $8.1 million, representing the Company’s initial “Net Invested Capital” balance as defined in the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment in the SL1 Venture based on the fair value of the contributed development property investments, which is the same as carryover basis. The fair value of the contributed development property investments as of March 31, 2016 was $7.7 million.

As of March 31, 2016, the SL1 Venture had assets of $7.7 million related to the three development property investments with a profits interest contributed by the Company and no liabilities. Pursuant to the JV Agreement, Heitman, in fulfilling its $110.0 million commitment, will provide capital to the SL1 Venture as cash is required, including funding draws on the three contributed development property investments. During the period from inception to March 31, 2016, there was no income earned or expenses incurred by the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest.

During the three months ended March 31, 2016, $0.2 million of transaction expenses were incurred by the Company and included in the carrying amount of the Company’s investment in the SL1 Venture.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to this guarantee as of March 31, 2016.

6. VARIABLE INTEREST ENTITIES

Development Property Investments

The Company holds variable interests in its development property investments. The Company has determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the VIEs, the Company identified the activities that most significantly impact the VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) financing decisions, (4) authorizing capital expenditures and (5) disposition of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the VIEs.

The Company has recorded assets of $47.2 million and $40.2 million at March 31, 2016 and December 31, 2015, respectively, for its variable interest in the VIEs which is included in the Development Property Investments at Fair Value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows (in millions):

	March 31, 2016	December 31, 2015
Assets recorded related to VIEs	$47.2	$40.2
Unfunded loan commitments to VIEs	69.5	114.6
Maximum exposure to loss	$116.7	$154.8

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the Investment in Real Estate Venture balance in the Consolidated Balance Sheet, and future earnings attributed to the SL1 Venture will be presented in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.2 million.

The JV Agreement permits Heitman to cause us to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement). Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party.

7. OTHER ASSETS

The Company has four revolving loan agreements with an aggregate outstanding principal amount of $1.0 million at March 31, 2016. At December 31, 2015, the Company had three revolving loan agreements with an aggregate outstanding principal amount of $0.5 million. Three of the agreements are with individuals who are owners of limited liability companies, and the fourth agreement is with a limited liability company and is personally guaranteed. All of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The agreements provide for borrowings of up to $0.5 million (total of $2.0 million) to fund expenses for initial costs to contract for additional self-storage sites. The loan to the limited liability company is secured by a first priority security interest and assignment of its 100% interest in a limited liability company which owns one of the Company’s development investment properties. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. These loans are accounted for under the cost method.

The Company also has a loan of $0.7 million extended to a limited liability company that is under common control with a borrower in a development property investment. This loan is secured by a mortgage on real and personal property, is interest-only with a fixed interest rate of 6.9% per annum, and matures in June 2016. This loan is accounted for under the cost method.

8. STOCKHOLDERS’ EQUITY

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

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and non-employee directors. Non-vested shares at March 31, 2016 and December 31, 2015 aggregated 162,500 service-based stock awards, of which none vested during the three months ended March 31, 2016, 40,833 will vest in 2016, 2017 and 2018, and 20,000 will vest in 2019 and 2020. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

The Company recognized approximately $0.2 million of stock-based compensation expense for the three months ended March 31, 2016. No stock-based compensation expense was recorded for the three months ended March 31, 2015. As of March 31, 2016 and December 31, 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.1 million and $2.2 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $15.62 and $14.95 as of March 31, 2016 and December 31, 2015, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 3.5 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statement of Operations.

A summary of changes in the Company’s restricted shares for the three months ended March 31, 2016 is as follows:

	Shares	Weighted average grant date fair value

Nonvested at December 31, 2015	162,500	$20.08
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2016	162,500	$20.08

There were no restricted shares issued at March 31, 2015.

Nonvested restricted shares receive dividends which are nonforfeitable.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Redeemable Operating Company Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three months ended March 31, 2016, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

Shares outstanding
Weighted average common shares - basic	6,000,000
Effect of dilutive securities (1)	-
Weighted average common shares - diluted	6,000,000

Calculation of Earnings per Share - basic
Net income	$1,122
Net income allocated to unvested restricted shares	(30)
Net income, adjusted	$1,092

Weighted average common shares - basic	6,000,000
Earnings per share - basic	$0.18

Calculation of Earnings per Share - diluted
Net income	$1,122
Net income allocated to unvested restricted shares	(30)
Net income, adjusted (2)	$1,092

Weighted average common shares - diluted	6,000,000
Earnings per share - diluted	$0.18

(1)	For the three months ended March 31, 2016, potentially dilutive securities are not included in the diluted earnings per share calculation as they are not dilutive.
(2)	The Company has no undistributed earnings and accordingly reallocation of undistributed earnings between potential common stock and participating securities is not necessary.

10. RELATED PARTY TRANSACTIONS

The Company’s founder was reimbursed for $0.1 million of organizational costs and $0.1 million of offering costs in April 2015 following the closing of the Company’s IPO.

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at March 31, 2016 and December 31, 2015 were $37.2 million and $31.3 million, respectively, and the interest income realized and the change in fair value from these equity method investments for the three months ended March 31, 2016 was $0.5 million and $3.3 million respectively.

The Company’s investment in the real estate venture, SL1Venture, has a carrying amount of $7.9 million at March 31, 2016 and no earnings for the three months ended March 31, 2016

There were no equity method investments at March 31, 2015.

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

If the Company does not acquire the assets or equity interests of the Manager in an internalization transaction as described above and the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then the Company shall pay to the Manager, on the date on which such termination is effective, a termination fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued is dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimates the deferred termination fee payable and accrues the expense over the term of the Management Agreement. The Company recorded $0.2 million of expense for the deferred termination fee for the three months ended March 31, 2016. There was no deferred termination fee for the three months ended March 31, 2015.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, half of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a termination fee due to the Manager. Amounts reimbursable to the Manager for expenses totaled $0.8 million for the three months ended March 31, 2016. There were no expenses reimbursable to the Manager for the three months ended March 31, 2015.

Management Fees

As of March 31, 2016, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee for the three months ended March 31, 2016 was $0.4 million. There was no base management fee for the three months ended March 31, 2015.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three months ended March 31, 2016 and 2015.

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

Restructuring costs reflected in the accompanying Consolidated Statement of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. During the three months ended March 31, 2016, the Company recorded approximately $7.0 thousand in restructuring costs in the Consolidated Statement of Operations. There were no restructuring costs for the three months ended March 31, 2015.

As of March 31, 2016
Cost Type	Restructuring costs liability at December 31, 2015	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at March 31, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	16	(21)	-	80	140
Other	10		-	(10)	-	13
Total restructuring costs	$95	$16	$(21)	$(10)	$80	$283

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the three month period ended March 31, 2016.

On April 29, 2016, the Company sold 65.0% senior participations (the “FirstBank A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to FirstBank, a Tennessee banking corporation, in exchange for cash consideration of $5.0 million (the “FirstBank A Note Sale”). The FirstBank A Note Sale was effected pursuant to participation agreements between FirstBank and the Company (the “Participation Agreements”). Under the Participation Agreements, the Company will continue to service the underlying loans so long as the Company is not in default under the Participation Agreements. FirstBank has the option to “put” either of the senior participations to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the applicable Participation Agreement. The Company will pay to FirstBank interest on the outstanding balance of the FirstBank A Notes at the rate of 30-day LIBOR plus 3.85%, which translates to a current rate of approximately 4.30%. The FirstBank A Notes mature on April 1, 2019, at which time the Company is obligated to repurchase the FirstBank A Notes at the then outstanding principal balances thereof. As part of the Participation Agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at FirstBank.

On May 3, 2016, the Company terminated negotiations with its proposed credit facility provider under the previously announced term sheet for a proposed $60.0 million credit facility.

On May 4, 2016, the Company executed a non-binding term sheet with FirstBank for the sale of an additional 56.4% senior participation in an approximately $17.7 million self-storage construction loan on a facility in Miami, Florida, which will provide net proceeds of $10.0 million. The term sheet is subject to completion of due diligence and definitive documentation, and the sale of the senior participation is expected to close before May 31, 2016.

On May 9, 2016, the Company received $5.6 million (including prepayment penalty) for the early payoff of an operating property loan in the Sacramento, California MSA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in the Annual Report of Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 5, 2016, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in self-storage facilities
•	changes in our business strategy and the market’s acceptance of our investment terms
•	our ability to fund our outstanding and future loan commitments
•	availability, terms and our rate of deployment of equity and debt capital, including executing our pending and expected potential sources of liquidity
•	our manager’s ability to hire and retain qualified personnel
•	changes in the self-storage industry, interest rates or the general economy
•	the degree and nature of our competition
•	volatility in the value of our assets carried at fair market value
•	general volatility of the capital markets and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K, which was filed with the SEC on April 5, 2016.

Overview

We are a commercial real estate company incorporated in Maryland that provides capital to private developers, owners and operators of self-storage facilities. Our principal business objective is to deliver attractive long-term risk adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments, and, secondarily, by making loans secured by currently operating self-storage facilities, which loans we refer to as operating property loans. We expect to generate attractive long-term returns on development property investments through interest payments (typically at a fixed rate) on our invested capital together with a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of the self-storage facility, which we refer to herein as “Profits Interests.” We also generate cash flows from construction loans and operating property loans in the form of interest payments, origination fees, and occasional prepayment fees. In addition, in connection with many of our development property investments, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments is reflected in the carrying values of those investments in our Consolidated Balance Sheet and in our Consolidated Statement of Operations. We believe reflecting our investments at fair value provides our stockholders with a clearer view of our true economic performance and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of March 31, 2016, we had closed 21 investments for an aggregate committed principal amount of $133.8 million, including 11 development property investments totaling approximately $76.5 million of aggregate committed principal amount, each of which provides us with a Profits Interest, four construction loans totaling approximately $36.8 million of aggregate committed principal amount and six operating property loans totaling approximately $20.5 million of aggregate committed principal amount. Each of the development property investments is in a primary or secondary market with demographics that management believes will support successful lease-up and value creation in the property. Each construction loan has an 18-month term, and each self-storage facility for which we have provided construction financing is subject to a binding purchase and sale agreement between the developer and a third-party purchaser to be completed shortly after a certificate of occupancy is issued with respect to the subject property at a contract price sufficient to repay our construction loan. As of March 31, 2016, we had funded approximately $64.0 million of the aggregate committed principal amount of our closed investments. We have funded all of our investments to date with the net proceeds from our initial public offering of common stock (“IPO”) and concurrent private placement, which were consummated on April 1, 2015. As of March 31, 2016, we have incurred no indebtedness.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million. In exchange, our funding commitment was reduced by $8.1 million.

On April 29, 2016, we sold to FirstBank, a Tennessee bank, senior participations in two separate operating property loans having an aggregate principal balance of approximately $7.8 million and earning interest at a rate of 6.9% per annum (the “FirstBank A Notes”). FirstBank paid to the Company approximately $5.0 million for 65% senior participations in the two loans (the “FirstBank A Note Sale”). We will pay interest to FirstBank on its senior participations at the annual rate of 30-day LIBOR plus 3.85%, which translates to a current rate of approximately 4.30%.

On May 4, 2016, we executed a non-binding term sheet with FirstBank for the sale of an additional 56.4% senior participation (the “proposed FirstBank A Note Sale”) in an approximately $17.7 million self-storage construction loan on a facility in Miami, Florida, which will provide net proceeds of $10.0 million. The term sheet is subject to completion of due diligence and definitive documentation, and the sale of the senior participation is expected to close before May 31, 2016.

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

We are a Maryland corporation that intends to elect to be taxed as a REIT under the Code. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, changes in the fair value of our assets and the performance of self-storage facilities in which we have invested. Our net interest income, which also reflects the accretion of origination fees, is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheet and as unrealized increases/decreases in fair value in our Consolidated Statement of Operations. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results will also include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three months ended March 31, 2016 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

The Company has elected the fair value option of accounting for our investment portfolio. We have elected fair value accounting for these financial instruments because we believe such accounting provides investors and others relying on our financial statements with a more transparent view of our revenues and the intrinsic value inherent in the Profits Interests we possess. Under the fair value option, we will mark our investment portfolio to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statement of Operations. There is no active secondary market for our investments and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Changes in Market Interest Rates

With respect to our business operations, increases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of our loan portfolio to decline; interest rates on any floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of our mortgage loan portfolio to increase; interest rates on any floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments. Our Manager seeks to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

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

Recent Developments

First Quarter Dividend Declaration

On March 18, 2016, the Company announced that our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2016. The dividend was payable on April 15, 2016 to stockholders of record on April 1, 2016.

Real Estate Venture

On March 7, 2016, we, through our operating company, entered into the JV Agreement to form the SL1 Venture with Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. On March 31, 2016, we contributed to the SL1 Venture three existing self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction with an aggregate committed principal amount of approximately $41.9 million, and we are obligated to provide all new development investment opportunities to the SL1 Venture until the earlier of March 31, 2017 or until the SL1 Venture is fully committed (the “Investment Period”). HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million (approximately $8.1 million of which was contributed on March 31, 2016 in the form of the drawn balances on the three self-storage development property investments) for a 10% interest.

Under the JV Agreement, we will receive a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by us. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to us in an amount equal to our Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to us in an amount equal to our Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to us in an amount equal to our Percentage Interest plus 30%. However, we will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

Under the JV Agreement, Heitman and we will seek to obtain and, if obtained, will share joint rights of first refusal to acquire self-storage facilities that are the subject of development property investments made by the SL1 Venture. Additionally, so long as we, through our operating subsidiary, are a member of the SL1 Venture and the SL1 Venture holds any assets, we will not make any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities, in each case without first offering such opportunity to Heitman to participate on substantially the same terms as those set forth in the JV Agreement, either through the SL1 Venture or a newly formed real estate venture.

The JV Agreement permits Heitman to cause us to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement). Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to us its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party.

We are the managing member of the SL1 Venture and will manage and administer (i) the day-to-day business and affairs of the SL1 Venture and any of its acquired properties and (ii) loan servicing and other administration of the approved development property investments. We will be paid a monthly expense reimbursement amount by the SL1 Venture in connection with our role as managing member, as set forth in the JV Agreement. Heitman may remove us as the managing member of the SL1 Venture if we commit an event of default (as defined in the JV Agreement), if we undergo a change of control (as defined in the JV Agreement), if we become insolvent or if, during the Investment Period, Mr. Jernigan ceases to have an active role in the finding and underwriting of potential development loans for the SL1 Venture, and, as a result of such cessation, we are not capable of fulfilling our duties and obligations under the JV Agreement, as reasonably determined by Heitman in good faith.

Heitman has the right to approve all “Major Decisions” of the SL1 Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture.

FirstBank A Note Sale

On April 29, 2016, we sold 65.0% senior participations in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to FirstBank, a Tennessee banking corporation, in exchange for cash consideration of $5.0 million. The FirstBank A Note Sale was effected pursuant to participation agreements between FirstBank and us (the “Participation Agreements”). Under the Participation Agreements, we will continue to service the underlying loans so long as we are not in default under the Participation Agreements. FirstBank has the option to “put” either of the senior participations to us in the event the underlying borrower defaults on the underlying loan or if we default under the applicable Participation Agreement. We will pay to FirstBank interest on the outstanding balance of the FirstBank A Notes at the rate of 30-day LIBOR plus 3.85%, which translates to a current rate of approximately 4.30%. The FirstBank A Notes mature on April 1, 2019, at which time we are obligated to repurchase the FirstBank A Notes at the then outstanding principal balances thereof. As part of the Participation Agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at FirstBank.

FirstBank A Note Term Sheet

On May 4, 2016, we executed a non-binding term sheet with FirstBank for the sale of an additional 56.4% senior participation in an approximately $17.7 million self-storage construction loan on a facility in Miami, Florida, which will provide net proceeds of $10.0 million. The term sheet is subject to completion of due diligence and definitive documentation, and the sale of the senior participation is expected to close before May 31, 2016. There can be no assurance we will complete this sale or receive the capital needed from this transaction.

Investment Activity

The Company’s self-storage investments at March 31, 2016 consisted of the following:

•	Development Property Investments - The Company had 11 investments totaling an aggregate committed principal amount of approximately $76.5 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guarantees, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

The Company also had four construction loan investments totaling an aggregate committed principal amount of approximately $36.8 million, each of which has a term of 18 months. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

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

As of March 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio is approximately $133.8 million and outstanding principal is $64.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$4,356	$1,016	$5,383
6/10/2015	Atlanta	8,132	6,164	1,968	7,000
6/19/2015	Tampa	5,369	4,520	849	4,863
6/26/2015	Atlanta	6,050	4,199	1,851	5,057
6/29/2015	Charlotte	7,624	2,657	4,967	3,202
7/2/2015	Milwaukee	7,650	2,677	4,973	2,645
7/31/2015	New Haven	6,930	1,810	5,120	1,810
8/10/2015	Pittsburgh	5,266	1,688	3,578	1,711
8/14/2015	Raleigh	8,998	1,072	7,926	995
9/30/2015	Jacksonville	6,445	3,330	3,115	3,738
10/27/2015	Austin	8,658	865	7,793	785
		$76,494	$33,338	$43,156	$37,189

Construction loans:
8/5/2015	West Palm Beach	7,500	2,324	5,176	2,267
8/5/2015	Sarasota	4,792	1,054	3,738	1,018
11/17/2015	Chicago	6,808	1,394	5,414	1,327
12/23/2015	Miami	17,733	5,753	11,980	5,422
		$36,833	$10,525	$26,308	$10,034
	Subtotal	$113,327	$43,863	$69,464	$47,223

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,788
7/7/2015	Newark	3,480	3,480	-	3,496
10/30/2015	Nashville	1,210	1,210	-	1,216
11/10/2015	Sacramento	5,500	5,500	-	5,514
11/24/2015	Nashville	4,968	4,863	105	4,853
12/22/2015	Chicago	2,502	2,295	207	2,311
	Subtotal	$20,460	$20,148	$312	$20,178

	Total investments	$133,787	$64,011	$69,776	$67,401

(1)	Represents principal balance of loan gross of origination fees

Business Outlook

As of March 31, 2016, we have funded our investments with proceeds from the IPO and concurrent private placement. As of March 31, 2016, we had unrestricted cash of approximately $28.8 million and remaining unfunded commitments of $69.8 million related to our investment portfolio. From our unrestricted cash, the $5.0 million of proceeds from the FirstBank A Note Sale, the $10.0 million of proceeds from the proposed FirstBank A Note Sale, expected repayments on existing loans and anticipated proceeds from other potential capital markets transactions, we believe that we will have sufficient capital to fund our operations for at least the next 12 months. See “ — Recent Developments – Real Estate Venture, FirstBank A Note Sale, and FirstBank A Note Term Sheet.”

We continue to experience robust demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of March 31, 2016, we have executed term sheets for investments in 14 separate self-storage development projects for an aggregate capital commitment of up to approximately $139.4 million. On April 15 and 29, 2016, respectively, the SL1 Joint Venture closed on two of these development projects, with an approximately $27.5 million aggregate capital commitment for an approximately 91,000 net rentable square foot self-storage development located in the Washington D.C. MSA and an approximately 71,000 net rentable square foot self-storage development located in the Atlanta MSA. After closing these commitments, our SL1 Joint Venture has approximately $52.8 million in remaining capital to fund the remaining $111.9 million subject to these executed term sheets. We anticipate that substantially all of the remaining capital in the SL1 Venture will be committed by the end of the second quarter of 2016. We currently are evaluating alternatives to fund the remaining investment projects that exceed the available capital provided under the SL1 Venture. In addition to the term sheets that have been executed, we have issued new, unexecuted term sheets for an additional four projects, which term sheets, if executed, could produce capital commitments of an additional $40.4 million. We can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on April 5, 2016.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting the Company is included in Note 2 of the accompanying consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. We commenced operations on April 1, 2015 upon closing our IPO. Prior to that time, we had no operations; however, the Company incurred a net loss of $0.1 million during the three months ended March 31, 2015 due to organization costs for which we reimbursed our Company’s founder in April 2015. No meaningful results of operations occurred in the period ended March 31, 2015.

	Three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
Revenues:
Interest income from investments	$1,143	$1,008	$-
Net interest income	1,143	1,008	-

Costs and expenses:
General and administrative expenses reimbursable to Manager	830	810	-
General and administrative expenses	474	656	147
Total general and administrative expenses	$1,304	$1,466	$147
Management fees to Manager	414	414	-
Transaction and other expenses	1,952	-	-
Restructuring costs	7	56	-
Deferred termination fee to Manager	157	156	-
Total costs and expenses	$3,834	$2,092	$147

Operating loss	$(2,691)	$(1,084)	$(147)

Other income:
Change in fair value of investments	3,791	216	-
Other interest income	22	37	-
Total other income	$3,813	$253	$-
Net income (loss)	$1,122	$(831)	$(147)

Revenues

Interest income from investments consists of interest earned on development property investments and operating property loans on self-storage properties. Interest rates on the majority of the development property investments and operating property loans are 6.9% per annum. During the three months ended December 31, 2015, interest included $0.2 million related to prepayments. There were no prepayments during the three months ended March 31, 2016.

Expenses

The following table provides a detail of total general and administrative expenses:

	Three months ended
	March 31, 2016	December 31, 2015
Compensation and benefits	$766	$641
Occupancy	112	104
Business development	113	149
Professional fees	210	345
Other	103	227
Total general and administrative expenses	$1,304	$1,466

Total general and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2016 were $1.3 million, a decrease of $0.2 million from the three months ended December 31, 2015. The majority of the decrease was comprised of a $135.0 thousand decrease in professional fees as we significantly completed our design of policies and procedures related to our adoption of fair value accounting, and a decrease in other expenses of $124.0 thousand. These decreases were offset by an increase in compensation and benefits of approximately $125.0 thousand due primarily to changes in the estimates of compensation and benefits reimbursable to Manager recorded in the three months ended December 31, 2015. Compensation and benefits included $175.0 thousand and $138.0 thousand of stock-based compensation expense for the three months ended March 31, 2016 and December 31, 2015, respectively.

Transaction and other expenses

The transaction and other expenses of $2.0 million primarily consists of advisory fees and other expenses incurred in connection with the Company’s various financing transactions.

Other operating expenses

The management fee of $0.4 million relates to the fee earned by the Manager pursuant to the management agreement. Restructuring costs relate to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fee to our Manager of $0.2 million represents the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units.

Other income

For the three months ended March 31, 2016 and December 31, 2015, we recorded other income of $3.8 million and $0.3 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments.

Adjusted Earnings

Adjusted Earnings is a measure that is not specifically defined by accounting principles generally accepted in the United States (“GAAP”) and is defined as net income (computed in accordance with GAAP) plus stock-based compensation expense and transaction and other expenses.

Adjusted Earnings should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that Adjusted Earnings is helpful to investors as a starting point in measuring our operational performance, because it excludes various non-cash items included in net income that do not relate to or are not indicative of its operating performance, which can make periodic and peer analyses of operating performance more difficult. The Company’s computation of Adjusted Earnings may not be comparable to other key performance indicators reported by other REITs or real estate companies.

The following table is a reconciliation of Adjusted Earnings to net income:

	Three months ended
	March 31, 2016	December 31, 2015
Net income (loss)	$1,122	$(831)
Plus: stock-based compensation	175	138
Plus: transaction and other expenses	1,952	-
Adjusted Earnings	$3,249	$(693)

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

Liquidity

As of March 31, 2016, the Company had unrestricted cash of $28.8 million and unfunded commitments of $69.8 million related to its investment portfolio, a difference of approximately $41.0 million. On May 3, 2016, the Company terminated negotiations with its proposed credit facility provider under the previously announced term sheet for a proposed $60.0 million credit facility. The Company intends to fund the shortfall of $41.0 million as follows:

a)	On April 29, 2016 the Company received $5.0 million of proceeds from the sale of 65.0% senior participations (the “FirstBank A Notes”) in two separate operating property loans.

b)	On May 4, 2016 the Company executed a non-binding term sheet for the sale of a 56.4% senior participation to FirstBank in a construction loan, which will provide net proceeds of $10.0 million.

c)	On May 9, 2016, the Company received $5.6 million (including prepayment penalty) for the early payoff of an operating property loan.

d)

Prior to December 31, 2016, the Company expects full principal repayments on three construction loans in the Chicago, West Palm Beach and Sarasota MSAs with an aggregate principal balance of approximately $19.1 million (of which $14.3 million is unfunded as of March 31, 2016). Each of the self-storage facilities collateralizing these loans is subject to a definitive binding purchase and sale agreement between the developer and a third-party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and the Company’s loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility. These loans have maturities of either March 1, 2017 or May 31, 2017, subject to acceleration upon a sale of the project. The Company anticipates certificates of occupancy to be issued for all three facilities between September 1, 2016 and December 31, 2016.

e)

As of March 31, 2016, the Company has development property investments (with profits interests) of an aggregate of $33.3 million of funded principal, with a total aggregate investment commitment of $76.5 million. The Company has additional operating property loans (excluding such loans described in (a) and (c) above) with an aggregate funded principal balance of $7.0 million. The Company believes, based on the nature of these investments and current market conditions in the self-storage real estate sector, that it could successfully sell senior participations in these loans at 50% or more of the total investment commitment which would provide funding of at least approximately $41.0 million.

Additionally, the Company could generate additional cash to fund its remaining unfunded commitments by one or more of the following means: (1) reducing general and administrative expenses (primarily marketing, travel, and certain cash compensation expenses); (2) issuing common and/or preferred stock in public or private offerings (which could be at prices dilutive to current stockholders or at cumulative yields that are in excess of the Company’s current dividend yield on our common stock); and/or (3) reducing or eliminating the Company’s dividend. Based on the above, the Company believes it is likely that it can successfully implement the aforementioned plan in meeting funding commitments for at least the next twelve months. If the Company is unable to complete the aforementioned planned transactions and actions, it could impact its ability to realize its assets at their recorded values, specifically the Company’s development property investments and operating property loans, and to meet its funding commitments in the normal course of business.

In the future, our primary sources of cash will generally consist of the net proceeds of future financings, payments of principal and interest we receive on our portfolio of assets and cash generated from our operating results. We expect that our primary sources of financing will be, to the extent available to us, through (a) senior participations or A note sales, (b) other sources of private financing, which may include private placements of equity or debt securities and/or joint ventures, (c) public offerings of our equity or debt securities, and (d) credit facilities. In the future, we may utilize other sources of financing to the extent available to us.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

Three months ended
March 31, 2016
Net income	$1,122
Adjustments to reconcile net income to net cash used in operating activities	(2,624)
Net cash used in operating activities	(1,502)
Net cash used in investing activities	(11,399)
Net cash used in financing activities	(2,157)
Change in cash and cash equivalents	$(15,058)

Cash decreased by $15.1 million during the three months ended March 31, 2016. Net cash used in operating activities totaled $1.5 million during the three months ended March 31, 2016. The primary components of cash used in operating activities were net income of $1.1 million, an increase of $1.6 million for changes in operating assets and liabilities, and an increase in other noncash adjustments to net income of approximately $0.3 million. These increases were offset by interest capitalized on outstanding loans of $0.7 million and change in fair value of investments of $3.8 million.

Net cash used in investing activities for the three months ended March 31, 2016 totaled $11.4 million, and related primarily to the funding of additional principal on existing investments.

Net cash used by financing activities for the three months ended March 31, 2016 totaled $2.2 million related to dividends paid.

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

Leverage Policies

As of March 31, 2016 we have funded our loan portfolio exclusively with the proceeds of the IPO and the concurrent private placement. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change is made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations, which consist primarily of operating leases:

As of March 31, 2016
2016	$216
2017	295
2018	206
2019	2
2020	2
Total	$721

At March 31, 2016, the Company had $69.8 million of unfunded loan commitments related to its investment portfolio. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At March 31, 2016, the Company had $1.0 million of unfunded loan commitments related to four revolving loan agreements. See “ — Liquidity and Capital Resources – Liquidity.”

As of March 31, 2016, we had unrestricted cash of approximately $28.8 million.

Off-Balance Sheet Arrangements

At March 31, 2016 and 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended March 31, 2016, we declared a cash dividend to our stockholders of $0.35 per share, payable on April 15, 2016 to stockholders of record on April 1, 2016. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and private placement to originate our target investments, we may fund quarterly distributions out of such net proceeds.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 5, 2016.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2016	December 31, 2015
Up 100 basis points	$(2.3)	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	1.2	0.8

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2016	December 31, 2015
Up 100 basis points	$(1.1)	$(0.3)
Down 100 basis points	1.6	0.4

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any legal proceedings.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

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

As of May 9, 2016, the net proceeds from the IPO had been used as follows: (i) approximately $277,000 to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) net funding of loan transactions of approximately $75.0 million, and (iii) approximately $8.6 million in dividends to shareholders. The remaining net proceeds will be used for funding loan commitments, paying the Manager’s fees, general corporate purposes, including working capital, and, distributions to the Company’s stockholders.

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

JERNIGAN CAPITAL, INC.

Date: May 10, 2016	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ William C. Drummond
William C. Drummond
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2016.
10.2	Limited Liability Company Agreement of Storage Lenders LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 11, 2016.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

