Form 10-Q
period 2016-06-30
Jernigan Capital, Inc.
filed 2016-08-08
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, Jernigan Capital, Inc. had 5,963,762 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$15,024	$43,859
Development property investments at fair value	65,002	40,222
Operating property loans at fair value	15,035	19,600
Investment in and advances to real estate venture	9,127	-
Prepaid expenses and other assets	5,816	1,485
Fixed assets, net	229	261
Total assets	$110,233	$105,427

Liabilities:
Senior loan participations	$5,049	$-
Due to Manager	636	698
Accounts payable, accrued expenses and other liabilities	833	808
Dividends payable	2,087	2,157
Total liabilities	8,605	3,663

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015;	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2016 and December 31, 2015; 5,963,762 and 6,162,500 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	60	62
Additional paid-in capital	108,674	110,634
Accumulated deficit	(7,106)	(9,396)
Total Jernigan Capital, Inc. stockholders' equity	101,628	101,300
Non-controlling interests	-	464
Total equity	101,628	101,764
Total liabilities and equity	$110,233	$105,427

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Interest income from investments	$1,533	$157	$2,676	$157
Total investment income	1,533	157	2,676	157

Costs and expenses:
General and administrative expenses	1,335	640	2,639	787
Management fees to Manager	402	409	816	409
Interest expense	38	-	38	-
Transaction and other expenses	175	150	2,127	150
Restructuring costs	47	-	54	-
Deferred termination fee to Manager	82	150	239	150
Total costs and expenses	2,079	1,349	5,913	1,496

Operating loss	(546)	(1,192)	(3,237)	(1,339)

Other income:
Equity in earnings from unconsolidated real estate venture	418	-	418	-
Change in fair value of investments	5,527	571	9,318	571
Other interest income	13	63	35	63
Total other income	5,958	634	9,771	634
Net income (loss)	$5,412	$(558)	$6,534	$(705)

Basic earnings (loss) per share attributable to common stockholders	$0.89	$(0.10)	$1.07	$(0.25)
Diluted earnings (loss) per share attributable to common stockholders	$0.89	(0.10)	$1.07	(0.25)

Dividends declared per share of common stock	$0.35	$0.35	$0.70	$0.35

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

					Total	Non-
	Common Stock		Additional	Accumulated	Stockholders'	Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interests	Total Equity
Balance at December 31, 2014	1,000	$-	$1	$-	$1	$-	$1
Retirement of stock	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuances of stock-based awards	110,000	1	(1)	-	-	-	-
Stock-based compensation	-	-	34	-	34	-	34
Deferred termination fee to Manager	-	-	-	-	-	150	150
Dividends declared	-	-	-	(2,139)	(2,139)	-	(2,139)
Net income (loss)	-	-	-	(705)	(705)	-	(705)
Balance at June 30, 2015	6,110,000	$61	$110,364	$(2,844)	$107,581	$150	$107,731

					Total	Non-
	Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2015	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Repurchase of 213,078 shares of common stock	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Issuances of stock-based awards	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	487	-	487	-	487
Deferred termination fee to Manager	-	-	-	-	-	239	239
Effect of Management Agreement amendment (See Note 11)	-	-	703	-	703	(703)	-
Dividends declared	-	-	-	(4,244)	(4,244)	-	(4,244)
Net income	-	-	-	6,534	6,534	-	6,534
Balance at June 30, 2016	5,963,762	$60	$108,674	$(7,106)	$101,628	$-	$101,628

 See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$6,534	$(705)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(1,522)	(91)
Change in fair market value of investments	(9,318)	(571)
Stock-based compensation	487	34
Equity in earnings from unconsolidated real estate venture	(418)	-
Deferred termination fee to Manager	239	150
Depreciation	35	-
Accretion of origination fees	(280)	(3)
Origination fees received in cash	29	-
Changes in operating assets and liabilities:
Other assets	(255)	(118)
Due to Manager	(62)	698
Accounts payable, accrued expenses, and other liabilities	25	206
Net cash used in operating activities	(4,506)	(400)

Cash flows from investing activities
Purchase of fixed assets	(3)	-
Advances to real estate venture	(718)	-
Capitalized real estate venture costs	(226)	-
Funding of investments:
Development property investments	(22,181)	(18,848)
Operating property loans	(242)	(2,800)
Other loans	(3,824)	-
Repayment of investments	5,594	-
Net cash used in investing activities	(21,600)	(21,648)

Cash flows from financing activities
Senior loan participations	5,049	-
Stock repurchase	(3,152)	-
Deferred financing costs	(312)	-
Net proceeds from issuance of common stock	-	110,491
Dividends paid	(4,314)	-
Net cash (used in) provided by financing activities	(2,729)	110,491
Net change in cash and cash equivalents	(28,835)	88,443

Cash and cash equivalents at the beginning of the period	43,859	1

Cash and cash equivalents at the end of the period	$15,024	$88,444

Supplemental disclosure of non-cash activities:
Dividends declared	$2,087	$2,139
Contribution of asset to real estate venture	7,693	-
Cash paid for interest	20	-
Accrued offering costs	-	100
Retirement of common stock	3,152	1
Restricted Cash	-	91
Accounts payable withheld from loan funding	-	3

See accompanying notes to consolidated financial statements

JERNIGAN CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. The Company closed its initial public offering of its common stock (the “IPO”) on April 1, 2015, and has used proceeds of the IPO primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). The Company is externally managed by JCAP Advisors, LLC (the “Manager”).

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended, for its tax year ended December 31, 2015. As a REIT, the Company generally will not be subject to U.S. federal income taxes on REIT taxable income, determined without regard to the deduction for dividends paid and excluded capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements for qualification as a REIT set forth in the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included therein. Substantially all operations are conducted through the Operating Company, and all significant intercompany transactions and balances have been eliminated in consolidation.

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

A VIE must be consolidated only by its primary beneficiary, which is defined as the party that, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period.

Equity Investments

Investments in real estate ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the fair value option of accounting for its development property investments, which would otherwise be required to be accounted for under the equity method. The Company’s investment in real estate venture is accounted for under the equity method of accounting.

Loan Investments and Election of Fair Value Option of Accounting for Loan Investments

The Company has elected the fair value option of accounting for all of its investment portfolio loan investments, including those that are required under GAAP to be accounted for under the equity method, in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance including its revenues and value inherent in the Company’s equity participation in development projects. Changes in the fair value of these investments are recorded in change in fair value of investments within other income. All direct loan costs are charged to expense as incurred.

Each loan investment is evaluated for impairment on a periodic basis. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At June 30, 2016 and December 31, 2015, there were no loans in default.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), the investment in real estate venture, certain other assets, receivables, senior loan participations, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$65,002	$-	$-	$65,002
Operating property loans	15,035	-	-	15,035
Total investments	$80,037	$-	$-	$80,037

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$40,222	$-	$-	$40,222
Operating property loans	19,600	-	-	19,600
Total investments	$59,822	$-	$-	$59,822

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

Cash and Cash Equivalents

Cash, investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with two financial institutions and, at times, cash held may exceed the Federal Deposit Insurance Corporation insurance limit.

Prepaid Expenses and Other Assets

The Company’s prepaid expenses and other assets balance at June 30, 2016 includes principal balances for five revolving loan agreements and three mortgage loans. The Company’s prepaid expenses and other assets balance at December 31, 2015 includes principal balances for three revolving loan agreements and one mortgage loan. Because these loans are not part of the Company’s core investment portfolio, these loans are accounted for under the cost method.

Fixed Assets

Fixed assets are recorded at cost and consist of furniture, office and computer equipment, and software. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Fixed assets are generally purchased by the Manager and the cost reimbursed by the Company. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Revenue recognition

Interest income is recognized as earned on a simple interest basis and is reported in interest income from investments in the Consolidated Statements of Operations. Accrual of interest will be discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. The Company will recognize income on impaired loans when they are placed into non-accrual status on a cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company. If these factors do not exist, the Company will not recognize income on such loans. Accrued interest generally is reversed when a loan is placed on non-accrual status.

The Company’s loan origination fees are accreted into interest income over the term of the investment using the effective yield method.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. During the three and six month periods ended June 30, 2016, the Company incurred $0.2 million and $2.1 million, respectively, of transaction and other expenses. During the three and six months ended June 30, 2015, the Company incurred $0.2 million.

Offering and Registration Costs

Underwriting commissions and offering costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in capital. Costs to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission are included in Other Assets and will be reclassified to additional paid-in capital or to reduce the carrying value of debt upon the issuance of such securities. These costs will be charged to expense in the event such registration statement is withdrawn or not used. Offering and registration costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s common stock.

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

Income Taxes

The Company intends to elect to be taxed as a REIT and to comply with the related provisions of the Code commencing with its taxable year ended December 31, 2015. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company had no taxable income for the three and six months ended June 30, 2016 and 2015. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

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

Comprehensive Income

For the three and six months ended June 30, 2016 and 2015, comprehensive income equaled net income; therefore, a separate Consolidated Statement of Comprehensive Income is not included in the accompanying consolidated financial statements.

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

The Company’s self-storage investments at June 30, 2016 consisted of the following:

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

•	Operating property loans - The Company had five term loans totaling $15.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of June 30, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $128.3 million and outstanding principal was $71.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando (2)	$5,372	$5,137	$235	$7,335
6/10/2015	Atlanta 1 (2)	8,132	7,015	1,117	8,887
6/19/2015	Tampa (2)	5,369	5,152	217	5,585
6/26/2015	Atlanta 2 (2)	6,050	5,027	1,023	7,345
6/29/2015	Charlotte	7,624	4,328	3,296	5,711
7/2/2015	Milwaukee	7,650	2,908	4,742	2,916
7/31/2015	New Haven	6,930	2,697	4,233	2,736
8/10/2015	Pittsburgh	5,266	2,035	3,231	2,087
8/14/2015	Raleigh	8,998	1,160	7,838	1,099
9/30/2015	Jacksonville	6,445	4,852	1,593	5,801
10/27/2015	Austin	8,658	881	7,777	814
		$76,494	$41,192	$35,302	$50,316

Construction loans:
8/5/2015	West Palm Beach	7,500	3,590	3,910	3,550
8/5/2015	Sarasota	4,792	1,547	3,245	1,518
11/17/2015	Chicago	6,808	3,694	3,114	3,648
12/23/2015	Miami	17,733	6,257	11,476	5,970
		$36,833	$15,088	$21,745	$14,686
	Subtotal	$113,327	$56,280	$57,047	$65,002

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,837
7/7/2015	Newark	3,480	3,480	-	3,574
10/30/2015	Nashville	1,210	1,210	-	1,238
11/24/2015	Nashville	4,968	4,863	105	4,947
12/22/2015	Chicago	2,502	2,376	126	2,439
	Subtotal	$14,960	$14,729	$231	$15,035

	Total investments	$128,287	$71,009	$57,278	$80,037

(1)	Represents principal balance of loan gross of origination fees
(2)	Facility had received certificate of occupancy as of June 30, 2016

The following table provides a reconciliation of the funded principal to the fair market value of investments at June 30, 2016:

Funded principal	$71,009
Adjustments:
Unamortized origination fees	(1,078)
Net increase in fair value of investments	10,190
Other	(84)
Fair value of investments	$80,037

As of December 31, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $175.7 million and outstanding principal was $60.7 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$3,254	$2,118	$3,400
5/14/2015	Miami(2)	13,867	2,258	11,609	2,115
5/14/2015	Miami(2)	14,849	3,076	11,773	2,929
6/10/2015	Atlanta 1	8,132	4,723	3,409	4,829
6/19/2015	Tampa	5,369	3,720	1,649	3,820
6/26/2015	Atlanta 2	6,050	2,799	3,251	2,823
6/29/2015	Charlotte	7,624	1,124	6,500	1,554
7/2/2015	Milwaukee	7,650	2,529	5,121	2,463
7/31/2015	New Haven	6,930	997	5,933	960
8/10/2015	Pittsburgh	5,266	1,542	3,724	1,542
8/14/2015	Raleigh	8,998	1,026	7,972	934
9/25/2015	Fort Lauderdale(2)	13,230	2,144	11,086	2,009
9/30/2015	Jacksonville	6,445	1,213	5,232	1,180
10/27/2015	Austin	8,658	800	7,858	708
		$118,440	$31,205	$87,235	$31,266

Construction loans:
8/5/2015	West Palm Beach	7,500	2,011	5,489	1,951
8/5/2015	Sarasota	4,792	1,036	3,756	998
11/17/2015	Chicago	6,808	775	6,033	706
12/23/2015	Miami	17,733	5,655	12,078	5,301
		$36,833	$9,477	$27,356	$8,956
	Subtotal	$155,273	$40,682	$114,591	$40,222

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,736
7/7/2015	Newark	3,480	3,480	-	3,416
10/30/2015	Nashville	1,210	1,210	-	1,192
11/10/2015	Sacramento	5,500	5,500	-	5,401
11/24/2015	Nashville	4,968	4,863	105	4,755
12/22/2015	Chicago	2,502	2,130	372	2,100
	Subtotal	$20,460	$19,983	$477	$19,600

	Total investments	$175,733	$60,665	$115,068	$59,822

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances as of the time of contribution on March 31, 2016) were contributed to the SL1 Venture (defined in Note 5, Investment in Real Estate Venture) in partial satisfaction of the Company’s required $12.2 million capital commitment to the SL1 Venture. See Note 5, Investment in Real Estate Venture.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2015:

Funded principal	$60,665
Adjustments:
Unamortized origination fees	(1,715)
Net increase in fair value of investments	872
Fair value of investments	$59,822

The Company has elected the fair value option of accounting for all of its investment portfolio investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in development projects. See Note 4, Fair Value of Financial Instruments, for additional disclosure on the valuation methodology and significant assumptions.

On May 9, 2016, the Company received $5.6 million (including a prepayment penalty of $0.1 million recognized in interest income from investments in the Consolidated Statements of Operations) for the early payoff of an operating property loan in the Sacramento, California MSA.

No loans were in non-accrual status as of June 30, 2016 and December 31, 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximated $49.7 million and $41.2 million, respectively, at June 30, 2016 and approximated $44.4 million and $31.2 million, respectively, at December 31, 2015. These investees had no significant revenues or expenses for the three and six months ended June 30, 2016 and 2015 since the development properties were mostly under construction during these periods. For the six months ended June 30, 2016, the total income (interest income and change in fair value) from each of three development property investments with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the six months ended June 30, 2016 of $2.2 million from the Orlando MSA development property investment with a profits interest, $2.0 million from the Atlanta 1 MSA development property investment with a profits interest, and $2.4 million from the Atlanta 2 MSA development property investment with a profits interest.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825-10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option of accounting for its development property investments and operating property loan investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in self-storage development projects.

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

The carrying values of cash, certain other assets, receivables, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

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

The Company’s development property investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For properties between 40% and 100% complete, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Four properties have reached construction completion at June 30, 2016. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2016 and December 31, 2015. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of June 30, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.30 – 8.63%	8.10%

		Exit date	0.67 - 3.33 years	2.5 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.65 – 73.17%	72.98%

		Exit date	2.81 – 3.33 years	3.0 years

		Capitalization rate (b)	5.50 – 5.75%	5.61%

Operating property loans	Income approach analysis	Market yields/ discount rate	5.36 - 6.70%	6.29%

		Exit date (c)	5.00 - 6.18 years	5.5 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

(b)	Six properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(c)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.74 - 9.35%	8.77%

		Exit date	1.17 - 3.83 years	3.0 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.46 - 73.12%	72.82%

		Exit date	3.31 - 3.83 years	3.5 years

		Capitalization rate (b)	6.00 - 6.50%	6.38%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%

		Exit date (c)	5.50 - 6.68 years	6.0 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

(b)	Four properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(c)	The exit dates for the operating property loans are the contractual maturity dates.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2016	December 31, 2015
Up 100 basis points	$(1.5)	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8	0.8

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2016	December 31, 2015
Up 100 basis points	$(2.9)	$(0.3)
Down 100 basis points	5.6	0.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three months and six months ended June 30, 2016 and 2015.

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

The following table presents changes in investments that use Level 3 inputs for the six month period ended June 30, 2016:

Six months ended June 30, 2016
Balance as of December 31, 2015	$59,822
Net realized gains	-
Net unrealized gains	9,318
Fundings of principal and change in unamortized origination fees	22,568
Repayment of loan	(5,500)
Payment-in-kind interest	1,522
Contribution of assets to Heitman Joint Venture	(7,693)
Net transfers in or out of Level 3	-
Ending balance at June 30, 2016	$80,037

As of June 30, 2016 and December 31, 2015, the total net unrealized appreciation on the investments that use Level 3 inputs was $10.2 million and $0.9 million, respectively.

For the three and six months ended June 30, 2016 and 2015, all of the change in fair value of investments in the Company’s Consolidated Statements of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On March 31, 2016, the Company contributed to the SL1 Venture three of its existing development property investments with a profits interest located in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and an aggregate drawn balance of $8.1 million. In exchange, the Company’s funding commitment of $12.2 million was reduced by $8.1 million, representing the Company’s initial “Net Invested Capital” balance as defined in the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment in the SL1 Venture based on the fair value of the contributed development property investments, which is the same as carryover basis. The fair value of the contributed development property investments as of March 31, 2016 was $7.7 million. Pursuant to the JV Agreement, Heitman, in fulfilling its $110.0 million commitment, provides capital to the SL1 Venture as cash is required, including funding draws on the three contributed development property investments.

Under the JV Agreement, the Company will receive a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by the Company. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to the Company in an amount equal to the Company’s Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to the Company in an amount equal to the Company’s Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to the Company in an amount equal to the Company’s Percentage Interest plus 30%. However, the Company will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

Since the allocation of cash distributions and liquidating distributions are determined as described in the preceding paragraph, the Company has applied the hypothetical-liquidation-at-book-value (“HLBV”) method to allocate the earnings of SL1 Venture. Under the HLBV approach, the Company’s share of the investee’s earnings or loss is calculated by:

•	The Company’s capital account at the end of the period assuming that the investee was liquidated or sold at book value, plus

•	Cash distributions received by the Company during the period, minus

•	The Company’s capital account at the beginning of the period assuming that the investee were liquidated or sold at book value.

SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of June 30, 2016, SL1 Venture had five development property investments with a profits interest as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami(2)	$13,867	$3,033	$10,834	$2,962
5/14/2015	Miami(2)	14,849	3,308	11,541	3,237
9/25/2015	Fort Lauderdale(2)	13,230	2,606	10,624	2,539
4/15/2016	Washington DC	17,269	5,311	11,958	5,232
4/29/2016	Atlanta	10,223	127	10,096	26
	Total	$69,438	$14,385	$55,053	$13,996

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

As of June 30, 2016, the SL1 Venture had total assets of $14.2 million and total liabilities of $0.8 million. During the three and six months ended June 30, 2016, the SL1 Venture had net income of $0.4 million, all of which was allocated to the Company under the HLBV method. At June 30, 2016, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to SL1 Venture. At June 30, 2016, the Company had outstanding advances to the SL1 Venture of $0.7 million.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to this guarantee as of June 30, 2016.

Under the JV Agreement, Heitman and the Company will seek to obtain and, if obtained, will share joint rights of first refusal to acquire self-storage facilities that are the subject of development property investments made by the SL1 Venture. Additionally, so long as the Company, through its operating subsidiary, is a member of the SL1 Venture and the SL1 Venture holds any assets, the Company will not make any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities, in each case without first offering such opportunity to Heitman to participate on substantially the same terms as those set forth in the JV Agreement, either through the SL1 Venture or a newly formed real estate venture.

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to the put.

The Company is the managing member of the SL1 Venture and will manage and administer (i) the day-to-day business and affairs of the SL1 Venture and any of its acquired properties and (ii) loan servicing and other administration of the approved development property investments. The Company will be paid a monthly expense reimbursement amount by the SL1 Venture in connection with its role as managing member, as set forth in the JV Agreement. Heitman may remove the Company as the managing member of the SL1 Venture if it commits an event of default (as defined in the JV Agreement), if it undergoes a change of control (as defined in the JV Agreement), if it becomes insolvent or if, during the Investment Period, the Company’s Chief Executive Officer ceases to have an active role in the finding and underwriting of potential development loans for the SL1 Venture, and, as a result of such cessation, the Company is not capable of fulfilling its duties and obligations under the JV Agreement, as reasonably determined by Heitman in good faith.

Heitman has the right to approve all “Major Decisions” of the SL1 Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture.

For one of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price of $1.0 million plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to this put provision at June 30, 2016.

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

The Company has recorded assets of $65.0 million and $40.2 million at June 30, 2016 and December 31, 2015, respectively, for its variable interest in the VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows (in millions):

	June 30, 2016	December 31, 2015
Assets recorded related to VIEs	$65.0	$40.2
Unfunded loan commitments to VIEs	57.0	114.6
Maximum exposure to loss	$122.0	$154.8

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in Equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.2 million.

7. OTHER ASSETS

The Company had executed five revolving loan agreements with an aggregate outstanding principal amount of $1.4 million at June 30, 2016. Four of the agreements are with individuals who are owners of limited liability companies, and the fifth agreement is with a limited liability company and is personally guaranteed. Four of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments, and one is a prospective developer. Three of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.25 million, and one agreement provides for borrowings of up to $1.0 million (total of $2.75 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The loan to the limited liability company is secured by a first priority security interest and assignment of its 100% interest in a limited liability company which owns one of the Company’s development investment properties. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. At December 31, 2015, the Company had executed three revolving loan agreements with an aggregate outstanding principal amount of $0.5 million. These loans are accounted for under the cost method.

The Company also has extended three loans with an aggregate balance of $3.5 million to three limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These loans are secured by first mortgages on real and personal property, are personally guaranteed, and are interest-only with a fixed interest rate of 6.9% per annum, and mature in three to nine months. The maturities are based upon the estimated time needed to prepare the sites for closing into a development loan. These loans are accounted for under the cost method.

8. SENIOR PARTICIPATIONS

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). Under the Participation Agreements, the Company will continue to service the underlying loans so long as it is not in default under the Participation Agreements. The bank has the option to “put” either of the senior participations to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the applicable Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Operating Property A Notes at the rate of 30-day LIBOR plus 3.85%, which translates to a current rate of approximately 4.30%. The Operating Property A Notes mature on April 1, 2019, at which time the Company is obligated to repurchase the Operating Property A Notes at the then outstanding principal balances thereof. As part of the Participation Agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank. The outstanding balance for the Operating Property A Notes at June 30, 2016 was $5.0 million.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan so long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, which translates to a current rate of approximately 3.55%. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note matures on July 1, 2017, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. No proceeds have been received as of June 30, 2016 from the Miami A Note.

9. STOCKHOLDERS’ EQUITY

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

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of June 30, 2016, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of June 30, 2016, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the quarter ended September 30, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. On May 20, 2016, each non-employee director of the Company received an award of 3,585 shares of common stock (total of 14,340 shares) which immediately vested on the grant date.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and non-employee directors. Granted stock awards at June 30, 2016 and December 31, 2015 aggregated 176,840 and 162,500 service-based stock awards, respectively, of which 37,672 vested during the three months ended June 30, 2016, 17,500 will vest in the second half of 2016, 40,832 will vest in 2017, 40,836 will vest in 2018, and 20,000 will vest in 2019 and 2020, respectively. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

The Company recognized approximately $0.3 million and $34 thousand of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $0.5 million and $34 thousand of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $1.8 million and $2.2 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $13.94 and $14.95 as of June 30, 2016 and December 31, 2015, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 3.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at March 31,	162,500	$20.08	-	$-
Granted	14,340	13.95	110,000	20.13
Vested	(37,672)	18.09	-	-
Forfeited	-	-	-	-
Nonvested at June 30,	139,168	$19.91	110,000	$20.13

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at December 31,	162,500	$20.08	-	$-
Granted	14,340	13.95	110,000	20.13
Vested	(37,672)	18.09	-	-
Forfeited	-	-	-	-
Nonvested at June 30,	139,168	$19.91	110,000	$20.13

Nonvested restricted shares receive dividends which are nonforfeitable.

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Redeemable Operating Company Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and six months ended June 30, 2016 and 2015, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares outstanding
Weighted average common shares - basic	5,948,555	5,934,066	5,974,277	2,983,425
Effect of dilutive securities (1)	-	-	-	-
Weighted average common shares, all classes	5,948,555	5,934,066	5,974,277	2,983,425

Calculation of Earnings per Share - basic
Net income (loss)	$5,412	$(558)	$6,534	$(705)
Net income allocated to unvested restricted shares	(138)	-	(170)	-
Dividends declared on unvested restricted shares	n/a	(39)	n/a	(39)
Net income (loss), adjusted, attributable to common shareholders	$5,274	$(597)	$6,364	$(744)

Weighted average common shares - basic	5,948,555	5,934,066	5,974,277	2,983,425
Earnings per share - basic	$0.89	$(0.10)	$1.07	$(0.25)

Calculation of Earnings per Share - diluted
Net income (loss)	$5,412	$(558)	$6,534	$(705)
Net income allocated to unvested restricted shares	(138)	-	(170)	-
Dividends declared on unvested restricted shares	n/a	(39)	n/a	(39)
Net income (loss), adjusted, attributable to common shareholders (2)	$5,274	$(597)	$6,364	$(744)

Weighted average common shares - diluted	5,948,555	5,934,066	5,974,277	2,983,425
Earnings per share - diluted	$0.89	$(0.10)	$1.07	$(0.25)

(1)	For all periods presented, potentially dilutive securities are not included in the diluted earnings per share calculation as they are not dilutive.
(2)	For all periods presented, the Company has no undistributed earnings and accordingly reallocation of undistributed earnings between potential common stock and participating securities is not necessary.

11. RELATED PARTY TRANSACTIONS

The Company’s founder was reimbursed for $0.1 million of organizational costs and $0.1 million of offering costs in April 2015 following the closing of the Company’s IPO.

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at June 30, 2016 and December 31, 2015 were $50.3 million and $31.3 million, respectively. The interest income realized and the change in fair value from these equity method investments was $6.0 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $10.0 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

The Company’s investment in the real estate venture, SL1Venture, has a carrying amount of $9.1 million, including advances of $0.7 million, at June 30, 2016 and the earnings from this venture were $0.4 million for the three and six months ended June 30, 2016.

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

On May 23, 2016, the Company entered into an Amended and Restated Management Agreement (the “Amended and Restated Management Agreement”) by and among the Company, the Operating Company and the Manager that amends and restates the original Management Agreement dated April 1, 2015. The Amended and Restated Management Agreement was approved on behalf of the Company and the Operating Company by a unanimous vote of the Nominating and Corporate Governance Committee of the Company’s Board of Directors, which consists solely of independent directors.

The Amended and Restated Management Agreement modifies certain procedures with respect to the future internalization of the Manager (as described in the Amended and Restated Management Agreement, an “Internalization Transaction”). Prior to entry into the Amended and Restated Management Agreement, if no Internalization Transaction had occurred prior to the end of the last renewal term, the Manager would have been entitled to the Termination Fee (as defined in the Amended and Restated Management Agreement) and the Company would not have acquired the assets of the Manager.  The Amended and Restated Management Agreement, however, requires an Internalization Transaction at the end of the last renewal term (if an Internalization Transaction or termination of the Amended and Restated Management Agreement has not occurred prior to that date).  The Internalization Price in such event would equal the Termination Fee amount and the Company would receive the Manager’s assets.  Accordingly, the amount the Manager would receive has not changed, but the Company now would receive the assets of the Manager, which it would not have received prior to the Amended and Restated Management Agreement.

Under the Amended and Restated Management Agreement, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by the Operating Company in exchange for the Internalization Price (as described herein). At such time, all employees of the Manager shall become employees of the Operating Company and the Manager shall discontinue all business activities. Unlike an Internalization Transaction that occurs prior to the end of the final renewal term of the Amended and Restated Management Agreement, an Internalization Transaction that occurs at the end of the final renewal term shall not require a fairness opinion, the approval of a special committee of the Company’s Board of Directors or the approval of the Company’s stockholders.

The “Internalization Price” payable in the event of an Internalization Transaction at the end of the last renewal term shall be equal to the Termination Fee and the Board of Directors of the Company has no discretion to change such Internalization Price or the conditions applicable to its payment.

The Internalization Price paid to the Manager in any Internalization Transaction will be payable by the Operating Company in the number of units of limited liability company interests (“OC Units”) of the Operating Company equal to the Internalization Price, divided by the volume-weighted average of the closing market price of the common stock of the Company for the ten consecutive trading days immediately preceding the date with respect to which value must be determined. However, if the common stock of the Company is not traded on a national securities exchange at the time of closing of any Internalization Transaction, then the number of OC Units shall be determined by agreement between the Board of Directors of the Company and the Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. The Company recorded $0.1 million and $0.2 million of expense for the deferred termination fee for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million of expense for the deferred termination fee for the six months ended June 30, 2016 and 2015. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager.

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

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of the Company’s independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. If the Manager and the special committee are unable to agree, the Manager and the special committee will repeat this process annually during the term of any extension of the Management Agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee. As described above, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date, and such Internalization Transaction shall not require a fairness opinion, the approval of a special committee of the Company’s Board of Directors or the approval of the Company’s stockholders.

If the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the Investment Company Act of 1940, then the Company shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Company in cash.

The Company also may terminate the Amended and Restated Management Agreement at any time, including during the initial term, without the payment of any Termination Fee, with 30 days’ prior written notice from the Board of Directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Amended and Restated Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of the Company’s independent directors determines is materially detrimental to the Company; (iv) the Manager committing fraud against the Company, misappropriating or embezzling the Company’s funds, or acting grossly negligent in the performance of its duties under the Amended and Restated Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for the Company and to manage and develop the Company’s investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) both the current Chief Executive Officer and the current President and Chief Operating Officer are no longer senior executive officers of the Manager or the Company during the term of the Amended and Restated Management Agreement other than by reason of death or disability.

The Manager may terminate the Amended and Restated Management Agreement if the Company becomes required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay the Manager a Termination Fee. The Manager may also decline to renew the Amended and Restated Management Agreement by providing the Company with 180 days’ written notice, in which case the Company would not be required to pay a Termination Fee.

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.7 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.6 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively.

Management Fees

As of June 30, 2016, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and December 31, 2015, the Company had outstanding Due to Manager of $0.6 million and $0.7 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

Incentive Fee

The Manager is entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the Amended and Restated Management Agreement is in effect) in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and six months ended June 30, 2016 and 2015.

12. RESTRUCTURING COSTS

On August 11, 2015, the Company’s Board of Directors approved consolidating its offices and moving the corporate headquarters to Memphis, Tennessee. In connection with the consolidation and moving of the Company’s headquarters, the Company added legal, accounting, loan administration and business development personnel in Memphis and closed its offices in Miami, Florida and Cleveland, Ohio. The consolidation was completed by the end of the third quarter of 2015.

Restructuring costs reflected in the accompanying Consolidated Statements of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. During the three and six months ended June 30, 2016, the Company recorded approximately $47.0 thousand and $54.0 thousand, respectively, in restructuring costs in the Consolidated Statements of Operations. There were no restructuring costs for the three or six months ended June 30, 2015.

	Three Months Ended June 30, 2016
Cost Type	Restructuring costs liability at March 31, 2016	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at June 30, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	80	47	(25)	-	102	187
Other	-	-	-	-	-	13
Total restructuring costs	$80	$47	$(25)	$-	$102	$330

	Six Months Ended June 30, 2016
Cost Type	Restructuring costs liability at December 31, 2015	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at June 30, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	64	(47)	-	102	187
Other	10	-	-	(10)	-	13
Total restructuring costs	$95	$64	$(47)	$(10)	$102	$330

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Senior Participations

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum. Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 3.95%.

On July 12, 2016, the Company executed a non-binding term sheet with a local Memphis, Tennessee-based community bank for the sale of a senior participation in an approximately $6.8 million self-storage construction loan on a facility in Charlotte, North Carolina, which will provide net proceeds of approximately $4.4 million. The term sheet is subject to completion of due diligence and definitive documentation and the completion of construction and receipt of the property’s certificate of occupancy. The sale of this note is expected to close before August 15, 2016. The proposed interest rate on the A note is 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 3.95%.

Real Estate Venture Closings

On July 19, 2016, the SL1 Venture closed an $8.1 million development property investment with a profits interest in the Jacksonville, Florida MSA. The SL1 Venture funded $0.3 million at closing, with the balance to be funded over the construction period.

On July 21, 2016, the SL1 Venture closed a $7.8 million development property investment with a profits interest in the New York-Northern New Jersey MSA. The SL1 Venture funded $0.5 million at closing, with the balance to be funded over the construction period.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $100 million in shares of the Company’s newly designated Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”) (subject to a minimum amount of $50 million of Series A Preferred Stock to be issued and sold by the Company on or prior to the expiration of the Commitment Period), which may be increased at the request of the Company up to $125 million. The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period.

The Company expects to contribute the net proceeds from issuances and sales of the Series A Preferred Stock to the Operating Company in exchange for newly designated Series A Preferred membership units in the Operating Company having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series A Preferred Stock.

The Series A Preferred Stock will rank senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness.

Holders of Series A Preferred Stock will be entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement (as described below), (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

The holders of Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of Common Stock, which consists of any offering by the Company of Common Stock except any shares of Common Stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by the Company, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

So long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter.

The Series A Preferred Stock may be redeemed at the Company’s option (i) after five years from the Effective Date at a price equal to 105% of the Liquidation Value per share plus the value of all accumulated and unpaid Cash Distributions and Stock Dividends, and (ii) after six years from the Effective Date at a price equal to 100% of the Liquidation Value per share plus the value of all accumulated and unpaid Cash Distributions and Stock Dividends. In the event of certain change of control events affecting the Company prior to the third anniversary of the Effective Date, the Company must redeem all shares of Series A Preferred Stock for a price equal to (a) the Liquidation Value, plus (b) accumulated and unpaid Cash Distributions and Stock Dividends, plus (c) a make-whole premium designed to provide the holders of the Series A Preferred Stock with a return on the redeemed shares equal to a 14.0% internal rate of return through the third anniversary of the Effective Date.

Holders of Series A Preferred Stock will be entitled to a separate class vote with respect to (i) any amendments to the Company’s Amended and Restated Articles of Incorporation (the “Charter”), as supplemented by the Articles Supplementary, or bylaws that would alter or change the rights, preferences, privileges or restrictions of the Series A Preferred Stock so as to materially and adversely affect such Series A Preferred Stock and (ii) by reclassification or otherwise, any issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive an amount equal to the greater of (i) the Liquidation Value, plus all accumulated but unpaid Cash Distributions and Stock Dividends thereon to, but not including, the date of any liquidation, but excluding any Cash Premium and (ii) the amount that would be paid on such date in the event of a redemption following a change of control.

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company agreed to increase the size of its Board by one director and elect either James Dondero or Matt McGraner, as selected by NexPoint Advisors, L.P., as preferred representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders. Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the Company will nominate one person to be designated by the holders of the Series A Preferred Stock as a designee for election by the Company’s stockholders to the Board. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and will nominate two additional persons to be designated by the holders of the Series A Preferred Stock as designees for election to the Board by the Company’s stockholders at the next annual or special meeting of stockholders to serve until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

Further, at any time that the Series A Preferred Stock remains outstanding, if Dean Jernigan, the Company’s current Chief Executive Officer and Chairman of the Board, voluntarily leaves the position of Chief Executive Officer, and is not serving as the Executive Chairman of the Board (a “Key Man Event”), the holders of the Series A Preferred Stock shall have the right to accept or reject the service of any person as Chief Executive Officer (or such person serving as the principal executive officer) of the Company.

The Purchase Agreement requires that the Company and its subsidiaries conduct their business in the ordinary course of business consistent with past practice and use reasonable best efforts to (i) preserve substantially intact the business organization and (ii) avoid becoming subject to the requirements of the Investment Company Act of 1940, as amended. Additionally, the Company and its subsidiaries may not change or alter materially its method of accounting or the manner in which it keeps its accounting books and records unless required by the Securities and Exchange Commission to reflect changes in U.S. generally accepted accounting principles or, in the business judgment of the Board, such change would be in the best interests of the Company or stockholders.

Future issuances of shares of Series A Preferred Stock at any one or more closings after the Effective Date are contingent upon the satisfaction of certain conditions at the time of such proposed purchase, including that (i) the representations and warranties of the Purchase Agreement remain true and correct in all material respects and the Company has complied with all covenants and conditions under the Purchase Agreement, the Articles Supplementary, the Registration Rights Agreement and the documents related thereto, (ii) no material adverse effect (as such term is defined in the Purchase Agreement) has occurred, (iii) there is no suspension of trading of the Common Stock on the New York Stock Exchange or such other market or exchange on which the Common Stock is then listed or traded (the “Principal Market”), (iv) a Key Man Event shall not have occurred, as described above, and (v) the Company has delivered certain customary closing deliverables.

An event of default under the Purchase Agreement terminates the obligation of the Buyers to acquire shares of Series A Preferred Stock from the Company and also triggers the Cash Premium described above. Such events of default under the Purchase Agreement include (i) a Registration Default, (ii) the suspension of trading or delisting of the Common Stock on the Principal Market, (iii) the failure by the transfer agent of the Company to issue shares of the Series A Preferred Stock to the Buyers (subject to an applicable cure period), (iv) the Company’s breach of a representation or warranty, covenant or other term or condition under the Purchase Agreement, Articles Supplementary, the Registration Rights Agreement or the documents related thereto that has a material adverse effect (subject to an applicable cure period), (v) the failure of the Company to sell $50 million of shares of Series A Preferred Stock on or prior to the tenth business day after the expiration of the Commitment Period, (vi) an event of default under any secured indebtedness of the Company, or (vii) certain bankruptcy proceedings.

The holders of the Series A Preferred Stock will have certain customary registration rights with respect to the Common Stock issued as Stock Dividends pursuant to the terms of a Registration Rights Agreement.

The issuance and sale of the Series A Preferred Stock, and the issuance of shares of common stock and/or additional shares of Series A Preferred Stock issuable as Stock Dividends, will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Buyers represented to the Company that they are “accredited investors” as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Series A Preferred Stock or Common Stock issuable pursuant to the Stock Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in the Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on April 5, 2016, which factors include, without limitation, the following:

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

Overview

We are a commercial real estate company incorporated in Maryland that provides capital to private developers, owners and operators of self-storage facilities. Our principal business objective is to deliver attractive long-term risk-adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments. We expect to generate attractive long-term returns on development property investments through interest payments (typically at a fixed rate) on our invested capital together with a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of the self-storage facility, which we refer to herein as “Profits Interests.” We also generate cash flows from construction loans and operating property loans in the form of interest payments, origination fees, and occasional prepayment fees. In addition, in connection with many of our development property investments, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments is reflected in the carrying values of those investments in our Consolidated Balance Sheets and in our Consolidated Statements of Operations. We believe reflecting our investments at fair value provides our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of June 30, 2016, we had closed 20 investments, for an aggregate committed principal amount of $128.3 million, including 11 development property investments totaling approximately $76.5 million of aggregate committed principal amount, each of which provides us with a Profits Interest, four construction loans totaling approximately $36.8 million of aggregate committed principal amount and five operating property loans totaling approximately $15.0 million of aggregate committed principal amount. Each of the development property investments is in a primary or secondary market with demographics that management believes will support successful lease-up and value creation in the property. Each construction loan has an 18-month term, and each self-storage facility for which we have provided construction financing is subject to a binding purchase and sale agreement between the developer and a third-party purchaser to be completed shortly after a certificate of occupancy is issued with respect to the subject property at a contract price sufficient to repay our construction loan. As of June 30, 2016, we had funded approximately $71.0 million of the aggregate committed principal amount of our closed investments. We have funded all of our investments to date with the net proceeds from our initial public offering of common stock (“IPO”) and concurrent private placement, which were consummated on April 1, 2015, and proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million. In exchange, our funding commitment was reduced by $8.1 million. In addition, during the three months ended June 30, 2016, the SL1 Venture closed on two new development property investments with a profits interest in the Washington D.C. and Atlanta MSAs with an aggregate commitment amount of $27.5 million, bringing the total aggregate commitment of SL1 Venture’s investments to $69.4 million as of June 30, 2016.

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

On April 29, 2016, we sold senior participations in two separate operating property loans having an aggregate principal balance of approximately $7.8 million and earning interest at a rate of 6.9% per annum (the “Operating Property A Notes”) to a regional commercial bank for approximately $5.0 million. We will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.85%, which translates to a current rate of approximately 4.30%.

On May 27, 2016, we sold to the same commercial bank that purchased the Operating Property A Notes a senior participation in a construction loan on a facility in the Miami, Florida MSA having a commitment amount of $17.7 million and earning interest at a rate of 6.9% per annum in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan once the total outstanding principal balance exceeds $7.7 million. We will pay interest to the bank on this senior participation at the annual rate of 30-day LIBOR plus 3.10%, which translates to a current rate of approximately 3.55%. We also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan.

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

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the pace with which we are able to deploy capital into development property investments, the level of our total investment income, changes in the fair value of our assets and the performance of self-storage facilities in which we have invested. Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which are calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results also will include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three and six months ended June 30, 2016 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

The Company has elected the fair value option of accounting for our investment portfolio. We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the intrinsic value inherent in the Profits Interests we possess. Under the fair value option, we mark our development property investments and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments and operating property loans and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments and operating property loans may fluctuate from period to period. Additionally, the fair value of our development property investments and operating property loans may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments and operating property loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Market Conditions

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage sector remains low compared to historical averages, the sector has experienced increased construction starts recently and the trend is expected to continue upwards. In addition, the number of purchase and sale transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of 90% LTC and LTV.

Recent Developments

Stock Repurchases

On May 20, 2016, our Board of Directors authorized a share repurchase program for up to $10 million of the outstanding shares of common stock of the Company. As of June 30, 2016, we have repurchased and retired a total of 213,078 shares of our common stock at an aggregate cost of $3.2 million. As of June 30, 2016, we had $6.8 million remaining under the Board’s authorization to repurchase our common stock.

Second Quarter Dividend Declaration and Payment

On May 23, 2016, the Company announced that our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2016. The dividend was paid on July 15, 2016 to stockholders of record on July 1, 2016.

Real Estate Venture Closings

On July 19, 2016, the SL1 Venture closed an $8.1 million development property investment with a profits interest in the Jacksonville, Florida MSA. The SL1 Venture funded $0.3 million at closing, with the balance to be funded over the construction period.

On July 21, 2016, the SL1 Venture closed a $7.8 million development property investment with a profits interest in the New York-Northern New Jersey MSA. The SL1 Venture funded $0.5 million at closing, with the balance to be funded over the construction period.

July A Note Sale

On July 26, 2016, we sold to a national bank operating in our markets senior participations in the construction loans of four separate development property investments with a profits interest (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum. Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. We will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 3.95%.

A Note Commitment

On July 12, 2016, we executed a non-binding term sheet with a local Memphis, Tennessee-based community bank for the sale of a senior participation in an approximately $6.8 million self-storage construction loan on a facility in Charlotte, North Carolina, which will provide net proceeds of approximately $4.4 million. The term sheet is subject to completion of due diligence and definitive documentation and the completion of construction and receipt of the property’s certificate of occupancy. The sale of this A note is expected to close before August 15, 2016. The proposed interest rate on the A note is 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 3.95%.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $100 million in shares of our newly designated Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”) (subject to a minimum amount of $50 million of Series A Preferred Stock to be issued and sold by the Company on or prior to the expiration of the Commitment Period), which may be increased at our request up to $125 million. The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period.

We expect to contribute the net proceeds from issuances and sales of the Series A Preferred Stock to our Operating Company in exchange for newly designated Series A Preferred membership units in our Operating Company having economic terms and designations, powers, preferences, rights and restrictions that are substantially similar to the Series A Preferred Stock.

The Series A Preferred Stock will rank senior to the shares of our common stock, par value $0.01 per share (the “Common Stock”), with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, on parity with any class or series of our capital stock expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to our existing and future indebtedness.

Holders of Series A Preferred Stock will be entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting us after the third anniversary of the Effective Date, (ii) our ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (iii) our failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement (as described below), (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) our failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against us or any of our subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to our business. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

The holders of Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of Common Stock, which consists of any offering by us of Common Stock except any shares of Common Stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by us, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

So long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter.

The Series A Preferred Stock may be redeemed at our option (i) after five years from the Effective Date at a price equal to 105% of the Liquidation Value per share plus the value of all accumulated and unpaid Cash Distributions and Stock Dividends, and (ii) after six years from the Effective Date at a price equal to 100% of the Liquidation Value per share plus the value of all accumulated and unpaid Cash Distributions and Stock Dividends. In the event of certain change of control events affecting us prior to the third anniversary of the Effective Date, the Company must redeem all shares of Series A Preferred Stock for a price equal to (a) the Liquidation Value, plus (b) accumulated and unpaid Cash Distributions and Stock Dividends, plus (c) a make-whole premium designed to provide the holders of the Series A Preferred Stock with a return on the redeemed shares equal to a 14.0% internal rate of return through the third anniversary of the Effective Date.

Holders of Series A Preferred Stock will be entitled to a separate class vote with respect to (i) any amendments to our Amended and Restated Articles of Incorporation (the “Charter”), as supplemented by the Articles Supplementary, or bylaws that would alter or change the rights, preferences, privileges or restrictions of the Series A Preferred Stock so as to materially and adversely affect such Series A Preferred Stock and (ii) by reclassification or otherwise, any issuances by us of securities that are senior to, or equal in priority with, the Series A Preferred Stock.

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive an amount equal to the greater of (i) the Liquidation Value, plus all accumulated but unpaid Cash Distributions and Stock Dividends thereon to, but not including, the date of any liquidation, but excluding any Cash Premium and (ii) the amount that would be paid on such date in the event of a redemption following a change of control.

Pursuant to the Purchase Agreement and the Articles Supplementary, we agreed to increase the size of our Board by one director and elect either James Dondero or Matt McGraner, as selected by NexPoint Advisors, L.P., as preferred representative of the Buyers, to the Board for a term expiring at our 2017 annual meeting of stockholders. Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, we will nominate one person to be designated by the holders of the Series A Preferred Stock as a designee for election by our stockholders to the Board. If we have not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), we will increase the size of our Board by two directors and will nominate two additional persons to be designated by the holders of the Series A Preferred Stock as designees for election to our Board by our stockholders at the next annual or special meeting of stockholders to serve until we pay in full all accumulated and unpaid Cash Distributions and Stock Dividends.

Further, at any time that the Series A Preferred Stock remains outstanding, if Dean Jernigan, our current Chief Executive Officer and Chairman of the Board, voluntarily leaves the position of Chief Executive Officer, and is not serving as the Executive Chairman of the Board (a “Key Man Event”), the holders of the Series A Preferred Stock shall have the right to accept or reject the service of any person as Chief Executive Officer (or such person serving as the principal executive officer) of the Company.

The Purchase Agreement requires that we conduct our business in the ordinary course of business consistent with past practice and use reasonable best efforts to (i) preserve substantially intact the business organization and (ii) avoid becoming subject to the requirements of the Investment Company Act of 1940, as amended. Additionally, we may not change or alter materially our method of accounting or the manner in which we keep our books and records unless required by the Securities and Exchange Commission to reflect changes in U.S. generally accepted accounting principles or, in the business judgment of the Board, such change would be in the best interests of the Company or stockholders.

Future issuances of shares of Series A Preferred Stock at any one or more closings after the Effective Date are contingent upon the satisfaction of certain conditions at the time of such proposed purchase, including that (i) the representations and warranties of the Purchase Agreement remain true and correct in all material respects and we have complied with all covenants and conditions under the Purchase Agreement, the Articles Supplementary, the Registration Rights Agreement and the documents related thereto, (ii) no material adverse effect (as such term is defined in the Purchase Agreement) has occurred, (iii) there is no suspension of trading of our Common Stock on the New York Stock Exchange or such other market or exchange on which our Common Stock is then listed or traded (the “Principal Market”), (iv) a Key Man Event shall not have occurred, as described above, and (v) we have delivered certain customary closing deliverables.

An event of default under the Purchase Agreement terminates the obligation of the Buyers to acquire shares of Series A Preferred Stock from the Company and also triggers the Cash Premium described above. Such events of default under the Purchase Agreement include (i) a Registration Default, (ii) the suspension of trading or delisting of our Common Stock on the Principal Market, (iii) the failure by our transfer agent to issue shares of the Series A Preferred Stock to the Buyers (subject to an applicable cure period), (iv) our breach of a representation or warranty, covenant or other term or condition under the Purchase Agreement, Articles Supplementary, the Registration Rights Agreement or the documents related thereto that has a material adverse effect (subject to an applicable cure period), (v) our failure to sell $50 million of shares of Series A Preferred Stock on or prior to the tenth business day after the expiration of the Commitment Period, (vi) an event of default under any of our secured indebtedness, or (vii) certain bankruptcy proceedings.

The holders of the Series A Preferred Stock will have certain customary registration rights with respect to our Common Stock issued as Stock Dividends pursuant to the terms of a Registration Rights Agreement.

The issuance and sale of the Series A Preferred Stock, and the issuance of shares of common stock and/or additional shares of Series A Preferred Stock issuable as Stock Dividends, will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Buyers represented to us that they are “accredited investors” as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Series A Preferred Stock or Common Stock issuable pursuant to the Purchase Agreement.

Investment Activity

Our self-storage investments at June 30, 2016 consisted of the following:

•	Development Property Investments - We had 11 investments totaling an aggregate committed principal amount of approximately $76.5 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

We also had four construction loan investments totaling an aggregate committed principal amount of approximately $36.8 million, each of which has a term of 18 months. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

•	Operating property loans - We had five term loans totaling $15.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

Our development property investments and operating property loans are collectively referred to herein as our investment portfolio.

As of June 30, 2016, the aggregate committed principal amount of our investment portfolio is approximately $128.3 million and outstanding principal is $71.0 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando (2)	$5,372	$5,137	$235	$7,335
6/10/2015	Atlanta 1 (2)	8,132	7,015	1,117	8,887
6/19/2015	Tampa (2)	5,369	5,152	217	5,585
6/26/2015	Atlanta 2 (2)	6,050	5,027	1,023	7,345
6/29/2015	Charlotte	7,624	4,328	3,296	5,711
7/2/2015	Milwaukee	7,650	2,908	4,742	2,916
7/31/2015	New Haven	6,930	2,697	4,233	2,736
8/10/2015	Pittsburgh	5,266	2,035	3,231	2,087
8/14/2015	Raleigh	8,998	1,160	7,838	1,099
9/30/2015	Jacksonville	6,445	4,852	1,593	5,801
10/27/2015	Austin	8,658	881	7,777	814
		$76,494	$41,192	$35,302	$50,316

Construction loans:
8/5/2015	West Palm Beach	7,500	3,590	3,910	3,550
8/5/2015	Sarasota	4,792	1,547	3,245	1,518
11/17/2015	Chicago	6,808	3,694	3,114	3,648
12/23/2015	Miami	17,733	6,257	11,476	5,970
		$36,833	$15,088	$21,745	$14,686
	Subtotal	$113,327	$56,280	$57,047	$65,002
Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,837
7/7/2015	Newark	3,480	3,480	-	3,574
10/30/2015	Nashville	1,210	1,210	-	1,238
11/24/2015	Nashville	4,968	4,863	105	4,947
12/22/2015	Chicago	2,502	2,376	126	2,439
	Subtotal	$14,960	$14,729	$231	$15,035

	Total investments	$128,287	$71,009	$57,278	$80,037

(1)	Represents principal balance of loan gross of origination fees
(2)	Facility had received certificate of occupancy as of June 30, 2016

As of June 30, 2016, SL1 Venture had five development property investments with a profits interest as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami(2)	$13,867	$3,033	$10,834	$2,962
5/14/2015	Miami(2)	14,849	3,308	11,541	3,237
9/25/2015	Fort Lauderdale(2)	13,230	2,606	10,624	2,539
4/15/2016	Washington DC	17,269	5,311	11,958	5,232
4/29/2016	Atlanta	10,223	127	10,096	26
	Total	$69,438	$14,385	$55,053	$13,996

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.

Business Outlook

As of June 30, 2016, we have funded our investments with proceeds from the IPO and concurrent private placement and sales of senior participations in certain of our investments. As of June 30, 2016, we had unrestricted cash of approximately $15.0 million and remaining unfunded commitments of $57.3 million related to our investment portfolio. From our unrestricted cash, proceeds from A note sales, the proceeds we will receive from the Series A Preferred Stock Private Placement, and anticipated proceeds from other potential capital markets transactions, we believe that we will have sufficient capital to fund our operations for at least the next 12 months. See “–Recent Developments – July A Note Sale, A Note Commitment, and Series A Preferred Stock Private Placement.”

We continue to experience robust demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of June 30, 2016, we have executed term sheets for investments in 12 separate self-storage development projects for an aggregate capital commitment of up to approximately $114.7 million. We anticipate that substantially all of the remaining capital in the SL1 Venture will be committed by the end of the third quarter of 2016. Subsequent to June 30, 2016, we have received executed term sheets for an additional five projects, which term sheets could produce capital commitments of an additional $40.1 million. We can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

We have 11 development property investments with a profits interest at June 30, 2016, the majority for which a certificate of occupancy has or will be obtained in 2016. In 2016, we will recognize a significant portion of the total ultimate change in fair value of these investments due to construction completion and progress toward stabilization. Although we anticipate funding investments in the second half of 2016 as discussed in the preceding paragraph, such investments may not attain a level of construction completion in the first half of 2017 to permit recording substantial increases in fair value. Accordingly, our change in fair value of investments and net income may decrease in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

During the second quarter of 2016, the underlying self-storage facilities of four of our development property investments with a profits interest each received certificates of occupancy and commenced operations. The following table reflects the date each facility opened and the physical occupancy of each facility as of August 7, 2016, as well as the average number of days these four facilities have been open and the average occupancy of the four facilities:

Location	Date Opened	# Days Open	Occupancy
Riverview, Florida (Tampa)	April 11, 2016	119	40.8%
Ocoee, Florida (Orlando)	May 1, 2016	99	46.8%
Marietta, Georgia (Atlanta)	May 24, 2016	76	25.7%
Alpharetta, Georgia (Atlanta)	May 26, 2016	74	24.6%
Average		92	34.5%

The occupancy rates noted above pertain to the aforementioned four properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

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

Comparison of the three months ended June 30, 2016, March 31, 2016, and June 30, 2015:

(Dollars in thousands)	Three months ended
	June 30, 2016	March 31, 2016	June 30, 2015
Revenues:
Interest income from investments	$1,533	$1,143	$157
Total investment income	1,533	1,143	157

Costs and expenses:
General and administrative expenses	1,335	1,304	640
Management fees to Manager	402	414	409
Interest expense	38	-	-
Transaction and other expenses	175	1,952	150
Restructuring costs	47	7	-
Deferred termination fee to Manager	82	157	150
Total costs and expenses	2,079	3,834	1,349

Operating loss	(546)	(2,691)	(1,192)

Other income:
Equity in earnings from unconsolidated real estate venture	418	-	-
Change in fair value of investments	5,527	3,791	571
Other interest income	13	22	63
Total other income	5,958	3,813	634
Net income (loss)	$5,412	$1,122	$(558)

Revenues

Total interest income from investments for the three months ended June 30, 2016 was $1.5 million, an increase of $0.4 million and $1.4 million from the three months ended March 31, 2016 and June 30, 2015, respectively, and consists of interest earned on the outstanding principal balances on our investment portfolio and other assets, accretion of origination fees, and prepayment fee income. Interest rates on the majority of our investment portfolio and other assets are 6.9% per annum. Approximately $0.2 million of the increase is attributed to the acceleration of $0.1 million of origination fee accretion and the recognition of $0.1 million of prepayment fee income received in conjunction with the repayment of an operating property loan during the three months ended June 30, 2016. The remaining increase is primarily attributed to the increase in the outstanding principal balances on our investment portfolio and other assets.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	June 30, 2016	March 31, 2016	June 30, 2015
Compensation and benefits	$837	$766	$226
Occupancy	77	112	51
Business development	107	113	184
Professional fees	188	210	73
Other	126	103	106
Total general and administrative expenses	$1,335	$1,304	$640

Total general and administrative expenses

Total general and administrative expenses for the three months ended June 30, 2016 were $1.3 million, an increase of $31 thousand and $0.7 million from the three months ended March 31, 2016 and June 30, 2015, respectively. The majority of the increase as compared to the three months ended June 30, 2015 was attributed to the growth of the Company and its business activities, including an increase in headcount and stock-based compensation. Compensation and benefits included $312 thousand, $175 thousand, and $34 thousand of stock-based compensation expense for the three months ended June 30, 2016, March 31, 2016, and June 30, 2015, respectively.

Transaction and other expenses

For the three months ended June 30, 2016 and March 31, 2016, the transaction and other expenses of $0.2 million and $2.0 million, respectively, primarily consist of advisory fees and other expenses incurred in connection with the Company’s various financing transactions. The $0.2 million of transaction and other expenses for the three months ended June 30, 2015 consist of legal fees incurred by us in connection with the structuring for tax purposes of our self-storage investments.

Other operating expenses

The management fees of $0.4 million in each of the three months ended June 30, 2016, March 31, 2016 and June 30, 2015 relate to the fee earned by the Manager pursuant to the management agreement. The restructuring costs incurred during the three months ended June 30, 2016 and March 31, 2016 relate to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fees to our Manager of $0.1 million for the three months ended June 30, 2016 and $0.2 million for each of the three month periods ended March 31, 2016 and June 30, 2015 represent the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income

For the three months ended June 30, 2016, March 31, 2016 and June 30, 2015, we recorded other income of $6.0 million, $3.8 million and $0.6 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments. The $0.4 million of equity in earnings from unconsolidated real estate venture relates to our allocated earnings from the SL1 Venture.

Comparison of the six months ended June 30, 2016 and June 30, 2015:

We commenced operations on April 1, 2015 upon closing our IPO. Prior to that time, we had no operations; however, the Company incurred a net loss of $0.1 million during the three months ended March 31, 2015 due to organization costs for which we reimbursed our Company’s founder in April 2015.

(Dollars in thousands)	Six months ended June 30,
	2016	2015
Revenues:
Interest income from investments	$2,676	$157
Total investment income	2,676	157

Costs and expenses:
General and administrative expenses	2,639	787
Management fees to Manager	816	409
Interest expense	38	-
Transaction and other expenses	2,127	150
Restructuring costs	54	-
Deferred termination fee to Manager	239	150
Total costs and expenses	5,913	1,496

Operating loss	(3,237)	(1,339)

Other income:
Equity in earnings from unconsolidated real estate venture	418	-
Change in fair value of investments	9,318	571
Other interest income	35	63
Total other income	9,771	634
Net income (loss)	$6,534	$(705)

Revenues

Total interest income from investments for the six months ended June 30, 2016 was $2.7 million, an increase of $2.5 million from the six months ended June 30, 2015 and consists of interest earned on the outstanding principal balances on our investment portfolio and other assets, accretion of origination fees, and prepayment fee income. Interest rates on the majority of our investment portfolio and other assets are 6.9% per annum. Approximately $0.2 million of the increase is attributed to the acceleration of $0.1 million of origination fee accretion and the recognition of $0.1 million of prepayment fee income received in conjunction with the repayment of an operating property loan during the three months ended June 30, 2016. The remaining increase is primarily attributed to the increase in the outstanding principal balances on our investment portfolio and other assets.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Six months ended June 30,
	2016	2015
Compensation and benefits	$1,603	$226
Occupancy	189	51
Business development	220	184
Professional fees	398	223
Other	229	103
Total general and administrative expenses	$2,639	$787

Total general and administrative expenses

Total general and administrative expenses for the six months ended June 30, 2016 were $2.6 million, an increase of $1.9 million from the six months ended June 30, 2015. The majority of the increase was attributed to the growth of the Company and its business activities, including an increase in headcount and stock-based compensation. Compensation and benefits included $487 thousand and $34 thousand of stock-based compensation for the six months ended June 30, 2016 and 2015, respectively.

Transaction and other expenses

For the six months ended June 30, 2016, the transaction and other expenses of $2.1 million primarily consisted of advisory fees and other expenses incurred in connection with the Company’s various financing transactions. The $0.2 million of transaction and other expenses for the six months ended June 30, 2015 consisted of legal fees incurred by us in connection with the structuring for tax purposes of our self-storage investments.

Other operating expenses

The management fees of $0.8 million and $0.4 million in the six months ended June 30, 2016 and 2015, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The restructuring costs incurred during the six months ended June 30, 2016 relate to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fees to our Manager of $0.2 million for the six months ended June 30, 2016 and 2015 represent the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income

For the six months ended June 30, 2016 and 2015, we recorded other income of $9.8 million and $0.6 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments. The $0.4 million of equity in earnings from unconsolidated real estate venture relates to our allocated earnings from the SL1 Venture.

Adjusted Earnings

Adjusted Earnings is a measure that is not specifically defined by accounting principles generally accepted in the United States (“GAAP”) and is defined as net income (computed in accordance with GAAP) plus stock-based compensation expense, transaction and other expenses, deferred termination fee to manager, and restructuring costs.

Adjusted Earnings should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that Adjusted Earnings is helpful to investors as a starting point in measuring our operational performance, because it excludes various non-cash items and restructuring costs included in net income that do not relate to or are not indicative of our operating performance, which can make periodic and peer analyses of operating performance more difficult. The Company’s computation of Adjusted Earnings may not be comparable to other key performance indicators reported by other REITs or real estate companies.

The following tables are reconciliations of Adjusted Earnings to net income:

	Three months ended
	June 30, 2016	March 31, 2016	June 30, 2015
Net income (loss)	$5,412	$1,122	$(558)
Plus: stock-based compensation	312	175	34
Plus: transaction and other expenses	175	1,952	150
Plus: deferred termination fee to Manager	82	157	150
Plus: restructuring costs	47	7	-
Adjusted Earnings	$6,028	$3,413	$(224)

	Six months ended June 30,
	2016	2015
Net income (loss)	$6,534	$(705)
Plus: stock-based compensation	487	34
Plus: transaction and other expenses	2,127	150
Plus: deferred termination fee to Manager	239	150
Plus: restructuring costs	54	-
Adjusted Earnings	$9,441	$(371)

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

Liquidity

As of June 30, 2016, the Company had unrestricted cash of $15.0 million. Subsequent to June 30, 2016, the Company has received $12.5 million from the July A Note Sale, has obtained a commitment of $4.4 million for the sale of a senior participation on a self-storage construction loan on a facility in Charlotte, North Carolina, and has procured a preferred stock capital commitment of up to $125.0 million. The issuance of the preferred stock may occur from time to time at our discretion, subject to certain conditions. Additionally, the Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission for the issuance of up to $500 million of debt and equity securities. At June 30, 2016, we have unfunded commitments of $57.3 million related to our investment portfolio, and we expect to close the investments represented by the 17 executed term sheets with aggregate commitments of $154.8 million within the next 12 months. We also expect to close an unknown number of additional investments not currently subject to term sheets within the next 12 months. We intend to fund these investments and commitments with the sources described above and from the sales of additional senior participations on our investment portfolio, and we believe that we will have sufficient capital to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Six months ended June 30,
	2016	2015
Net income (loss)	$6,534	$(705)
Adjustments to reconcile net income to net cash used in operating activities	(11,040)	305
Net cash used in operating activities	(4,506)	(400)
Net cash used in investing activities	(21,600)	(21,648)
Net cash (used in) provided by financing activities	(2,729)	110,491
Change in cash and cash equivalents	$(28,835)	$88,443

Cash decreased $28.8 million during the six months ended June 30, 2016 as compared to an increase in cash of $88.4 million during the six months ended June 30, 2015. Net cash used in operating activities for the six months ended June 30, 2016 and 2015 was $4.5 million and $0.4 million, respectively, reflecting an increase in cash used of $4.1 million. During the six months ended June 30, 2016, this increase was primarily attributable to our increase in general and administrative expenses in the 2016 period as compared to the 2015 period, which was largely driven by our overall growth and increase in headcount. The primary components of cash used in operating activities during the six months ended June 30, 2016 were net income of $6.5 million and an increase in other noncash adjustments to net income of approximately $0.8 million. These increases were offset by interest capitalized on outstanding loans of $1.5 million, change in fair value of investments of $9.3 million, equity in earnings from unconsolidated real estate venture of $0.4 million, accretion of origination fees of $0.3 million, and a net decrease of $0.3 million for changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $21.6 million. For the six months ended June 30, 2016, the cash used for investing activities consisted primarily of $22.4 million to fund investments, $3.8 million to fund other loans, and $0.9 million of advances to and costs capitalized related to our real estate venture, offset by $5.6 million of cash received from the repayment of one of our operating property loan investments.

Net cash used in financing activities for the six months ended June 30, 2016 totaled $2.7 million and related to $4.3 million of dividends paid and $3.2 million of stock repurchases offset by $5.0 million of cash received in conjunction with the sale of senior loan participations on certain of our investments. For the six months ended June 30, 2015, cash provided by financing activities totaled $110.5 million and related primarily to the proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million.

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

On July 27, 2016, we entered into the Purchase Agreement relating to the issuance and sale, from time to time until the termination of the Commitment Period, of up to $100 million in shares of our newly designated Series A Preferred Stock, subject to a minimum amount of $50 million of Series A Preferred Stock to be issued and sold by us on or prior to the expiration of the Commitment Period, which may be increased at our request up to $125 million. The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time in $5 million minimum increments in one or more closings during the Commitment Period. The Series A Preferred Stock will rank senior to the shares of common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, on parity with any class or series of our capital stock expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to our existing and future indebtedness. See “–Recent Developments – Series A Preferred Stock Private Placement.”

Leverage Policies

As of June 30, 2016 we have funded our loan portfolio with the proceeds of the IPO and the concurrent private placement and the sale of senior participations on certain of our investments. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change is made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

In connection with the Series A Preferred Stock Private Placement, we are required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. See “–Recent Developments – Series A Preferred Stock Private Placement.”

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations, which consist primarily of operating leases:

As of June 30, 2016
2016	$145
2017	301
2018	209
2019	2
2020	2
Total	$659

At June 30, 2016, we had $57.3 million of unfunded loan commitments related to our investment portfolio. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At June 30, 2016, we had $1.4 million of unfunded loan commitments related to our other assets. See “–Liquidity and Capital Resources – Liquidity.”

As of June 30, 2016, we had unrestricted cash of approximately $15.0 million.

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended June 30, 2016, we declared a cash dividend to our stockholders of $0.35 per share, payable on July 15, 2016 to stockholders of record on July 1, 2016. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully deployed the net proceeds of the IPO and private placement to originate our target investments, we may fund quarterly distributions out of such net proceeds.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2016	December 31, 2015
Up 100 basis points	$(1.5)	$(1.6)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8	0.8

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2016	December 31, 2015
Up 100 basis points	$(2.9)	$(0.3)
Down 100 basis points	5.6	0.4

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of August 5, 2016, the net proceeds from the IPO had been used as follows: (i) approximately $277,000 to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) net funding of loan transactions of approximately $84.8 million, (iii) approximately $10.7 million in dividends to shareholders, and (iv) to fund operations. The remaining net proceeds will be used for funding loan commitments, paying the Manager’s fees, general corporate purposes, including working capital, and, distributions to the Company’s stockholders.

Repurchases of Common Stock

The following table provides information about repurchases of the Company’s common shares during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (000’s)

April 1- April 30	—	$—	—	$—
May 1- May 31	75,171	14.22	75,171	8,931
June 1- June 30	137,907	15.11	137,907	6,848
Total	213,078	$14.79	213,078	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 4, 2016, our Board elected James D. Dondero to our Board of Directors in satisfaction of certain of our obligations under the previously disclosed Purchase Agreement and the Articles Supplementary. Pursuant to the Purchase Agreement and the Articles Supplementary, on August 4, 2016, our Board increased the size of the Board by one director and elected Mr. Dondero to our Board for a term expiring at our 2017 annual meeting of stockholders.

Our Board has determined that Mr. Dondero is independent under the meaning of the rules and regulations of the Securities and Exchange Commission, the listing requirements of the New York Stock Exchange and our corporate governance guidelines. Mr. Dondero will not receive any compensation in connection with his service as a director.

James Dondero, age 53, is the chairman of the Board of Directors and President of NexPoint Residential Trust, Inc. (“NXRT”) and has served as a member of the Board of Directors of NXRT since May 2015. Mr. Dondero is also the co-founder and president of Highland Capital Management, L.P. (“Highland”), founder and president of NexPoint Advisors, L.P. (“NexPoint”) and chairman of NexBank SSB (“NexBank”), an affiliated bank. Highland, NexPoint and NexBank are all affiliates of NXRT, and NexPoint is the preferred representative of the Buyers under the Purchase Agreement. Mr. Dondero has over 30 years of experience investing in credit and equity markets and has helped pioneer credit asset classes. Highland and its affiliates currently manage approximately $17 billion in assets as of June 30, 2016.

In connection with Mr. Dondero’s election to our Board, on August 4, 2016, we entered into an Indemnification Agreement with Mr. Dondero pursuant to which we have agreed to indemnify, and to advance expenses and costs incurred by, Mr. Dondero in connection with any claims, suits or proceedings arising as a result of his service as a member of our Board.

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

JERNIGAN CAPITAL, INC.

Date: August 8, 2016	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ William C. Drummond
William C. Drummond
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Indemnification agreement with James Dondero
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

