Form 10-Q
period 2016-09-30
Jernigan Capital, Inc.
filed 2016-11-08
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016, Jernigan Capital, Inc. had 5,960,043 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$13,009	$43,859
Development property investments at fair value	84,986	40,222
Operating property loans at fair value	15,090	19,600
Investment in real estate venture	2,883	-
Other loans, at cost	6,243	1,192
Deferred offering costs	2,690	-
Prepaid expenses and other assets	727	293
Fixed assets, net	198	261
Total assets	$125,826	$105,427

Liabilities:
Senior loan participations	$17,521	$-
Due to Manager	579	698
Accounts payable, accrued expenses and other liabilities	796	808
Dividends payable	2,087	2,157
Total liabilities	20,983	3,663

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015;	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2016 and December 31, 2015; 5,961,710 and 6,162,500 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	60	62
Additional paid-in capital	108,982	110,634
Accumulated deficit	(4,199)	(9,396)
Total Jernigan Capital, Inc. stockholders' equity	104,843	101,300
Non-controlling interests	-	464
Total equity	104,843	101,764
Total liabilities and equity	$125,826	$105,427

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Interest income from investments	$1,698	$578	$4,374	$735
Total investment income	1,698	578	4,374	735

Costs and expenses:
General and administrative expenses	1,463	1,213	4,102	2,000
Management fees to Manager	402	414	1,218	823
Transaction and other expenses	2	112	2,129	262
Restructuring costs	-	220	54	220
Deferred termination fee to Manager	-	158	239	308
Total costs and expenses	1,867	2,117	7,742	3,613

Operating loss	(169)	(1,539)	(3,368)	(2,878)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	436	-	854	-
Change in fair value of investments	4,867	85	14,185	656
Interest expense	(148)	-	(186)	-
Other interest income	8	47	43	110
Total other income	5,163	132	14,896	766
Net income (loss)	$4,994	$(1,407)	$11,528	$(2,112)

Basic earnings (loss) per share attributable to common stockholders	$0.84	$(0.24)	$1.90	$(0.55)
Diluted earnings (loss) per share attributable to common stockholders	$0.84	$(0.24)	$1.90	$(0.55)

Dividends declared per share of common stock	$0.35	$0.35	$1.05	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

					Total	Non-
	Common Stock		Additional	Accumulated	Stockholders'	Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interests	Total Equity
Balance at December 31, 2014	1,000	$-	$1	$-	$1	$-	$1
Retirement of stock	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuances of stock-based awards	162,500	2	(2)	-	-	-	-
Stock-based compensation	-	-	167	-	167	-	167
Deferred termination fee to Manager	-	-	-	-	-	308	308
Dividends declared	-	-	-	(4,296)	(4,296)	-	(4,296)
Net income (loss)	-	-	-	(2,112)	(2,112)	-	(2,112)
Balance at September 30, 2015	6,162,500	$62	$110,496	$(6,408)	$104,150	$308	$104,458

					Total	Non-
	Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2015	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Repurchase and retirement of 213,078 shares of common stock	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Repurchase and retirement of 2,052 shares related to vested restricted stock	(2,052)	-	(33)	-	(33)	-	(33)
Issuances of stock-based awards	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	828	-	828	-	828
Deferred termination fee to Manager	-	-	-	-	-	239	239
Effect of Management Agreement amendment (See Note 11)	-	-	703	-	703	(703)	-
Dividends declared	-	-	-	(6,331)	(6,331)	-	(6,331)
Net income	-	-	-	11,528	11,528	-	11,528
Balance at September 30, 2016	5,961,710	$60	$108,982	$(4,199)	$104,843	$-	$104,843

 See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$11,528	$(2,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(2,635)	(439)
Change in fair market value of investments	(14,185)	(656)
Stock-based compensation	828	167
Equity in earnings from unconsolidated real estate venture	(824)	-
Deferred termination fee to Manager	239	308
Depreciation	74	5
Amortization of deferred financing costs	3	-
Loss on disposal of assets	-	33
Accretion of origination fees	(468)	-
Origination fees received in cash	205	-
Changes in operating assets and liabilities:
Interest receivable	-	(68)
Other assets	(268)	(98)
Due to Manager	(151)	516
Accounts payable, accrued expenses, and other liabilities	(12)	677
Net cash used in operating activities	(5,666)	(1,667)

Cash flows from investing activities
Purchase of fixed assets	(11)	(218)
Capital contributions to real estate venture	(1,348)	-
Return of capital from real estate venture	7,291	-
Advances to real estate venture	(11,761)	-
Repayment of advances to real estate venture	11,761	-
Capitalized real estate venture costs	(226)	-
Funding of investment portfolio:
Development property investments	(36,257)	(27,984)
Operating property loans	(246)	(9,404)
Other loans	(9,197)	-
Repayment of investments	9,635	-
Net cash used in investing activities	(30,359)	(37,606)

Cash flows from financing activities
Senior loan participations	17,550	-
Deferred financing costs	(132)	-
Deferred offering costs	(2,690)
Stock repurchases	(3,152)	-
Net proceeds from issuance of common stock	-	110,391
Dividends paid	(6,401)	(2,139)
Net cash provided by financing activities	5,175	108,252
Net change in cash and cash equivalents	(30,850)	68,979
Cash and cash equivalents at the beginning of the period	43,859	1
Cash and cash equivalents at the end of the period	$13,009	$68,980
Supplemental disclosure of cash flow information:
Interest paid	$141	$-
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared	$2,087	$2,157
Contribution of assets to real estate venture	7,693	-
Loans paid off with issuance of new loans	-	2,420

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

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended. As a REIT, the Company generally will not be subject to U.S. federal income taxes on REIT taxable income, determined without regard to the deduction for dividends paid and excluded capital gains, to the extent that it annually distributes all of its REIT taxable income to stockholders and complies with various other requirements for qualification as a REIT set forth in the Code.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying interim consolidated financial statements include all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods included therein. Substantially all operations are conducted through the Operating Company and all significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Reclassification

In the Annual Report on Form 10-K for the year ended December 31, 2015, the Company reported on the Consolidated Balance Sheet $1.5 million of prepaid expenses and other assets, which included $1.2 million of other loan assets recorded at cost. In this Quarterly Report on Form 10-Q, we have reported the $1.2 million of other loans recorded at cost separately from prepaid expenses and other assets on the Consolidated Balance Sheet.

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

Equity Investments

Investments in real estate ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the fair value option of accounting for its development property investments, which would otherwise be required to be accounted for under the equity method. The Company also holds an investment in a real estate venture that is accounted for under the equity method of accounting.

Loan Investments and Election of Fair Value Option of Accounting for Certain Loan Investments

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. The Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At September 30, 2016 and December 31, 2015, there were no loans in default.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), the investment in real estate venture, other loans, receivables, senior loan participations, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$84,986	$-	$-	$84,986
Operating property loans	15,090	-	-	15,090
Total investments	$100,076	$-	$-	$100,076

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$40,222	$-	$-	$40,222
Operating property loans	19,600	-	-	19,600
Total investments	$59,822	$-	$-	$59,822

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

Other Loans

The Company’s other loans balance at September 30, 2016 includes principal balances for five revolving loan agreements and four mortgage loans. The Company’s other loans balance at December 31, 2015 includes principal balances for three revolving loan agreements and one mortgage loan. Because these loans are not part of the Company’s core investment portfolio, these loans are accounted for under the cost method.

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

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. During the three and nine month periods ended September 30, 2016, the Company incurred $2 thousand and $2.1 million, respectively, of transaction and other expenses. During the three and nine months ended September 30, 2015, the Company incurred $0.1 million and $0.3 million, respectively.

Offering and Registration Costs

Underwriting commissions and offering costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in capital. Costs to prepare and file a registration statement on Form S-3 with the Securities and Exchange Commission and costs incurred related to the Series A Preferred Stock Purchase Agreement (defined in Note 9, Stockholders’ Equity) are included in deferred offering costs on the Consolidated Balance Sheet and will be reclassified to additional paid-in capital or to reduce the carrying value of debt upon the issuance of such securities. These costs will be charged to expense in the event such registration statement or purchase agreement is withdrawn or not used. Offering and registration costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s securities.

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

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company had no taxable income for the three and nine months ended September 30, 2016 and 2015. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

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

Comprehensive Income

For the three and nine months ended September 30, 2016 and 2015, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption being allowed. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs is not affected by amendments in this update. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This ASU amends the assessment of whether a limited partnership or limited liability company is a variable interest entity; the effect that fees paid to a decision maker have on the consolidation analysis; how variable interests held by a reporting entity’s related parties or de facto agents affect its consolidation conclusion; and for entities other than limited partnerships and limited liability companies, clarifies how to determine whether the equity holders as a group have power over an entity. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. The Company early adopted the provisions of this ASU in 2015, and there was no impact on its consolidated financial statements as a result of the adoption.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016. In August 2015, the FASB extended the effective date by one year to years beginning on and after December 15, 2017. The standard may be adopted as early as the original effective date but early adoption prior to that date is not permitted. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, as an amendment to ASU 2014-09. This amendment clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. In April 2016 and May 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, respectively. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. The Company is currently assessing the impact these standards will have on its consolidated financial statements.

3. INVESTMENTS

The Company’s self-storage investments at September 30, 2016 consisted of the following:

•	Development Property Investments - The Company had 12 investments totaling an aggregate committed principal amount of approximately $89.4 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

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

•	Operating property loans - The Company had five term loans totaling $15.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of September 30, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $141.2 million and outstanding principal was $86.2 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando (2)	$5,372	$5,233	$139	$7,316
6/10/2015	Atlanta 1 (2)	8,132	7,513	619	10,066
6/19/2015	Tampa (2)	5,369	5,246	123	6,144
6/26/2015	Atlanta 2 (2)	6,050	5,493	557	8,559
6/29/2015	Charlotte 1 (2)	7,624	6,040	1,584	8,575
7/2/2015	Milwaukee (3)	7,650	5,044	2,606	5,728
7/31/2015	New Haven (3)	6,930	4,316	2,614	4,865
8/10/2015	Pittsburgh (3)	5,266	2,985	2,281	3,115
8/14/2015	Raleigh	8,998	1,217	7,781	1,161
9/30/2015	Jacksonville (2)	6,445	5,024	1,421	6,438
10/27/2015	Austin (3)	8,658	2,660	5,998	2,827
9/20/2016	Charlotte 2	12,888	1,301	11,587	1,178
		$89,382	$52,072	$37,310	$65,972

Construction loans:
8/5/2015	West Palm Beach	7,500	5,841	1,659	5,821
8/5/2015	Sarasota	4,792	2,590	2,202	2,569
11/17/2015	Chicago	6,808	4,529	2,279	4,496
12/23/2015	Miami	17,733	6,395	11,338	6,128
		$36,833	$19,355	$17,478	$19,014
	Subtotal	$126,215	$71,427	$54,788	$84,986

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,841
7/7/2015	Newark	3,480	3,480	-	3,565
10/30/2015	Nashville	1,210	1,210	-	1,240
11/24/2015	Nashville	4,968	4,863	105	4,955
12/22/2015	Chicago	2,502	2,422	80	2,489
	Subtotal	$14,960	$14,775	$185	$15,090

	Total investments	$141,175	$86,202	$54,973	$100,076

(1)	Represents principal balance of loan gross of origination fees
(2)	Facility had received certificate of occupancy as of September 30, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of September 30, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2016:

Funded principal	$86,202
Adjustments:
Unamortized origination fees	(1,099)
Net increase in fair value of investments	15,057
Other	(84)
Fair value of investments	$100,076

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

No loans were in non-accrual status as of September 30, 2016 and December 31, 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximated $61.9 million and $52.1 million, respectively, at September 30, 2016 and approximated $44.4 million and $31.2 million, respectively, at December 31, 2015. These investees had revenues of approximately $0.3 million and a net operating loss of approximately $0.6 million for the nine months ended September 30, 2016. These investees had no significant revenues or expenses for the nine months ended September 30, 2015 since the development properties were under construction during this period. For the nine months ended September 30, 2016, the total income (interest income and change in fair value) from each of two development property investments with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the nine months ended September 30, 2016 of $2.8 million from the Atlanta 1 MSA development property investment with a profits interest and $3.3 million from the Atlanta 2 MSA development property investment with a profits interest.

For one of the Company’s development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to this put provision at September 30, 2016.

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

The carrying values of cash, other loans, receivables, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. These instruments are categorized as Level 1 instruments in the measurement of fair value. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

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

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For properties between 40% and 100% complete, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Six properties have reached construction completion at September 30, 2016. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2016 and December 31, 2015. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of September 30, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.20 - 8.68%	8.00%

		Exit date	0.42 - 3.97 years	1.96 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	75.26 - 75.87%	75.54%

		Exit date	1.67 - 3.97 years	2.36 years

		Capitalization rate (b)	5.25 - 5.50%	5.47%
Operating property loans	Income approach analysis	Market yields/ discount rate	5.37 - 6.66%	6.24%

		Exit date (c)	4.75 - 5.92 years	5.26 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(b)	Ten properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(c)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments	Income approach analysis	Market yields/ discount rate	7.74 - 9.35%	8.77%

		Exit date	1.17 - 3.83 years	3.02 years
Development property investments with a profits interest (a)	Option pricing model	Volatility	72.46 - 73.12%	72.82%

		Exit date	3.31 - 3.83 years	3.49 years

		Capitalization rate (b)	6.00 - 6.50%	6.38%
Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%

		Exit date (c)	5.50 - 6.68 years	5.97 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(b)	Four properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(c)	The exit dates for the operating property loans are the contractual maturity dates.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2016	December 31, 2015
Up 25 basis points	$(0.4)	$(0.5)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.4	0.4

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2016	December 31, 2015
Up 25 basis points	$(1.7)	$(0.1)
Down 25 basis points	1.8	0.1

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an acceleration in the exit date assumption may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Volatility - changes in volatility, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

Operating cash flow projections – changes in the operating cash flow projections of the underlying self-storage facilities, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in operating cash flow projections may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three months and nine months ended September 30, 2016 and 2015.

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

The following table presents changes in investments that use Level 3 inputs for the nine month period ended September 30, 2016:

Balance as of December 31, 2015	$59,822
Net realized gains	-
Net unrealized gains	14,185
Fundings of principal and change in unamortized origination fees	36,627
Repayment of loan	(5,500)
Payment-in-kind interest	2,635
Contribution of assets to Heitman Joint Venture	(7,693)
Net transfers in or out of Level 3	-
Ending balance at September 30, 2016	$100,076

As of September 30, 2016 and December 31, 2015, the total net unrealized appreciation on the investments that use Level 3 inputs was $15.1 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2016 and 2015, all of the change in fair value of investments in the Company’s Consolidated Statements of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On March 31, 2016, the Company contributed to the SL1 Venture three of its existing development property investments with a profits interest located in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and an aggregate drawn balance of $8.1 million. In exchange, the Company’s funding commitment of $12.2 million was reduced by $8.1 million, representing the Company’s initial “Net Invested Capital” balance as defined in the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment in the SL1 Venture based on the fair value of the contributed development property investments, which is the same as carryover basis. The fair value of the contributed development property investments as of March 31, 2016 was $7.7 million. Pursuant to the JV Agreement, Heitman, in fulfilling its $110.0 million commitment, provides capital to the SL1 Venture as cash is required, including funding draws on the three contributed development property investments. During the quarter ended September 30, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the three months ended September 30, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

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

Since the allocation of cash distributions and liquidating distributions are determined as described in the preceding paragraph, the Company has applied the hypothetical-liquidation-at-book-value (“HLBV”) method to allocate the earnings of SL1 Venture. Under the HLBV approach, the Company’s share of the investee’s earnings or loss is calculated by:

•	The Company’s capital account at the end of the period assuming that the investee was liquidated or sold at book value, plus

•	Cash distributions received by the Company during the period, minus

•	Cash contributions made by the Company during the period, minus

•	The Company’s capital account at the beginning of the period assuming that the investee were liquidated or sold at book value.

SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of September 30, 2016, SL1 Venture had ten development property investments with a profits interest as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$4,490	$9,377	$4,462
5/14/2015	Miami 2 (2)	14,849	3,763	11,086	3,712
9/25/2015	Fort Lauderdale (2)	13,230	2,793	10,437	2,739
4/15/2016	Washington DC	17,269	6,168	11,101	6,127
4/29/2016	Atlanta 1	10,223	221	10,002	123
7/19/2016	Jacksonville	8,127	636	7,491	556
7/21/2016	New Jersey	7,828	510	7,318	435
8/15/2016	Atlanta 2	8,772	505	8,267	419
8/25/2016	Denver	11,032	1,533	9,499	1,430
9/28/2016	Columbia	9,199	1,070	8,129	980
	Total	$114,396	$21,689	$92,707	$20,983

(1)	Represents principal balance of loan gross of origination fees

(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

As of September 30, 2016, the SL1 Venture had total assets of $22.2 million and total liabilities of $0.1 million. During the three and nine months ended September 30, 2016, the SL1 Venture had net income of $0.4 million and $0.8 million, respectively, all of which was allocated to the Company under the HLBV method. At September 30, 2016, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At September 30, 2016, the Company did not have any outstanding advances to the SL1 Venture.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to this guarantee as of September 30, 2016.

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

For four of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at September 30, 2016.

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

The Company has recorded assets of $85.0 million and $40.2 million at September 30, 2016 and December 31, 2015, respectively, for its variable interest in the VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows:

	September 30, 2016	December 31, 2015
Assets recorded related to VIEs	$84,986	$40,222
Unfunded loan commitments to VIEs	54,788	114,591
Maximum exposure to loss	$139,774	$154,813

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.2 million.

7. OTHER LOANS

The Company had executed five revolving loan agreements with an aggregate outstanding principal amount of $1.4 million at September 30, 2016. Four of the agreements are with individuals who are owners of limited liability companies, and the fifth agreement is with a limited liability company and is personally guaranteed. Four of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments, and one is a prospective developer. Two of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.25 million, one provides for borrowings of up to $0.65 million, and one agreement provides for borrowings of up to $1.0 million (total of $2.9 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The loan to the limited liability company is secured by a first priority security interest and assignment of its 100% interest in a limited liability company which owns one of the Company’s development investment properties. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. During the nine month period ended September 30, 2016, the Company received repayments on these revolving loan agreements of $0.6 million. At December 31, 2015, the Company had executed three revolving loan agreements with an aggregate outstanding principal amount of $0.5 million. These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2016. None of these loans are in non-accrual status and no allowance for loan loss was recorded by the Company as of September 30, 2016 and December 31, 2015.

As of September 30, 2016, the Company also had an aggregate balance of $4.9 million related to four loans extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These loans are secured by first mortgages on real and personal property, are personally guaranteed, and are interest-only with a fixed interest rate of 6.9% per annum, and mature in three to nine months. The maturities are based upon the estimated time needed to prepare the sites for closing into a development loan. During the nine months ended September 30, 2016, the Company received aggregate repayments of $3.4 million related to two loans and entered into five new loans with an aggregate balance of $7.6 million. At December 31, 2015, the Company had executed one loan agreement of $0.7 million to a limited liability company that was under common control with a borrower in a development property investment. These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2016. None of these loans are in non-accrual status and no allowance for loan loss was recorded by the Company as of September 30, 2016 and December 31, 2015.

8. SENIOR PARTICIPATIONS

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). Under the Participation Agreements, the Company will continue to service the underlying loans so long as it is not in default under the Participation Agreements. The bank has the option to “put” either of the senior participations to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the applicable Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Operating Property A Notes at the rate of 30-day LIBOR plus 3.85%, or 4.37% at September 30, 2016. The Operating Property A Notes mature on April 1, 2019, at which time the Company is obligated to repurchase the Operating Property A Notes at the then outstanding principal balances thereof. As part of the Participation Agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank. The outstanding balance for the Operating Property A Notes at September 30, 2016 was $5.0 million.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan so long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 3.62% at September 30, 2016. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note matures on July 1, 2017, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. No proceeds have been received as of September 30, 2016 from the Miami A Note.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million ( the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, or 4.02% at September 30, 2016. The July 2016 A Notes mature on August 1, 2019, at which time the Company is obligated to repurchase the July 2016 A Notes at the then outstanding principal balance thereof. The outstanding balance for the July 2016 A Notes at September 30, 2016 was $12.5 million.

The table below details the bank commitments and outstanding balances of our various senior participations at September 30, 2016 (dollars in thousands):

	Commitment by Bank	Amount Borrowed	Remaining Funds
Operating Property A Notes	$5,049	$5,049	$-
Miami A Note	10,001	-	10,001
July 2016 A Notes	14,185	12,501	1,684
Total	$29,235	$17,550	$11,685

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

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of September 30, 2016, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of September 30, 2016, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees and non-employee directors. Granted stock awards at September 30, 2016 and December 31, 2015 aggregated 176,840 and 162,500 service-based stock awards, respectively, of which 17,500 and 55,172 vested during the three and nine months ended September 30, 2016, respectively, 40,832 will vest in 2017, 40,836 will vest in 2018, and 20,000 will vest in 2019 and 2020, respectively. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is remeasured at each reporting date based on the then current value of the Company’s common stock.

The Company recognized approximately $0.3 million and $0.1 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $0.2 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.1 million and $2.2 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $19.17 and $14.95 as of September 30, 2016 and December 31, 2015, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 3.1 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at June 30,	139,168	$19.91	110,000	$20.67
Granted	-	-	52,500	18.82
Vested	(17,500)	18.64	-	-
Forfeited	-	-	-	-
Nonvested at September 30,	121,668	$20.10	162,500	$20.08

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at December 31,	162,500	$20.08	-	$-
Granted	14,340	13.95	162,500	20.08
Vested	(55,172)	18.27	-	-
Forfeited	-	-	-	-
Nonvested at September 30,	121,668	$20.10	162,500	$20.08

Nonvested restricted shares receive dividends which are nonforfeitable.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero as preferred representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders. Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the Company will nominate one person to be designated by the holders of the Series A Preferred Stock as a designee for election by the Company’s stockholders to the Board. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and will nominate two additional persons to be designated by the holders of the Series A Preferred Stock as designees for election to the Board by the Company’s stockholders at the next annual or special meeting of stockholders to serve until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

As of September 30, 2016, the Company had not issued any shares of Series A Preferred Stock.

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Redeemable Operating Company Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the three and nine months ended September 30, 2016 and 2015, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Shares outstanding
Weighted average common shares - basic	5,831,135	6,000,000	5,926,215	4,000,330
Effect of dilutive securities (1)	131,958	-	149,971	-
Weighted average common shares, all classes	5,963,093	6,000,000	6,076,186	4,000,330

Calculation of Earnings per Share - basic
Net income (loss)	$4,994	$(1,407)	$11,528	$(2,112)
Net income allocated to unvested restricted shares	(111)	-	(285)	-
Dividends declared on unvested restricted shares	n/a	(57)	n/a	(95)
Net income (loss), adjusted, attributable to common shareholders	$4,883	$(1,464)	$11,243	$(2,207)

Weighted average common shares - basic	5,831,135	6,000,000	5,926,215	4,000,330
Earnings (loss) per share - basic	$0.84	$(0.24)	$1.90	$(0.55)

Calculation of Earnings per Share - diluted
Net income (loss)	$4,994	$(1,407)	$11,528	$(2,112)
Dividends declared on unvested restricted shares	n/a	(57)	n/a	(95)
Net income (loss), adjusted, attributable to common shareholders	$4,994	$(1,464)	$11,528	$(2,207)

Weighted average common shares - diluted	5,963,093	6,000,000	6,076,186	4,000,330
Earnings (loss) per share - diluted	$0.84	$(0.24)	$1.90	$(0.55)

(1)	For the three and nine months ended September 30, 2015, potentially dilutive securities are not included in the diluted earnings per share calculation as they are not dilutive.

11. RELATED PARTY TRANSACTIONS

The Company’s founder was reimbursed for $0.1 million of organizational costs and $0.1 million of offering costs in April 2015 following the closing of the Company’s IPO.

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at September 30, 2016 and December 31, 2015 were $66.0 million and $31.3 million, respectively. The interest income realized and the change in fair value from these equity method investments was $5.7 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $15.7 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $2.9 million at September 30, 2016 and the earnings from this venture were $0.4 million and $0.9 million for the three and nine months ended September 30, 2016, respectively.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense and $0.2 million of expense for the deferred termination fee for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.3 million of expense for the deferred termination fee for the nine months ended September 30, 2016 and 2015, respectively.

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

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.8 million for both the three months ended September 30, 2016 and 2015, and $2.4 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Management Fees

As of September 30, 2016, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and December 31, 2015, the Company had outstanding Due to Manager of $0.6 million and $0.7 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and nine months ended September 30, 2016 and 2015.

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

Restructuring costs reflected in the accompanying Consolidated Statements of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. The Company incurred no restructuring costs in the three months ended September 30, 2016 and $54.0 thousand in restructuring costs in the nine months ended September 30, 2016. The Company incurred $0.2 million in restructuring costs during the three and nine month periods ended September 30, 2015.

	Three Months Ended September 30, 2016
Cost Type	Restructuring costs liability at June 30, 2016	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at September 30, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	102	-	(13)	-	89	187
Other	-	-	-	-	-	13
Total restructuring costs	$102	$-	$(13)	$-	$89	$330

	Nine Months Ended September 30, 2016
Cost Type	Restructuring costs liability at December 31, 2015	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at September 30, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	64	(60)	-	89	187
Other	10	-	-	(10)	-	13
Total restructuring costs	$95	$64	$(60)	$(10)	$89	$330

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Series A Preferred Stock

On October 4, 2016, the Company issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Senior Participations

On October 11, 2016, the Company received $0.7 million of additional funds from existing senior participations in the construction loans on four of its development property investments with a profits interest.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a profits interest in Charlotte, North Carolina. The construction loan has a committed principal balance of approximately $6.8 million and earns interest at a rate of 6.9% per annum. Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loan. The Company will pay interest to the bank on its senior participation at the annual rate of 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 4.02%.

Dividend Declaration

On November 3, 2016, the Company announced that its Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2016. The dividend is payable on January 13, 2017 to stockholders of record on January 3, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in the Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on April 5, 2016, which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2015 Form 10-K.

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

As of September 30, 2016, we had 21 investments, for an aggregate committed principal amount of $141.2 million, including 12 development property investments totaling approximately $89.4 million of aggregate committed principal amount, each of which provides us with a Profits Interest, four construction loans totaling approximately $36.8 million of aggregate committed principal amount and five operating property loans totaling approximately $15.0 million of aggregate committed principal amount. Each of the development property investments is in a primary or secondary market with demographics that management believes will support successful lease-up and value creation in the property. Each construction loan has an 18-month term, and each self-storage facility for which we have provided construction financing is subject to a binding purchase and sale agreement between the developer and a third-party purchaser to be completed shortly after a certificate of occupancy is issued with respect to the subject property at a contract price sufficient to repay our construction loan. As of September 30, 2016, we had funded approximately $86.2 million of the aggregate committed principal amount of our closed investments. We have funded all of our investments to date with the net proceeds from our initial public offering of common stock (“IPO”) and concurrent private placement, which were consummated on April 1, 2015, and proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million. In addition, as of September 30, 2016, the SL1 Venture had closed on seven new development property investments with a profits interest with an aggregate commitment amount of $72.5 million, bringing the total aggregate commitment of SL1 Venture’s investments to $114.4 million as of September 30, 2016. During the quarter ended September 30, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the three months ended September 30, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

Under the JV Agreement, we will receive a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by us. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to us in an amount equal to our Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to us in an amount equal to our Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to us in an amount equal to our Percentage Interest plus 30%. However, we will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital. See Note 5 of the accompanying interim consolidated financial statements.

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

We are a Maryland corporation that has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the pace with which we are able to deploy capital into development property investments, the level of our total investment income, changes in the fair value of our assets and the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture. Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results also will include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three and nine months ended September 30, 2016 also were impacted by our accounting methods as discussed below.

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

Recent Developments

Third Quarter Dividend Declaration and Payment

On September 2, 2016, the Company announced that our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2016. The dividend was paid on October 14, 2016 to stockholders of record on October 1, 2016.

Fourth Quarter Dividend Declaration

On November 3, 2016, the Company announced that our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2016. The dividend is payable on January 13, 2017 to stockholders of record on January 3, 2017.

Senior Participations

On October 11, 2016, the Company received $0.7 million of additional funds from existing senior participations in the construction loans on four of our development property investments with a profits interest.

On October 18, 2016, we sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of our development property investments with a profits interest in Charlotte, North Carolina. The construction loan has a committed principal balance of approximately $6.8 million and earns interest at a rate of 6.9% per annum. Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loan. We will pay interest to the bank on our senior participation at the annual rate of 30-day LIBOR plus 3.50%, which translates to a current rate of approximately 4.02%. See Note 13 of the accompanying interim consolidated financial statements.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $100 million in shares of our newly designated Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”) (subject to a minimum amount of $50 million of Series A Preferred Stock to be issued and sold by the Company on or prior to the expiration of the Commitment Period), which may be increased at our request up to $125 million. The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period. We did not issue Series A Preferred Stock during the quarter ended September 30, 2016. See Note 9 of the accompanying interim consolidated financial statements.

On October 4, 2016, we issued 10,000 restricted shares of Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Investment Activity

Our self-storage investments at September 30, 2016 consisted of the following:

•	Development Property Investments - We had 12 investments totaling an aggregate committed principal amount of approximately $89.4 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan, a mezzanine loan, and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

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

•	Operating property loans - We had five term loans totaling $15.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

Our development property investments and operating property loans are collectively referred to herein as our investment portfolio.

As of September 30, 2016, the aggregate committed principal amount of our investment portfolio is approximately $141.2 million and outstanding principal is $86.2 million, as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando (2)	$5,372	$5,233	$139	$7,316
6/10/2015	Atlanta 1 (2)	8,132	7,513	619	10,066
6/19/2015	Tampa (2)	5,369	5,246	123	6,144
6/26/2015	Atlanta 2 (2)	6,050	5,493	557	8,559
6/29/2015	Charlotte 1 (2)	7,624	6,040	1,584	8,575
7/2/2015	Milwaukee (3)	7,650	5,044	2,606	5,728
7/31/2015	New Haven (3)	6,930	4,316	2,614	4,865
8/10/2015	Pittsburgh (3)	5,266	2,985	2,281	3,115
8/14/2015	Raleigh	8,998	1,217	7,781	1,161
9/30/2015	Jacksonville (2)	6,445	5,024	1,421	6,438
10/27/2015	Austin (3)	8,658	2,660	5,998	2,827
9/20/2016	Charlotte 2	12,888	1,301	11,587	1,178
		$89,382	$52,072	$37,310	$65,972

Construction loans:
8/5/2015	West Palm Beach	7,500	5,841	1,659	5,821
8/5/2015	Sarasota	4,792	2,590	2,202	2,569
11/17/2015	Chicago	6,808	4,529	2,279	4,496
12/23/2015	Miami	17,733	6,395	11,338	6,128
		$36,833	$19,355	$17,478	$19,014
	Subtotal	$126,215	$71,427	$54,788	$84,986

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,841
7/7/2015	Newark	3,480	3,480	-	3,565
10/30/2015	Nashville	1,210	1,210	-	1,240
11/24/2015	Nashville	4,968	4,863	105	4,955
12/22/2015	Chicago	2,502	2,422	80	2,489
	Subtotal	$14,960	$14,775	$185	$15,090

	Total investments	$141,175	$86,202	$54,973	$100,076

(1)	Represents principal balance of loan gross of origination fees
(2)	Facility had received certificate of occupancy as of September 30, 2016. See Note 4 of the accompanying interim consolidated financial statements for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion as of September 30, 2016. See Note 4 of the accompanying interim consolidated financial statements for information regarding recognition of entrepreneurial profit.

As of September 30, 2016, SL1 Venture had ten development property investments with a profits interest as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$4,490	$9,377	$4,462
5/14/2015	Miami 2 (2)	14,849	3,763	11,086	3,712
9/25/2015	Fort Lauderdale (2)	13,230	2,793	10,437	2,739
4/15/2016	Washington DC	17,269	6,168	11,101	6,127
4/29/2016	Atlanta 1	10,223	221	10,002	123
7/19/2016	Jacksonville	8,127	636	7,491	556
7/21/2016	New Jersey	7,828	510	7,318	435
8/15/2016	Atlanta 2	8,772	505	8,267	419
8/25/2016	Denver	11,032	1,533	9,499	1,430
9/28/2016	Columbia	9,199	1,070	8,129	980
	Total	$114,396	$21,689	$92,707	$20,983

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.

Business Outlook

As of September 30, 2016, we have funded our investments with proceeds from the IPO and concurrent private placement and sales of senior participations in certain of our investments. As of September 30, 2016, we had unrestricted cash of approximately $13.0 million and remaining unfunded commitments of $55.0 million related to our investment portfolio. Subsequent to September 30, 2016, we received $10.0 million of proceeds from the issuance of Series A Preferred Stock and $3.4 million from the Charlotte A Note Sale. From our unrestricted cash, proceeds from A note sales, proceeds from issuances of Series A Preferred Stock, and anticipated proceeds from other potential capital markets transactions, we believe that we will have sufficient capital to fund our operations for at least the next 12 months.

We continue to experience robust demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of September 30, 2016, we had executed term sheets for investments in 13 separate self-storage development projects for an aggregate capital commitment of up to approximately $127.5 million. We anticipate that substantially all of the remaining capital in the SL1 Venture will be committed in 2016. Subsequent to September 30, 2016, we have received executed term sheets for an additional three projects, which term sheets could produce capital commitments of an additional $30.3 million. We can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the current fiscal year, we have continued to fund development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of September 30, 2016, six of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect certificates of occupancy to be issued on two of the remaining projects in the fourth quarter, on another two projects in the first quarter of 2017 and the final initial project in the fourth quarter of 2017. Since as many as 8 of the 11 initial development properties will have achieved certificates of occupancy during 2016, the amount of fair value adjustments for potential profit to be realized on those projects in 2017 and beyond is expected to be less than was recorded in 2016. Moreover, from January 1 through August 31, 2016, all development property investments were made through the SL1 Venture, of which we have a 10% interest, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital. Accordingly, we do not expect to record significant fair value adjustments during 2017 from the SL1 Venture. On the strength of our $125 million Series A Preferred Stock forward commitment from affiliates of Highland Capital Management, L.P., additional capital from senior participation sales and our anticipated ability to access public equity through our effective shelf registration statement, we resumed investing “on-balance sheet” in late September 2016 with a $12.9 million commitment to a project in Charlotte, North Carolina, which is not expected to be completed until the first quarter of 2018. We anticipate closing commitments for additional development property investments totaling between $60 million and $75 million during the fourth quarter 2016, and between $75 million and $90 million during the first quarter 2017. Most of these projects are not projected to commence construction until later in the first quarter or during the second quarter of 2017, so the amount of fair value adjustments for anticipated profits on these projects is expected to be limited in 2017 and is anticipated to accelerate in 2018.

During the nine months ended September 30, 2016, the underlying self-storage facilities of six of our development property investments with a profits interest each received certificates of occupancy and commenced operations. The following table reflects occupancy data as of November 6, 2016 for these six facilities:

Location	Date Opened	# Days Open	Occupancy
Riverview, Florida (Tampa)	April 11, 2016	210	64.4%
Ocoee, Florida (Orlando)	May 1, 2016	190	63.4%
Marietta, Georgia (Atlanta)	May 24, 2016	167	43.8%
Alpharetta, Georgia (Atlanta)	May 25, 2016	166	31.0%
Jacksonville, FL	August 12, 2016	87	34.0%
Charlotte, NC	August 18,2016	81	11.1%
Average		150	41.3%

The occupancy rates noted above pertain to the aforementioned six properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2015 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting the Company is included in Note 2 of the accompanying interim consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto.

Comparison of the three months ended September 30, 2016 and September 30, 2015:

(Dollars in thousands)	Three months ended
	September 30, 2016	September 30, 2015
Revenues:
Interest income from investments	$1,698	$578
Total investment income	1,698	578

Costs and expenses:
General and administrative expenses	1,463	1,213
Management fees to Manager	402	414
Transaction and other expenses	2	112
Restructuring costs	-	220
Deferred termination fee to Manager	-	158
Total costs and expenses	1,867	2,117

Operating loss	(169)	(1,539)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	436	-
Change in fair value of investments	4,867	85
Interest expense	(148)	-
Other interest income	8	47
Total other income	5,163	132
Net income (loss)	$4,994	$(1,407)

Revenues

Total interest income from investments for the three months ended September 30, 2016 was $1.7 million, an increase of $1.1 million from the three months ended September 30, 2015, and consists of interest earned on the outstanding principal balances on our investment portfolio and other assets and accretion of origination fees. Interest rates on the majority of our investment portfolio and other assets are 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other assets.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	September 30, 2016	September 30, 2015
Compensation and benefits	$944	$539
Occupancy	114	79
Business development	96	206
Professional fees	128	382
Other	181	7
Total general and administrative expenses	$1,463	$1,213

Total general and administrative expenses

Total general and administrative expenses for the three months ended September 30, 2016 were $1.5 million, an increase of $250 thousand from the three months ended September 30, 2015. Compensation and benefits for the three months ended September 30, 2016 increased primarily due to the Company’s ramp-up in personnel late in the third quarter of 2015. Additionally, compensation and benefits included $341 thousand and $133 thousand of stock-based compensation expense for the three months ended September 30, 2016 and September 30, 2015, respectively.

Transaction and other expenses

For the three months ended September 30, 2016, the transaction and other expenses of $2 thousand primarily consist of advisory fees and other expenses incurred in connection with the Company’s various financing transactions. The $0.1 million of transaction and other expenses for the three months ended September 30, 2015 consist of legal fees incurred in connection with the structuring and closing of our self-storage investments.

Other operating expenses

The management fees of $0.4 million in each of the three months ended September 30, 2016 and September 30, 2015 relate to the fee earned by the Manager pursuant to the management agreement. The restructuring costs incurred during the three months ended September 30, 2015 relate to exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices in the third quarter of 2015. The deferred termination fees to our Manager of $0.2 million for the three months ended September 30, 2015 represent the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the three months ended September 30, 2016 and September 30, 2015, we recorded other income of $5.2 million and $0.1 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments. The $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended September 30, 2016 relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended September 30, 2016 was $148 thousand and relates to interest incurred on the Company’s senior A note participations.

Comparison of the nine months ended September 30, 2016 and September 30, 2015:

We commenced operations on April 1, 2015 upon closing our IPO. Prior to that time, we had no operations; however, the Company incurred a net loss of $0.1 million during the three months ended March 31, 2015 due to organization costs for which we reimbursed our Company’s founder in April 2015.

(Dollars in thousands)	Nine months ended September 30,
	2016	2015
Revenues:
Interest income from investments	$4,374	$735
Total investment income	4,374	735

Costs and expenses:
General and administrative expenses	4,102	2,000
Management fees to Manager	1,218	823
Transaction and other expenses	2,129	262
Restructuring costs	54	220
Deferred termination fee to Manager	239	308
Total costs and expenses	7,742	3,613

Operating loss	(3,368)	(2,878)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	854	-
Change in fair value of investments	14,185	656
Interest expense	(186)	-
Other interest income	43	110
Total other income	14,896	766
Net income (loss)	$11,528	$(2,112)

Revenues

Total interest income from investments for the nine months ended September 30, 2016 was $4.4 million, an increase of $3.6 million from the nine months ended September 30, 2015 and consists of interest earned on the outstanding principal balances on our investment portfolio and other assets, accretion of origination fees, and prepayment fee income. Interest rates on the majority of our investment portfolio and other assets are 6.9% per annum. Approximately $0.2 million of the increase is attributed to the acceleration of $0.1 million of origination fee accretion and the recognition of $0.1 million of prepayment fee income received in conjunction with the repayment of an operating property loan during the nine months ended September 30, 2016. The remaining increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other assets.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Nine months ended September 30,
	2016	2015
Compensation and benefits	$2,547	$765
Occupancy	303	130
Business development	316	390
Professional fees	526	605
Other	410	110
Total general and administrative expenses	$4,102	$2,000

Total general and administrative expenses

Total general and administrative expenses for the nine months ended September 30, 2016 were $4.1 million, an increase of $2.1 million from the nine months ended September 30, 2015. The majority of the increase was attributed to the growth of the Company and its business activities, including an increase in headcount and stock-based compensation. Compensation and benefits included $828 thousand and $167 thousand of stock-based compensation for the nine months ended September 30, 2016 and 2015, respectively.

Transaction and other expenses

For the nine months ended September 30, 2016, the transaction and other expenses of $2.1 million primarily consisted of advisory fees and other expenses incurred in connection with the Company’s various financing transactions. The $0.3 million of transaction and other expenses for the nine months ended September 30, 2015 consisted of legal fees incurred by us in connection with the structuring and closing of our self-storage investments.

Other operating expenses

The management fees of $1.2 million and $0.8 million in the nine months ended September 30, 2016 and 2015, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The restructuring costs incurred during each of the nine month periods ended September 30, 2016 and 2015 relate to exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices in the third quarter of 2015. The deferred termination fees to our Manager of $0.2 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively, represent the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the nine months ended September 30, 2016 and 2015, we recorded other income of $14.9 million and $0.8 million, respectively, which primarily relates to the change in fair value of investments and our equity in earnings from the SL1 Venture. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments. The $0.9 million of equity in earnings from unconsolidated real estate venture in the nine months ended September 30, 2016 relates to our allocated earnings from the SL1 Venture. Interest expense for the nine months ended September 30, 2016 was $186 thousand and relates to interest incurred on the Company’s senior A Note participations.

Adjusted Earnings

Adjusted Earnings is a measure that is not specifically defined by accounting principles generally accepted in the United States (“GAAP”) and is defined as net income (computed in accordance with GAAP) plus stock-based compensation expense, transaction and other expenses, deferred termination fee to manager, and restructuring costs.

Adjusted Earnings should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that Adjusted Earnings is helpful to investors as a starting point in measuring our operational performance, because it excludes various non-cash items and other costs included in net income that do not relate to or are not indicative of our operating performance, which can make periodic and peer analyses of operating performance more difficult. The Company’s computation of Adjusted Earnings may not be comparable to other key performance indicators reported by other REITs or real estate companies.

The following tables are reconciliations of Adjusted Earnings (Loss) to net income (loss):

	Three months ended September 30,
	2016	2015
Net income (loss)	$4,994	$(1,407)
Plus: stock-based compensation	341	133
Plus: transaction and other expenses	2	112
Plus: deferred termination fee to Manager	-	158
Plus: restructuring costs	-	220
Adjusted Earnings (Loss)	$5,337	$(784)

	Nine months ended September 30,
	2016	2015
Net income (loss)	$11,528	$(2,112)
Plus: stock-based compensation	828	167
Plus: transaction and other expenses	2,129	262
Plus: deferred termination fee to Manager	239	308
Plus: restructuring costs	54	220
Adjusted Earnings (Loss)	$14,778	$(1,155)

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

Liquidity

As of September 30, 2016, the Company had unrestricted cash of $13.0 million. Subsequent to September 30, 2016, the Company has received $10.0 million of proceeds from the issuance of Series A Preferred Stock and $3.4 million from the Charlotte A Note Sale. Additionally, the Company has $115.0 million of shares of Series A Preferred Stock that may be issued from time to time, and the Company has an effective shelf registration statement on Form S-3 filed with the Securities and Exchange Commission for the issuance of up to $500 million of the Company’s or the Operating Company’s debt and equity securities. At September 30, 2016, we have unfunded commitments of $55.0 million related to our investment portfolio, and we expect to close the investments represented by the 16 executed term sheets with aggregate commitments of $157.8 million within the next 12 months. We also expect to close an unknown number of additional investments not currently subject to term sheets within the next 12 months. We intend to fund these investments and commitments with the sources described above and from the sales of additional senior participations on our investment portfolio, and we believe that we will have sufficient capital to fund our operations for at least the next 12 months.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Nine months ended September 30,
	2016	2015
Net income (loss)	$11,528	$(2,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(17,194)	445
Net cash used in operating activities	(5,666)	(1,667)
Net cash used in investing activities	(30,359)	(37,606)
Net cash provided by financing activities	5,175	108,252
Change in cash and cash equivalents	$(30,850)	$68,979

Cash decreased $30.9 million during the nine months ended September 30, 2016 as compared to an increase in cash of $69.0 million during the nine months ended September 30, 2015. Net cash used in operating activities for the nine months ended September 30, 2016 and 2015 was $5.7 million and $1.7 million, respectively, reflecting an increase in cash used of $4.0 million. During the nine months ended September 30, 2016, this increase was primarily attributable to our increase in general and administrative expenses in the 2016 period as compared to the 2015 period, which was largely driven by our overall growth and increase in headcount. The primary components of cash used in operating activities during the nine months ended September 30, 2016 were net income of $11.5 million and an increase in other noncash adjustments to net income of approximately $1.3 million. These increases were offset by interest capitalized on outstanding loans of $2.6 million, change in fair value of investments of $14.2 million, equity in earnings from unconsolidated real estate venture of $0.8 million, accretion of origination fees of $0.5 million, and a net decrease of $0.4 million for changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $30.4 million and $37.6 million, respectively. For the nine months ended September 30, 2016, the cash used for investing activities consisted primarily of $36.5 million to fund investments, $9.2 million to fund other loans, and $1.3 million to fund capital contributions to the SL1 Venture, offset by a $7.3 million return of capital from the SL1 Venture and $9.6 million from repayments of an operating property loan investment and other loan investments.

Net cash provided by financing activities for the nine months ended September 30, 2016 totaled $5.2 million and related to $6.4 million of dividends paid and $3.2 million of stock repurchases offset by $17.6 million of cash received in conjunction with the sale of senior loan participations on certain of our investments. For the nine months ended September 30, 2015, cash provided by financing activities totaled $108.3 million and related primarily to the proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million.

Equity Capital Policies

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Common stockholders will have no preemptive right to additional shares issued in any offering, and any offering may cause a dilution of your investment.

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

Leverage Policies

As of September 30, 2016 we have funded our loan portfolio with the proceeds of the IPO and the concurrent private placement and the sale of senior participations on certain of our investments. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change is made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

In connection with the Series A Preferred Stock Private Placement, we are required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. See “–Recent Developments - Series A Preferred Stock Private Placement.” The Company was in compliance as of September 30, 2016.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of September 30, 2016:

Contractual Obligations	2016	2017	2018	2019	2020 and thereafter	Total
Long-Term Debt Obligations (1)	$-	$-	$-	$17,550	$-	$17,550
Operating Lease Obligations	74	301	209	2	2	588
Total	$74	$301	$209	$17,552	$2	$18,138

(1)	Represents principal payments gross of discounts and debt issuance costs.

At September 30, 2016, we had $55.0 million of unfunded loan commitments related to our investment portfolio. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At September 30, 2016, we had $1.5 million of unfunded loan commitments related to our other assets. See “-Liquidity and Capital Resources - Liquidity.”

As of September 30, 2016, we had unrestricted cash of approximately $13.0 million.

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended September 30, 2016, we declared a cash dividend to our stockholders of $0.35 per share, payable on October 14, 2016 to stockholders of record on October 1, 2016. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2015 Form 10-K.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2016	December 31, 2015
Up 25 basis points	$(0.4)	$(0.5)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.4	0.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2016	December 31, 2015
Up 25 basis points	$(1.7)	$(0.1)
Down 25 basis points	1.8	0.1

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any legal proceedings.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2015 Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

On October 4, 2016, we issued an aggregate of 10,000 restricted shares of Series A Preferred Stock to the Buyers pursuant to the terms of the Purchase Agreement. The issuance of the Series A Preferred Stock to the Buyers was effected in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

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

As of September 30, 2016, the net proceeds from the IPO had been used as follows: (i) approximately $277,000 to reimburse Mr. Jernigan for amounts advanced or incurred in connection with the IPO and organization costs; (ii) approximately $10.7 million in dividends to shareholders, (iii) approximately $8.7 million to fund operations, and (iv) the remaining $85.3 million to fund loan transactions. As of September 30, 2016, no net proceeds from our IPO offering remained.

Repurchases of Common Stock

The following table provides information about repurchases of the Company’s common shares during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (dollars in thousands)

July 1- July 31	-	$-	-	$6,848
August 1- August 31	-	-	-	6,848
September 1- September 30	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

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

JERNIGAN CAPITAL, INC.

Date: November 8, 2016	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ William C. Drummond
William C. Drummond
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.1	Stock Purchase Agreement dated as of July 27, 2016 by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.2	Amendment No. 1 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated July 27, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.3	Registration Rights Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.4	Indemnification Agreement with James D. Dondero (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

