Form 10-K
period 2016-12-31
Jernigan Capital, Inc.
filed 2017-03-08
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36892

JERNIGAN CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1978772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6410 Poplar Avenue, Suite 650
Memphis, Tennessee	38119
(Address of principal executive offices)	(Zip Code)

(901) 567-9510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $72,971,160, based on the closing sales price of $13.94 as reported on the New York Stock Exchange.

On March 8, 2017, the registrant had a total of 8,997,707 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders scheduled to be held on or about May 3, 2017 are incorporated by reference into Part III of this annual report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2016.

FORWARD LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the SEC, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value; and
•	general volatility of the capital markets and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in other documents that we file from time to time with the SEC.

The following description of the business of Jernigan Capital, Inc. should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2016 (“report”). Unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “our Manager” refers to JCap Advisors, LLC, a Florida limited liability company.

PART I

ITEM 1. BUSINESS

General

We are a commercial real estate company incorporated in Maryland that provides capital to developers of self-storage facilities. Our principal business objective is to deliver attractive long-term risk-adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments. We expect to generate attractive, long-term returns on development property investments through interest payments (typically at a fixed rate) on our invested capital together with a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of self-storage facilities, which we refer to herein as “Profits Interests.” We have selectively made construction loans, operating property loans, and bridge loans where we have determined that making such loans will benefit our primary business. In addition, in connection with many of our development property investments, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal, and we may also make selective acquisitions of self-storage properties for which we do not have a right of first refusal consistent with our investment strategy described below.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments is reflected in the carrying values of those investments in our Consolidated Balance Sheets and in our Consolidated Statements of Operations. We believe reflecting our investments at fair value provides our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of December 31, 2016, we had 21 on-balance sheet development property investments and operating property loans, for an aggregate committed principal amount of $141.9 million, including 14 development property investments totaling approximately $101.8 million of aggregate committed principal amount, each of which provides us with a Profits Interest, three construction loans totaling approximately $30.0 million of aggregate committed principal amount and four operating property loans totaling approximately $10.0 million of aggregate committed principal amount. Each of the development property investments is located in a submarket within a major U.S. market with demographics that management believes will support successful lease-up and value creation in the property. As of December 31, 2016, we had funded approximately $86.9 million of the aggregate committed principal amount of our closed investments.

We have funded all of our investments to date with the following sources of capital:

•	net proceeds from our initial public offering of common stock (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;

•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;

•	net proceeds from the issuance of our Series A Preferred Stock pursuant to a Stock Purchase Agreement between us and funds managed by Highland Capital Management, L.P. (the “Purchase Agreement”) providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018; and

•	net proceeds from our follow-on public offering of common stock, which was consummated on December 13, 2016.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2016, the SL1 Venture had closed on eight additional development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2016.

The Company is externally managed and advised by JCAP Advisors, LLC (the “Manager”). The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both New York Stock Exchange listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 28 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Investment Strategy

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

We seek to directly originate and structure our target investments utilizing the contacts and self-storage knowledge and experience of our Manager’s personnel, which enables us to: (1) originate broad and adaptable investments that meet the specific needs of our customers and meet our requirements for qualification as a REIT and exclusion from the definition of an investment company under the Investment Company Act of 1940, or the 1940 Act; (2) have direct access to our borrowers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight to our customers’ pro forma capital structures, construction budgets, projections and operational decisions; and (4) earn origination fees. We believe that direct origination of investments also provides us the opportunity to service such loans on an ongoing basis, allowing us to utilize our substantial self-storage industry expertise to better monitor and reduce the risk of loss of principal on our investments.

The majority of investments we originate are in principal amounts ranging from $5 million to $15 million.

Target Investments

We focus primarily on originating the following types of investments:

•

Development Property Investments: These investments are intended to finance ground-up construction of self-storage facilities or major self-storage conversion or redevelopment opportunities generally in the top 50 MSAs. These investments are typically funded over time as the developer completes the project. Funding of construction draws on development loans typically commences 90 to 120 days following the loan closing, subject to the timing of building permits, which sometimes can be delayed up to 180 days or more following closing. Our development investments have typically been structured as first mortgages on the development projects, with a term of 72 months, are interest-only with a fixed interest rate of 6.9% per annum, and typically provide us with a 49.9% profits interest consisting of an interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project. We generally provide 90% of the cost to develop and construct new development projects, with cost being inclusive of land acquisition, design and other soft costs, hard costs, a developer’s fee and operating and interest reserves designed to fund the project until it is earning enough cash flow to cover all costs, including interest on our investment. Also included among our development property investments are construction loans, which are funded on a similar schedule to our other development property investments, typically have a loan term of 18 months that can be extended on a case-by-case basis, are interest-only with a fixed interest rate of 6.9% per annum, are secured by a first mortgage and are typically subject to either a “take-out” under definitive purchase and sale agreements in place with respect to the financed project or has a bona fide written offer on the property. We have limited construction loans to developers in circumstances that we believe enhance our primary business of providing development capital with a profits interest. As of December 31, 2016 we had three such loans outstanding, and one was repaid in full in January 2017. We do not intend for construction loans on these terms to be a significant component of our business beyond the three loans we had outstanding as of December 31, 2016.

•	Operating Property Loans: These loans are intended to finance the acquisition of, refinance existing indebtedness on, or recapitalize presently operating self-storage facilities. Like our construction loans, we have limited operating property loans to situations that we believe enhance our primary business. These loans are typically fully funded at the time of origination, are secured by first mortgages on the projects financed, are interest-only with a fixed interest rate ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months. As of December 31, 2016 we had four such loans outstanding having an aggregate principal balance of approximately $10.0 million, and we do not intend for operating property loans to be a significant component of our business beyond the four loans we have outstanding as of December 31, 2016.

In addition to our primary focus, we occasionally will originate other loans including:

•	Bridge Loans and Credit Lines: These loans are intended for borrowers who are typically seeking short-term capital to be used in an acquisition, refinancing, recapitalization or repositioning of a given facility, portfolio or partnership interest or pursuit of development sites. These loans typically have shorter maturity terms than our other loans. We will extend bridge loans only if secured by a first mortgage on a self-storage site that has proper zoning and a clean environmental condition and only to borrowers who intend to refinance such bridge loans with development investments made by us. We expect these loans to be an insignificant part of our business. These loans are accounted for at historical cost and are not subject to fair value adjustments.

The following table summarizes certain targeted characteristics of our investment portfolio:

	Description / Type	LTC Range	Average Term (Years)	Funding Schedule	Profits Interest
Development Property Investments	• Ground-up construction • Major redevelopment	Typically at 90% (1)	4-6	10%-30% funded at origination; balance funded on 9-14 month draw schedule	Yes (2)

Operating Property Loans	• Acquisitions • Refinancing • Recapitalization	Up to 90%	4-6	Fully funded at origination	Not typically

(1)	Certain development property investments may have loan-to-cost, or LTC, ratios in excess of 90%.
(2)	Except construction loans, which carry no Profits Interests.

With respect to a majority of our development property investments, we possess a right of first refusal to purchase the underlying self-storage facility. Our right of first refusal with respect to a self-storage facility is typically triggered when the owner of the facility obtains a firm offer for the purchase of the facility from a third party that such owner desires to accept. After receipt of notice of such offer, we typically have 10 to 15 business days to exercise our right to purchase the project at the price and on the terms set forth in the bona fide third party offer. Following our exercise of our right of first refusal, we typically have a 20 to 30 business day inspection period, and we may cancel our exercise of our right of first refusal prior to the end of such inspection period. After expiration of the inspection period, we will close the purchase of the self-storage facility. Our out-of-pocket funds to close the purchase of a facility acquired by our exercise of our right of first refusal will typically be the contract purchase price less mortgage debt and less any Profits Interest we have with respect to the facility. In a situation where we continue to hold the debt on the facility, our out-of-pocket funds to close would typically be approximately equal to the owner’s equity and share of profit on the sale of the facility. We expect to exercise rights of first refusal to purchase self-storage facilities we have financed, subject to our ability to obtain financing. In addition, we anticipate some developers with whom we have invested to offer from time-to-time to sell us, and we may purchase from them, their interests in the development properties in which we have co-invested.

Investment Activity

On-balance sheet investment activity

Our self-storage investments at December 31, 2016 consisted of the following:

•	Development Property Investments - We had 14 investments totaling an aggregate committed principal amount of approximately $101.8 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project, is secured by a first mortgage on the development project and includes a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

We also had three construction loan investments totaling an aggregate committed principal amount of approximately $30.0 million, each of which has an initial term of 18 months that may be extended on a case-by-case basis. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser or has a bona fide written offer on the property, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility. Subsequent to December 31, 2016, we received $6.7 million for the repayment of our construction loan in the West Palm Beach, Florida MSA.

•	Operating property loans - We had four term loans totaling $10.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

Our development property investments and operating property loans are collectively referred to herein as our investment portfolio.

As of December 31, 2016, the aggregate committed principal amount of our investment portfolio is approximately $141.9 million and outstanding principal is $86.9 million, as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1 (2)	8,132	7,694	438	10,404
6/19/2015	Tampa (2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2 (2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1 (2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee (2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven (2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh (3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1 (2)	6,445	5,852	593	7,962
10/27/2015	Austin (3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach (4)	7,500	6,712	788	6,702
8/5/2015	Sarasota	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
	Subtotal	$131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
	Subtotal	$9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2016. See “Item 8 – Financial Statements and Supplementary Data – Note 4, Fair Value of Financial Instruments”, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2016. See “Item 8 – Financial Statements and Supplementary Data – Note 4, Fair Value of Financial Instruments”, for information regarding recognition of entrepreneurial profit.
(4)	This investment was repaid in January 2017

Off-balance sheet real estate venture activity

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million (fair value of $7.7 million). In addition, as of December 31, 2016, the SL1 Venture had closed on eight new development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2016. During the year ended December 31, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the year ended December 31, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

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

Under the JV Agreement, during the pendency of the SL1 Venture, and as long as the SL1 Venture holds any assets, Heitman has the right of first offer to participate in any joint venture or similar program pursued by us on substantially the same terms as those set forth in the JV Agreement. This right of first offer includes any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities.

As of December 31, 2016, SL1 Venture had 11 development property investments with a profits interest as described in more detail in the table below (dollars in thousands):

Closing Date	MSA	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$5,593	$8,274	$5,598
5/14/2015	Miami 2 (2)	14,849	4,753	10,096	4,690
9/25/2015	Fort Lauderdale (2)	13,230	3,499	9,731	3,428
4/15/2016	Washington DC	17,269	7,201	10,068	7,092
4/29/2016	Atlanta 1	10,223	371	9,852	271
7/19/2016	Jacksonville	8,127	1,845	6,282	1,769
7/21/2016	New Jersey	7,828	583	7,245	499
8/15/2016	Atlanta 2	8,772	1,233	7,539	1,133
8/25/2016	Denver	11,032	2,044	8,988	1,912
9/28/2016	Columbia	9,199	1,416	7,783	1,303
12/22/2016	Raleigh	8,877	957	7,920	873
	Total	$123,273	$29,495	$93,778	$28,568

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.

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

Origination

Our Manager utilizes its self-storage industry knowledge and relationships to originate a substantial majority of our investments. Six of the 17 employees of our Manager who provide services to the Company, including Messrs. Good and Jernigan, are actively engaged in the origination process. The Manager’s employees solicit self-storage facility owners, developers, commercial mortgage loan brokers, financial institutions and others throughout the United States. Each employee of the Manager responsible for originating loans has the self-storage industry knowledge, real estate and finance expertise to determine what investment structure best meets the needs of the borrower and the optimal structure of a financing solution. We believe the self-storage industry experience, knowledge and relationships of our Manager uniquely position us to significantly grow our investment portfolio.

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

Key factors considered in credit decisions include debt service coverage, loan-to-value, or LTV, and loan-to-cost, or LTC, ratios, development yield, debt yield, cash equity remaining in the deal or level of cash out to the borrower, competitive set relative performance, and facility historical and projected operating performance. Consideration is also given to other factors such as borrower concentration, facility concentration (both by type and location), identification of repayment strategy and expected changes in market conditions.

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

Investment Guidelines

Our board of directors has adopted the following general guidelines for our investments and borrowings:

•	no investment will be made that would cause us to fail to qualify as a REIT;

•	no investment will be made that would cause us to be regulated as an investment company under the Investment Company Act;

•	no more than 20% of our equity, determined as of the date of such investment, will be invested in any single project and no more than 20% of our equity, determined as of the date of such investment, will be invested in projects controlled by a single borrower or group of affiliated borrowers that would form a consolidated group under U.S. generally accepted accounting principles (“GAAP”);

•	over time our average leverage will be in the 25% to 35% range, but we may borrow up to 100% of the principal value of certain development loans secured by first mortgages;

•	we will maintain a portfolio of geographically diverse assets; and

•	our Manager must seek the approval of a majority of our independent directors before engaging in any transaction that falls outside of our investment guidelines.

These investment guidelines may be changed or waived by our board of directors (which must include a majority of our independent directors) without the approval of our stockholders.

Relationship with Our Manager

On April 1, 2015, we entered into a management agreement with our Manager (the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager is responsible for (a) our day-to-day operations, (b) determining investment criteria and strategy in conjunction with our Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring our portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with our investment guidelines, investment strategy, and financing strategy.

On May 23, 2016, we entered into an Amended and Restated Management Agreement (the “Amended and Restated Management Agreement”) by and among the Company and the Manager that amends and restates the original Management Agreement dated April 1, 2015. The Amended and Restated Management Agreement was approved on behalf of the Company and the Operating Company by a unanimous vote of the Nominating and Corporate Governance Committee of our Board of Directors, which consists solely of independent directors.

The Amended and Restated Management Agreement modifies certain procedures with respect to the future internalization of the Manager (as described in the Amended and Restated Management Agreement, an “Internalization Transaction”). Prior to entry into the Amended and Restated Management Agreement, if no Internalization Transaction had occurred prior to the end of the last renewal term, the Manager would have been entitled to the Termination Fee (as defined in the Amended and Restated Management Agreement) and we would not have acquired the assets of the Manager. The Amended and Restated Management Agreement, however, requires an Internalization Transaction at the end of the last renewal term (if an Internalization Transaction or termination of the Amended and Restated Management Agreement has not occurred prior to that date).  The Internalization Price in such event would equal the Termination Fee amount and we would receive the Manager’s assets.  Accordingly, the amount the Manager would receive has not changed, but we now would receive the assets of the Manager, which it would not have received prior to the Amended and Restated Management Agreement.

Under the Amended and Restated Management Agreement, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by the Operating Company in exchange for the Internalization Price (as described herein). At such time, all employees of the Manager shall become employees of the Operating Company and the Manager shall discontinue all business activities. Unlike an Internalization Transaction that occurs prior to the end of the final renewal term of the Amended and Restated Management Agreement, an Internalization Transaction that occurs at the end of the final renewal term shall not require a fairness opinion, the approval of a special committee of the our Board of Directors or the approval of the our stockholders.

The “Internalization Price” payable in the event of an Internalization Transaction at the end of the last renewal term shall be equal to the Termination Fee and our Board of Directors has no discretion to change such Internalization Price or the conditions applicable to its payment.

The Internalization Price paid to the Manager in any Internalization Transaction will be payable by the Operating Company in the number of units of limited liability company interests (“OC Units”) of the Operating Company equal to the Internalization Price, divided by the volume-weighted average of the Company’s closing market price of the common stock for the ten consecutive trading days immediately preceding the date with respect to which value must be determined. However, if our common stock of is not traded on a national securities exchange at the time of closing of any Internalization Transaction, then the number of OC Units shall be determined by agreement between our Board of Directors and the Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with Accounting Standards Codification (“ASC”) 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, we recognized the lowest aggregate amount within the range of outcomes. Accordingly, we estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, we ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, we recorded $0.2 million and $0.5 million of expense for the deferred termination fee for the years ended December 31, 2016 and 2015, respectively.

The initial term of the Management Agreement will be five years, with up to a maximum of three, one-year extensions that end on the applicable anniversary of the completion of our offering. Our independent directors will review the Manager’s performance annually. Following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (b) we determine that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the independent directors. We will provide our Manager with 180 days’ prior notice of such a termination. Upon such a termination, we will pay the Manager a Termination Fee except as provided below.

No later than 180 days prior to the end of the initial term of the Management Agreement, the Manager will offer to contribute to our Operating Company at the end of the initial term all of the assets or equity interests in the Manager at the internalization price and on such terms and conditions included in a written offer provided by the Manager.

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of our independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. If the Manager and the special committee are unable to agree, the Manager and the special committee will repeat this process annually during the term of any extension of the Management Agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee. As described above, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date, and such Internalization Transaction shall not require a fairness opinion, the approval of a special committee of our Board of Directors or the approval of our stockholders.

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

We also may terminate the Amended and Restated Management Agreement at any time, including during the initial term, without the payment of any Termination Fee, with 30 days’ prior written notice from the Board of Directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Amended and Restated Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of our independent directors determines is materially detrimental to us; (iv) the Manager committing fraud against us, misappropriating or embezzling our funds, or acting grossly negligent in the performance of its duties under the Amended and Restated Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for us and to manage and develop our investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) both the current Chief Executive Officer and the current President and Chief Operating Officer are no longer senior executive officers of the Manager or us during the term of the Amended and Restated Management Agreement other than by reason of death or disability.

The Manager may terminate the Amended and Restated Management Agreement if the Company becomes required to register as an investment company under the 1940 Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay the Manager a Termination Fee. The Manager may also decline to renew the Amended and Restated Management Agreement by providing the Company with 180 days’ written notice, in which case we would not be required to pay a Termination Fee.

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $3.3 and $2.1 million for the years ended December 31, 2016 and 2015, respectively.

Management Fees

As of December 31, 2016, the Company did not have any personnel. As a result, we are relying on the properties, resources and personnel of the Manager to conduct operations. We have agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that we pay to repurchase our common stock since inception, provided that if our retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable independent of the performance of our portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.7 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, we had outstanding fees due to Manager of $1.0 million and $0.7 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our board of directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the board of directors. The calculation generally will be reviewed by the board of directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for any quarter in the years ended December 31, 2016 and 2015.

Competition

Our net income depends, in part, on our ability to originate or acquire loans at favorable spreads over our cost of capital. In originating or acquiring our target investments, we may compete to a limited degree with other self-storage REITs, including the four publicly-traded self-storage REITs (Public Storage, Extra-Space Storage, CubeSmart and Life Storage, Inc.), and to a greater degree with other commercial mortgage REITs, specialty finance companies, such as business development companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

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

Employees

We have no employees and are managed by our Manager pursuant to our Management Agreement. Our Manager currently has 17 employees who provide services to the Company. Our officers, comprised of our Chief Executive Officer (“CEO”), President and Chief Operating Officer (“COO”), and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), are owners and/or employees of our Manager.

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

Available Information

We maintain a website at www.jernigancapital.com and make available, free of charge, on our website (a) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Our documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations - Jernigan Capital, Inc., 6410 Poplar Avenue, Suite 650, Memphis, TN 38119.

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

RISKS RELATED TO SOURCES OF FINANCING AND HEDGING

The JV Agreement for the SL1 Venture contains certain funding conditions and processes that could result in delays in funding projects or denial of funding altogether, which could have a material adverse effect on our relationships with our developers, our ability to generate additional investments and our business, financial condition and results of operations.

Under the JV Agreement for the SL1 Venture, Heitman has the right to receive draw requests a significant number of days in advance of funding such draws. Delays in funding draws on closed investment transactions could cause (A) liens to be placed on financed projects, (B) the developer/borrower to incur costs and penalties to contractors and subcontractors, (C) us to be required to fund draws and seek reimbursement from the SL1 Venture, which could adversely affect our liquidity, and/or (D) contractors or subcontractors to sue the developer/borrower, who in turn could seek to hold us responsible. The occurrence of any of these events could result in significant expense to us or cause us to lose business, which could have a material adverse effect on the fair value of our investments, our financial condition and results of operations and our ability to pay dividends.

The SL1 Venture contains a “put” provision with respect to certain development property investments, the exercise of which could require us to expend significant capital to reacquire development property investments at a time when such capital might not be readily available, which could materially adversely affect our financial condition, liquidity and results of operations.

The JV Agreement contains a provision that permits Heitman to cause us to repurchase from Heitman its share of its interests in the developer entities (the “Developer Equity Interests”). Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which we have made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to us its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The exercise by Heitman of its put right with respect to any development property investment at a time when we lack capital could result in our being in default under the JV Agreement, in which event we could lose some or all of our economic benefit from the SL1 Venture, including, but not limited to, being removed as the managing member of the SL1 Venture. Moreover, if we are required to use our capital to pay the price of any put by Heitman, we may be unable to fund other commitments or add investments in the future, which could materially adversely affect our financial condition, liquidity and results of operations.

Heitman has certain rights of first offer/refusal on follow-on joint ventures and other similar financings during the pendency of the SL1 Venture, which could materially adversely affect our ability to source other equity capital on a competitive basis.

Under the JV Agreement, during the pendency of the SL1 Venture, and as long as the SL1 Venture holds any assets, Heitman has the right of first offer to participate in any joint venture or similar program pursued by us on substantially the same terms as those set forth in the JV Agreement. This right of first offer is extensive, and includes any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities. Heitman’s possession of such rights could materially adversely affect our ability to obtain joint venture terms from another prospective joint venture partner that could be more favorable to us than the terms of the SL1 Venture and have a corresponding adverse impact on our business.

The SL1 Venture is subject to certain provisions triggered by a change in control of the Company that would permit Heitman to serve as managing member of the SL1 Venture instead of us or, in the alternative, cause a sale of the SL1 Venture’s assets, which could result in the Developer Equity Interests held by the SL1 Venture being liquidated at a time prior to their achieving their full value or Heitman obtaining control of the assets of the SL1 Venture, which could materially adversely affect the relationship between the SL1 Venture and developers/borrowers to the material detriment of maximizing the value of the assets of the SL1 Venture.

The JV Agreement provides that if we experience a change in control, which is defined as (i) the sale of all or substantially all of our assets (excluding the assets of the SL1 Venture), (ii) any merger, reorganization, share exchange, recapitalization, restructuring, or consolidation or similar transaction, which would result in a change in ownership of more than a majority of our common stock,(iii) the acquisition by any person of an aggregate of a majority of the beneficial ownership of our common stock unless current directors or directors who are selected, nominated or approved by our current directors or future approved directors continue to comprise a majority of the board of directors of the Company following such acquisition, (iv) the replacement of a majority of our current directors or directors who are selected , nominated or approved by our current directors or future approved directors, (v) the de-registration of our common stock, or (vi) our bankruptcy or insolvency, then Heitman may either remove and replace us as managing member of the SL1 Venture or cause the SL1 Venture to sell all of its assets. If we are removed as managing member of the SL1 Venture, then the relationship between the SL1 Venture and the developer/borrowers under the development property investments held by the SL1 Venture could be adversely affected, prompting such developer/borrowers to prematurely sell assets at less than optimal value. Further, if we are removed as the managing member upon an event of default (as defined in the JV Agreement) or a change in control, we will lose any reimbursement or fees earned during or attributable to the period prior to our removal and we only will be entitled to promote distributions, if any, based on the fair market value of the assets as of the date of our removal. The sale of assets of the SL1 Venture at a time prior to the Developer Equity Interests underlying the development property investments fully maturing could have a material adverse effect on us.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the SL1 Venture, which may materially impact our ability to control our development property investments and operate our business.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the SL1 Venture. These “Major Decisions” include, but are not limited to, the incurrence of any indebtedness, the sale or disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture. This right to approve all Major Decisions may impact our ability to acquire or dispose of the assets in the SL1 Venture, make other critical investment decisions to maximize the value of the assets in the Heitman Joint Activity, or close on other attractive investment opportunities. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing, or other aspects of our business.

We may be unable to make distributions at expected levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our board of directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. In addition, we are required to pay to the holders of our Series A Preferred Stock, a quarterly dividend in cash and in additional shares of Series A Preferred Stock or shares of our common stock, at the election of the holders of the Series A Preferred Stock. The quarterly dividend payable to the holders of our Series A Preferred Stock rank senior to our common stock. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock.

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we are not able to retain significant earnings to fund future capital needs, including our investments in self-storage facilities, and must rely largely on third-party sources to fund our capital needs. We currently fund a portion of our capital needs by the sale of senior participations in certain investments to a limited number of financial institutions. If we are unable to sell additional senior participations in the future to those financial institutions, or the terms available are unattractive to us, we may not be able to obtain financing on favorable terms or at all. Our access to third-party sources of capital would depend, in part, on:

•	general market conditions;

•	the market’s perception of our financial strength and growth potential;

•	our debt levels;

•	our earnings and expected earnings;

•	our cash flows and cash distributions; and

•	the market price per share of our common stock.

If we are unable to raise funds by the sale of our senior participations and we cannot otherwise obtain capital from third-party sources, we may not be able to fund the obligations in our portfolio or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

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

Substantially all of our portfolio investments are, and will continue to be, in the form of loans and positions or securities that are recorded at fair value and are not publicly traded. Personnel employed by our Manager will perform valuations of our investments and such persons are not valuation experts. The fair value of securities and other investments that are not publicly traded may be difficult to determine and may involve substantial judgment on the part of our Manager. We will value these investments quarterly at fair value, which likely will include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors which might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, our borrowers’ earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exit date, prevailing cap rates for self-storage properties, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the fair value of our investments significantly decreases from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

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

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Our investment portfolio consists primarily of loans on self-storage facilities, which subject us to risks inherent in investments for a single industry. An over-supply of or decrease in the demand for self-storage units would likely have a greater adverse effect on our revenues than if we owned a more diversified investment portfolio. Over-supply can occur when developers over-build the self-storage needs of a particular market or sub-market. Demand for self-storage units has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self-storage facilities in an area. To the extent that any of these conditions occur, they are likely to have a negative impact on the value of our investments, which could cause a decrease in our revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self-storage-related investments.

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

A substantial majority of our investments do not conform to conventional loan standards applied by traditional lenders. Virtually all of our investments are not rated, and, if they were rated, would be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the facilities underlying the loans, the borrowers’ credit history, the underlying facilities’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

In the course of our investing activities, we will pay base management fees to our Manager and will reimburse our Manager for all expenses it incurs except the salaries and bonuses of our Manager’s chief executive officer, and chief financial officer and a portion of the salary of our president and chief operating officer, regardless of the performance of our investment portfolio. The Manager may, at its option, elect not to seek reimbursement for certain expenses during a quarterly period, which determination shall not be deemed to construe a waiver of reimbursement for similar expenses in future periods. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Because we will pay a base management fee and reimburse expenses regardless of how our portfolio performs, our Manager’s interests may be less aligned with our stockholders’ interests than if we were internally managed and our management team was compensated largely based on performance.

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

The Management Agreement may not be terminated by us during its initial five-year term except for cause. After the initial term, termination of the management agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the management agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days’ prior notice of any such termination. Additionally, upon such a termination, the management agreement provides that we will pay our Manager a termination fee equal to the greater of three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter, or the internalization price that would be payable pursuant to the formula set forth in our management agreement. This provision increases the cost to us of terminating the management agreement and adversely affects our ability to terminate our Manager without cause. See “Item 1 - Relationship with our Manager”.

The incentive fee payable to our Manager under the management agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation and the price it would receive upon internalization of our Manager.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Moreover, to the extent such higher incentive compensation increases the EBITDA of our Manager, the internalization sale price described in our management agreement increases by a multiple of such increased EBITDA. Investments with higher yield potential are generally riskier or more speculative, and a focus on these higher yielding investments could result in increased risk of loss of value of our investment portfolio. See “Item 1 - Relationship with our Manager - Incentive Fees”.

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

Pursuant to the management agreement, our Manager is obligated to present to us an initial proposal to internalize our Manager no later than 180 days prior to the end of the initial term of the management agreement. If an internalization of our Manager has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Company is required to internalize the Manager to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by our Operating Company in exchange for the internalization price. Any proposal from our Manager will be the subject of definitive documentation and negotiation between us and our Manager to conclude an internalization transaction, which could adversely affect our business and growth. If we choose not to internalize our Manager and not to renew the management agreement or we terminate the management agreement at any time after the initial term other than for cause, we will be obligated to pay our Manager a termination fee equal to the greater of (A) three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (B) the Internalization Price. If we internalize our Manager automatically following the expiration of the last renewal term, we will pay an internalization price equal to the termination fee.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our board of directors does not approve each investment and financing decision made by our Manager, which may result in riskier investments.

While our board of directors periodically reviews our investment portfolio, they do not review all of our proposed investments. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Our investment guidelines may be changed from time to time. Furthermore, our Manager may cause us to enter into investments utilizing complex strategies and transactions that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exclusion from registration under the 1940 Act. Decisions made and investments entered into by our Manager may not fully reflect our stockholders’ best interests.

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

In addition, distributions that we make to our stockholders out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) and not designated by us as capital gain dividends generally will be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as capital gain dividends and generally will be taxed to our stockholders as long-term capital gain to the extent that such distributions do not exceed our actual net capital gain for the taxable year, without regard to the period for which the stockholder that receives such distribution has held its stock. Distributions in excess of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes, and not designated by us as capital gain dividends will constitute a return of capital. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock, but not below zero. Distributions in excess of our current and accumulated earnings and profits that exceed a stockholder’s basis are included in such stockholder’s income as capital gain.

We have issued and will continue to issue shares of our Series A Preferred Stock that ranks senior to our common stock in priority of dividend payment and upon liquidation, dissolution or winding up and has additional corporate governance rights, materially adversely affect our ability to pay dividends to holders of our common stock and the trading price of our common stock.

As of December 31, 2016, we had 10,000 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of $10.0 million, and pursuant to the terms of the Stock Purchase Agreement, we are required to issue up to at least an additional $40.0 million in shares of Series A Preferred Stock prior to July 27, 2018, with the ability to issue up to an aggregate of $125.0 million of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to a quarterly distribution payable in cash and in either additional shares of Series A Preferred Stock or shares of our common stock, at the holders’ election, as well as a cash premium upon the occurrence of certain triggering events. The Series A Preferred Stock ranks senior to our common stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up. As a result, distributions on the Series A Preferred Stock may limit our ability to make distributions to holders of our common stock. Further, upon our liquidation, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to the greater of $1,000 per share, plus all accumulated but unpaid dividends thereon to, but not including, the date of any liquidation or the amount that would be paid on such date in the event of a redemption following a change of control. Holders of shares of our common stock bear the risk that our future issuances of equity securities, including additional shares of our Series A Preferred Stock and/or shares of our common stock as quarterly dividend payments to the holders of our Series A Preferred Stock, will dilute the ownership interest of existing holders of our common stock, and may negatively affect our results of operations and the trading price of our common stock.

In addition, so long as any shares of our Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. Further, if we are unable to pay the full amount of the Series A Preferred Stock quarterly dividends for six or more quarterly dividend periods, whether or not consecutive dividend periods, we are required to increase the size of our Board of Directors by two members, and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until we pay the full amount of accumulated and unpaid dividends. Moreover, if at any time that the Series A Preferred Stock remains outstanding, Dean Jernigan, our current Chief Executive Officer and Chairman of the Board, voluntarily leaves the position of Chief Executive Officer, and is not serving as the Executive Chairman of the Board, the holders of the Series A Preferred Stock will have the right to accept or reject the service of any person as Chief Executive Officer (or such person serving as the principal executive officer) of the Company. Such additional governance rights may grant the holders of our Series A Preferred Stock additional control rights, which may impact our ability to run our business, and may adversely affect the trading price of our common stock.

Mandatory redemption of our Series A Preferred Stock upon the occurrence of certain future events may require us to make substantial payments to the holders of our Series A Preferred Stock, which may limit our ability to pay distributions to the holders of our common stock in the future.

Until July 27, 2019, upon the occurrence of certain change of control events, the holders of shares of our Series A Preferred Stock have the option to cause us to redeem their shares at a redemption price of $1,000 per share, plus accumulated and unpaid dividends, plus a make-whole premium designed to provide the holders of the Series A Preferred Stock with a return on the redeemed shares equal to a 14.0% internal rate of return through July 27, 2019.

The redemption of our Series A Preferred Stock may require us to make substantial payments to the holders of our Series A Preferred Stock, which would limit our ability to pay distributions to the holders of our common stock and may affect materially our ability to fund our investment portfolio.

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

Our board of directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;

•	the amendment of our charter, except that our board of directors may amend our charter without stockholder approval to:

•	change our name;

•	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;

•	increase or decrease the aggregate number of shares of stock that we have the authority to issue;

•	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and

•	effect certain reverse stock splits;

•	our liquidation and dissolution; and

•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange. All other matters are subject to the discretion of our board of directors

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

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds 40% of our total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) to register as an investment company under the 1940 Act, any of which could negatively affect our business, the value of our common stock, the sustainability of our business model, and our ability to make distributions, which also could have an adverse effect on our business and the market price for our shares of common stock. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including restrictions on the ability to use leverage), management, operations, prohibitions on transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. Additionally, our Manager may terminate our Management Agreement if we are required to register as an investment company under the 1940 Act.

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

We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2015. However, we may terminate our REIT election if our board of directors determines that not qualifying as a REIT is in the best interests of our stockholders, or our REIT election may be inadvertently terminated. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We continue to be organized and operate in a manner designed to satisfy all the requirements for qualification as a REIT. The REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the REIT asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income or quarterly asset requirements also depends on our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all the requirements for qualification as a REIT. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties (including self-storage facilities or mortgage loans) that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% penalty tax (the “prohibited transactions tax”). Also, we may not make sufficient distributions to avoid certain excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.

To qualify as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce your overall return.

In order to qualify and maintain our status as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and will be subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be used to fund loans, and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings while we qualify as a REIT, it is possible that we might not always be able to do so.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

For so long as we qualify as a REIT, our ability to dispose of property during the first few years following acquisition may be restricted to a substantial extent as a result of our REIT qualification.

Under applicable provisions of the Code regarding prohibited transactions by REITs, we will be subject to the prohibited transactions tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property, but including self-storage facilities and mortgage loans held as inventory or primarily for sale to customers in the ordinary course of business) that we own, directly or through any subsidiary entity, but generally excluding our TRSs, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. While we qualify as a REIT, we may avoid the 100% prohibited transaction tax by (a) conducting activities that may otherwise be considered prohibited transactions through a TRS (but such TRS will incur income taxes), (b) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary, will be treated as a prohibited transaction, or (c) structuring certain dispositions of our assets to comply with a prohibited transaction safe harbor available under the Code for assets held for at least two years. However, no assurance can be given that any particular asset we own, directly or through any subsidiary entity, but generally excluding any TRS of ours, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to the prohibited transactions tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our loan sales, even though such sales or structures might otherwise be beneficial for us. If we sell a first mortgage loan through a TRS, it is possible that gain from the sale of the loan will be recharacterized as though we sold the loan directly. Even if the sale of a loan by a TRS is not recharacterized, any gain on the sale by the TRS will be subject to regular corporate income tax.

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

Also, our investment structures may consist of a mortgage loan or mortgage loans as well as a profits or other equity interest in the borrower. It is possible the IRS could disagree with the amount of our investment that we allocate to the mortgage loan or loans (or between such loans) and the profits or other equity interest. If the IRS successfully allocated less of our investment to the mortgage loan or loans, it is possible such loans could be treated as having been issued with OID. As described above, the OID could generate phantom income, unless such OID was de minimis.

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

Some of our equity participations are structured as equity interests in our borrowers. For purposes of the REIT asset and income tests, our equity interest in a borrower that is a partnership for federal income tax purposes will represent an interest in the borrower’s income or assets based on our capital interest in the partnership. We intend to obtain covenants from borrowers in which we own an equity interest that require the borrower to hold nearly all qualifying assets for purposes of the REIT 75% asset test and earn nearly all of its income from qualifying income for purposes of the REIT 75% and 95% income tests. If a borrower does not comply with such covenants, our ability to qualify as a REIT could be adversely affected. Alternatively, we may hold equity interests in borrowers through a TRS, in which case income derived from the equity interest may be subject to U.S. federal, state or local income tax.

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

We do not own any real estate or other physical properties materially important to our operation. Beginning August 17, 2015, our principal executive offices are located at 6410 Poplar Avenue, Suite 650, Memphis, TN 38119. Our principal executive office is leased by our Manager and pursuant to the terms of our Management Agreement, we reimburse our Manager for such office’s rent. Prior to August 17, 2015, our principal executive offices were located at 1395 Brickell Avenue, Miami FL 33131. Our Manager still has a lease on this office space, and pursuant to the terms of our Management Agreement, we reimburse our Manager for such office’s rent. This rent is offset by sublease income received from our sub lessee. The cost associated with and the corresponding sublease income received on the Miami office space were both recorded in restructuring costs in our Consolidated Statements of Operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2016, we were not involved in any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “JCAP” on March 27, 2015. On March 7, 2017, the closing sales price for our common stock on the NYSE was $22.65 per share, and there were seven registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company and which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table presents the high and low sales prices per share of our common stock for the applicable periods:

	High	Low	Cash Dividends Declared Per Share of Common Stock
2015:
First quarter (1)	$21.17	$20.01	$-
Second quarter	$21.99	$20.07	$0.35	(2)
Third quarter	$20.57	$16.42	$0.35	(3)
Fourth quarter	$19.04	$14.20	$0.35	(4)

2016:
First quarter	$16.90	$12.58	$0.35	(5)
Second quarter	$15.80	$10.10	$0.35	(6)
Third quarter	$19.62	$13.71	$0.35	(7)
Fourth quarter	$22.02	$16.03	$0.35	(8)

(1)	Information is provided only for the period from March 27, 2015 to March 31, 2015 as shares of our common stock did not begin trading publicly until March 27, 2015.
(2)	On June 3, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on July 15, 2015 to our common stockholders of record on July 6, 2015.
(3)	On August 26, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on October 15, 2015 to our common stockholders of record on October 1, 2015.
(4)	On November 6, 2015, we declared a cash dividend of $0.35 per common share of our common stock, payable on January 15, 2016 to our common stockholders of record on January 1, 2016.
(5)	On March 10, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on April 15, 2016 to our common stockholders of record on April 1, 2016.
(6)	On May 20, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on July 15, 2016 to our common stockholders of record on July 1, 2016.
(7)	On September 2, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on October 14, 2016 to our common stockholders of record on October 1, 2016.
(8)	On November 2, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on January 13, 2017 to our common stockholders of record on January 3, 2017.

Dividends

Dividends on common stock

Since our IPO, we have paid a regular quarterly dividend as set forth above in “Market Information”. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. During the years ended December 31, 2016 and 2015, we had no taxable income. Consequently, 100% of our dividends paid with respect to the years ended December 31, 2016 and 2015 were a return of capital. We intend to continue to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our board of directors.

We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service or other debt payable, and covenants in any credit agreement we may execute in the future may restrict or eliminate our ability to pay dividends. If our cash available for distribution is less than our net taxable income, we could be required to use remaining common stock offering net proceeds, issue more common stock or more Series A Preferred Stock, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Any distributions we make to our stockholders are at the discretion of our board of directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under credit facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our board of directors deems relevant. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Item 1A. Risk Factors" included in this annual report on Form 10-K.

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

Dividends on Series A Preferred Stock

On July 27, 2016 (the “Effective Date”), we entered into the Purchase Agreement relating to the issuance and sale, from time to time until the second anniversary of the Effective Date, of up to $125 million in shares of the Company’s Series A Preferred Stock, par value $0.01 per share, at a price of $1,000 per share (the “Liquidation Value”). Holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value per share of Series A Preferred Stock for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock against the Russell 2000 Index and the SNL U.S. Finance REIT Index, a peer group index, from March 27, 2015 (the date which the Company’s shares began trading in connection with our IPO) to December 31, 2016. The graph assumes that $100 was invested on March 27, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
	3/27/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016
JCAP	$100.00	$100.05	$89.17	$78.01	$83.37	$76.31	$106.88	$119.29
Russell 2000 Index	$100.00	$101.43	$89.35	$92.56	$91.15	$94.61	$103.17	$112.28
SNL U.S. Finance REIT Index	$100.00	$93.32	$90.40	$89.25	$93.00	$102.44	$107.52	$109.94

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Unregistered Sales of Equity Securities

On October 4, 2016, we issued an aggregate of 10,000 restricted shares of Series A Preferred Stock to two funds managed by Highland Capital Management, L.P. pursuant to the terms of a Stock Purchase Agreement dated July 27, 2016. The issuance of the Series A Preferred Stock was effected in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Use of Proceeds from Registered Securities

None.

Repurchases of Common Stock

The following table provides information about repurchases of the Company’s common shares during the three months ended December 31, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (dollars in thousands)

October 1 - October 31	-	$-	-	$6,848
November 1 - November 30	-	-	-	6,848
December 1 – December 31	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

JERNIGAN CAPITAL, INC.

SELECTED FINANCIAL DATA

(dollars in thousands)

	Year ended December 31,
	2016	2015
Operating Data:
Total investment income	$6,532	$1,743
Total operating expenses	(9,684)	(5,705)
Equity in earnings from unconsolidated real estate venture	1,278	-
Change in fair value of investments	18,370	872
Interest expense	(559)	-
Other interest income	80	147
Net income (loss)	16,017	(2,943)
Net income attributable to preferred stockholders	(996)	-
Net income (loss) attributable to common stockholders	$15,021	$(2,943)
Net loss per share of common stock:
Basic earnings per share attributable to common stockholders	$2.42	$(0.69)
Diluted earnings per share attributable to common stockholders	$2.42	$(0.69)
Weighted average shares outstanding - basic	6,060,100	4,504,356
Weighted average shares outstanding - diluted	6,212,648	4,504,356

Dividends declared per share of stock	$1.40	$1.05

Balance Sheet Data:
Cash and cash equivalents	$67,373	$43,859
Development property investments at fair value	95,102	40,222
Operating property loans at fair value	9,905	19,600
Investment in and advances to real estate venture	5,373	-
Total assets	192,779	105,427
Senior loan participations	18,582	-
Total liabilities	24,417	3,663
Total equity	168,362	101,764

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

We are a commercial real estate company incorporated in Maryland that provides capital to private developers, owners and operators of self-storage facilities. Our principal business objective is to deliver attractive, long-term risk-adjusted returns to our stockholders by investing primarily in newly-constructed self-storage facilities, which we refer to as development property investments. We expect to generate attractive long-term returns on development property investments through interest payments (typically at a fixed rate) on our invested capital together with a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of the self-storage facility, which we refer to herein as “Profits Interests.” We have selectively made construction loans, operating property loans, and bridge loans where we have determined that making such loans will benefit our primary business. In addition, in connection with many of our development property investments, we obtain a right of first refusal to acquire the subject property. In the future, we expect to acquire self-storage properties by exercising our rights of first refusal.

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments is reflected in the carrying values of those investments in our Consolidated Balance Sheets and in our Consolidated Statements of Operations. We believe reflecting our investments at fair value provides our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as newly-developed self-storage facilities we finance are occupied, leased-up and become stabilized.

As of December 31, 2016, we had 21 on-balance sheet investments, for an aggregate committed principal amount of $141.9 million, including 14 development property investments totaling approximately $101.8 million of aggregate committed principal amount, each of which provides us with a Profits Interest, three construction loans totaling approximately $30.0 million of aggregate committed principal amount and four operating property loans totaling approximately $10.0 million of aggregate committed principal amount. Each of the development property investments is located in a submarket within a major U.S. market with demographics that management believes will support successful lease-up and value creation in the property As of December 31, 2016, we had funded approximately $86.9 million of the aggregate committed principal amount of our closed investments.

We have funded all of our investments to date with the following sources of capital:

•	net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015;

•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;

•	net proceeds from the issuance of our Series A Preferred Stock pursuant to a Stock Purchase Agreement between us and funds managed by Highland Capital Management, L.P. providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018; and

•	net proceeds from our follow-on public offering of common stock, which was consummated on December 13, 2016.

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2016, the SL1 Venture had closed on eight additional development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2016.

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

We are a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors including, among other things;

•	the pace with which we are able to deploy capital into development property investments and begin earning interest income;
•	the timing of certificates of occupancy of facilities we finance and the pace of lease-up of such facilities;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures:
•	changes in the fair value of our assets; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, credit worthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In the future we may make additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with institutional or other strategic partners. In the event we own self-storage facilities in the future, our operating results also will include rental income and related operating expenses from such self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the years ended December, 2016 and 2015 also were impacted by our accounting methods as discussed below.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments and other loans. Our Manager seeks to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions

We believe that present market conditions are favorable for realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. While construction in the self-storage sector remains low compared to historical averages, the sector has experienced increased construction starts recently and the trend is expected to continue upwards. In addition, the number of purchase and sale transactions has been increasing, fueled by investor appetite for self-storage’s cash flow performance. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrent for developers is the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC.

Recent Developments

Investment Activity

Subsequent to December 31, 2016 we closed on the following development property investments with a profits interest:

Closing Date	MSA	Total Investment Commitment
1/4/2017	New York City	$16,117
1/18/2017	Atlanta 3	14,115
1/31/2017	Atlanta 4	13,678
2/24/2017	Orlando 3	8,056
2/24/2017	New Orleans	12,549
2/27/2017	Atlanta 5	17,492
3/1/2017	Fort Lauderdale	9,952
3/1/2017	Houston	13,630
	Total	$105,589

On January 26, 2017, we received $6.7 million for the payoff of a construction loan in the West Palm Beach, Florida MSA.

On February 3, 2017, we purchased 50% of the economic rights of the Class A membership units of a limited liability company which owns a development property investment with a profits interest in Orlando, Florida for a price of $1.3 million. Additionally, our profits interest on this development property investment was increased from 49.9% to 74.9%. The Class A member retains all management and voting rights in the limited liability company.

First Quarter Dividend Declarations

On March 7, 2017, the Company’s Board of Directors declared a cash dividend of $17.50 per share of Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2017. The dividends are payable on April 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on April 1, 2017.

On March 7, 2017, the Company’s Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2017. The dividend is payable on April 14, 2017 to stockholders of record on April 3, 2017.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of March 1, 2017, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective investment amounts in excess of $800.0 million. We can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout 2016, we funded development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of December 31, 2016, eight of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect certificates of occupancy to be issued on one of the remaining projects in the first quarter of 2017 and on the other two projects later in 2017.

Moreover, from January 1 through August 31, 2016, we made no development property investments on-balance sheet, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital.

Insofar as we have already realized a substantial percentage of fair value increases on 8 of our 11 development property investments made on-balance sheet in 2015 and have only a 10% interest in SL1 Venture until certain return hurdles are met, our 2017 fair value adjustments could be significantly less than the fair value adjustments we realized in 2016. However, with significant additional capital inflows during the second half of 2016, we resumed investing “on-balance sheet” and closed three development property investments prior to year-end and eight more with an aggregate committed principal of $105.6 million during the first 60 days of 2017, although these development projects are not expected to be completed until late 2017 or first quarter of 2018. We anticipate total closing commitments for additional development property investments in 2017 to be in the range of $350 million and $375 million. Accordingly, the amount of fair value adjustments for anticipated profits on these projects is expected to be limited in 2017 but should accelerate substantially in 2018.

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

Fair Value Measurements

The fair value option under ASC 825, Financial Instruments (“ASC 825-10”), allows companies to elect the option to report selected financial assets and liabilities at fair value. We have elected the fair value option for our development property investments and operating property loan investments because we believe such accounting provides investors and others relying on our financial statements with a more transparent view of our revenues and value inherent in our equity participation in development projects.

The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires us to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market as the market for the purchase and sale of self-storage properties, which we believe would be the most likely market for the our loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

Level 1-	Quoted prices for identical assets or liabilities in an active market.

Level 2-	Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3-	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, other loans, receivables, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest (a)	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests.	Level 3

An option-pricing method (OPM) framework is utilized to calculate the value of the profits interests.

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of our development property investments include profits interests.

Our development property investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of our investments. The second valuation technique is an option pricing model that is used to determine the fair value of any profits interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with our own experience, we have estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the two properties between 40% and 100% complete as of December 31, 2016, we have estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Eight properties have reached construction completion at December 31, 2016. For our development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. We also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs we used to value our investments categorized within Level 3 as of December 31, 2016. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of December 31, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.23 - 9.28%	8.34%
		Exit date	0.17 - 3.88 years	1.81 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date	1.42 - 3.88 years	2.12 years
		Capitalization rate(c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 – 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.09 - 7.20%	6.73%
		Exit date(d)	4.50 – 5.66 years	5.07 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. Therefore, this line item focuses on all development property investments, including those with a profits interest.
(b)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(c)	Ten properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(d)	The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields, discount rates or EBITDA multiples, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields or discount rates or decrease in EBITDA multiples may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2016, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates (in millions)	Increase (Decrease) in fair value of investments
Up 25 basis points	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.3

Capitalization rate - changes in capitalization rate, each in isolation, may change the fair value of certain of our investments that have profits interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of our investments. For the year ended December 31, 2016, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates (in millions)	Increase (Decrease) in fair value of investments
Up 25 basis points	$(2.1)
Down 25 basis points	2.3

Up 50 basis points	(3.8)
Down 50 basis points	4.6

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of our investments that have profits interests. Generally, an increase in the exit date assumption may result in an increase in the fair value of the profits interests in certain of our investments.

Volatility - changes in volatility, in isolation and all else equal, may change the fair value of certain of our investments that have profits interests. Generally, an increase in volatility may result in an increase in the fair value of the profits interests in certain of our investments.

Operating cash flow projections - changes in the operating cash flow projections of the underlying self-storage facilities, in isolation and all else equal, may change the fair value of certain of our investments that have profits interests. Generally, an increase in operating cash flow projections may result in an increase in the fair value of the profits interests in certain of our investments.

We also evaluate the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2016, there were no gains or losses attributable to changes in instrument-specific credit risk.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we are required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which we had recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2016 (dollars in thousands):

Balance as of December 31, 2015	$59,822
Net realized gains	-
Net unrealized gains	18,370
Fundings of principal and change in unamortized origination fees	45,689
Repayments of loans	(15,037)
Payment-in-kind interest	3,856
Contribution of assets to SL1 Venture	(7,693)
Net transfers in or out of Level 3	-
Balance as of December 31, 2016	$105,007

As of December 31, 2016, the total net unrealized appreciation on the investments that use Level 3 inputs was $19.2 million.

For the year ended December 31, 2016, substantially all of the change in fair value of investments in our Consolidated Statement of Operations were attributable to unrealized gains relating to our Level 3 assets still held as of December 31, 2016.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Variable Interest Entities

We invest in entities that may qualify as variable interest entities (“VIEs”). A VIE is a legal entity that lacks one or more of the characteristics of a voting interest entity. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The determination of whether an entity is a VIE includes both a qualitative and quantitative analysis. We base the qualitative analysis on our review of the design of the entity, our organizational structure including allocation of decision-making authority and relevant financial agreements and the quantitative analysis on the forecasted cash flow of the entity. We reassess the initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events.

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

Income Taxes

We have elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, we will generally not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We had no taxable income for the years ended December 31, 2016 and 2015. To qualify as a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.

Recent Accounting Pronouncements

See “Item 8 – Financial Statements and Supplementary Data – Note 2, Significant Accounting Policies” for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. We commenced operations on April 1, 2015 upon closing our IPO. Prior to that date, we had no personnel or operations.

Comparison of the Year ended December 31, 2016 and the Year ended December 31, 2015 (dollars in thousands):

	Year ended December 31,
	2016	2015
Revenues:
Interest income from investments	$6,532	$1,743
Total investment income	6,532	1,743

Costs and expenses:
General and administrative expenses	5,574	3,466
Management fees to Manager	1,688	1,237
Transaction and other expenses	2,129	262
Restructuring costs	54	276
Deferred termination fee to Manager	239	464
Total costs and expenses	9,684	5,705

Operating loss	(3,152)	(3,962)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,278	-
Change in fair value of investments	18,370	872
Interest expense	(559)	-
Other interest income	80	147
Total other income	19,169	1,019
Net income (loss)	16,017	(2,943)
Net income attributable to preferred stockholders	(996)	-
Net income (loss) attributable to common stockholders	$15,021	$(2,943)

Revenues

Total interest income from investments for the year ended December 31, 2016 was $6.5 million, an increase of $4.8 million from the year ended December 31, 2015, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans.

General and administrative expenses

The following table provides a detail of general and administrative expenses (dollars in thousands):

	Year ended December 31,
	2016	2015
Compensation and benefits	$3,474	$1,406
Occupancy	426	234
Business development	396	539
Professional fees	731	950
Other	547	337
General and administrative expenses	$5,574	$3,466

General and administrative expenses for the year ended December 31, 2016 were $5.6 million, an increase of $2.1 million from the year ended December 31, 2015. Compensation and benefits for the year ended December 31, 2016 increased primarily due to the Manager’s ramp-up in personnel and operations beginning late in the third quarter of 2015. Additionally, compensation and benefits included $1.1 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. Business development expenses decreased due to travel and marketing expenses incurred in 2015 as part of the ramp-up of operations, and professional fees decreased primarily due to fees incurred on initial accounting decisions made in 2015 related to our fair value accounting.

Transaction and other expenses

For the year ended December 31, 2016, the transaction and other expenses of $2.1 million primarily consist of advisory fees and other expenses incurred in connection with the Company’s various financing transactions. The $0.3 million of transaction and other expenses for the year ended December 31, 2015 consist of legal fees incurred in connection with the structuring and closing of our self-storage investments.

Other operating expenses

The management fees of $1.7 million and $1.2 million in the years ended December 31, 2016 and 2015, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The $0.1 million and $0.3 million of restructuring costs incurred during the years ended December 31, 2016 and 2015, respectively, relate to exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices in the third quarter of 2015. The deferred termination fees to our Manager of $0.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively, represent the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the years ended December 31, 2016 and December 31, 2015, we recorded other income of $19.2 million and $1.0 million, respectively, which primarily relates to increases in the change in fair value of investments of $18.4 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments resulting from construction completion and progress made on our investment portfolio. The $1.3 million of equity in earnings from unconsolidated real estate venture in the year ended December 31, 2016 relates to our allocated earnings from the SL1 Venture. Interest expense for the year ended December 31, 2016 was $0.6 million and relates to interest incurred on the Company’s senior participations.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income (loss) attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, transaction and other expenses, deferred termination fee to Manager, and restructuring costs.

Adjusted Earnings should not be considered as an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that Adjusted Earnings is helpful to investors as a starting point in measuring our operational performance, because it excludes various equity-based payments (including stock dividends) and other items included in net income that do not relate to or are not indicative of our operating performance, which can make periodic and peer analyses of operating performance more difficult. The Company’s computation of Adjusted Earnings may not be comparable to other key performance indicators reported by other REITs or real estate companies.

The following tables are reconciliations of Adjusted Earnings (Loss) to net income (loss) attributable to common stockholders:

	Year ended December 31,
	2016	2015
Net income (loss) attributable to common stockholders	$15,021	$(2,943)
Plus: stock dividends payable to preferred stockholders	823	-
Plus: stock-based compensation	1,080	305
Plus: transaction and other expenses	2,129	262
Plus: deferred termination fee to Manager	239	464
Plus: restructuring costs	54	276
Adjusted Earnings (Loss)	$19,346	$(1,636)

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

Liquidity

As of December 31, 2016, we had unrestricted cash of approximately $67.4 million, resulting primarily from our follow-on public offering of common stock in December 2016. As of December 31, 2016 we had remaining unfunded commitments of $55.0 million related to our investment portfolio. Moreover, at December 31, 2016, we had the ability to issue an additional $115.0 million of Series A Preferred Stock pursuant to our Stock Purchase Agreement with funds managed by Highland Capital Management, L.P. We also have an effective shelf registration statement with remaining capacity to publicly offer and issue securities in an amount up to approximately $443.0 million. In addition, we have $11.8 million of available funding from our senior participations at December 31, 2016. Finally, we have current capacity to sell senior participations (A notes) on approximately $27.0 million of investments, raising up to $16.2 million of additional capital, and we expect to create additional debt capacity from senior participations as development property investments are completed and begin to lease-up during 2017. We believe that the foregoing sources of capital will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Year ended December 31,
	2016	2015
Net income (loss)	$16,017	$(2,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities	(21,485)	(96)
Net cash used in operating activities	(5,468)	(3,039)
Net cash used in investing activities	(38,512)	(59,198)
Net cash provided by financing activities	67,494	106,095
Change in cash and cash equivalents	$23,514	$43,858

Cash increased $23.5 million and $43.9 million during the years ended December 31, 2016 and 2015, respectively. Net cash used in operating activities for the years ended December 31, 2016 and 2015 was $5.5 million and $3.0 million, respectively, reflecting an increase in cash used of $2.5 million. During the year ended December 31, 2016, this increase was primarily attributable to our increase in general and administrative expenses in the 2016 period as compared to the 2015 period, which was largely driven by our overall growth and increase in headcount. The primary components of cash used in operating activities during the year ended December 31, 2016 were net income of $16.0 million and an increase in other noncash adjustments to net income of approximately $2.9 million. These increases were offset by interest capitalized on outstanding loans of $3.9 million, change in fair value of investments of $18.4 million, equity in earnings from unconsolidated real estate venture of $1.2 million, accretion of origination fees of $0.7 million, and a net decrease of $0.2 million for changes in operating assets and liabilities.

Net cash used in investing activities for the years ended December 31, 2016 and 2015 was $38.5 million and $59.2 million, respectively. For the year ended December 31, 2016, the cash used for investing activities consisted primarily of $45.5 million to fund investments, $16.0 million to fund other loans, $2.1 million to fund capital contributions to the SL1 Venture, and $2.3 million of net advances to the SL1 Venture, offset by a $7.3 million return of capital from the SL1 Venture and $20.4 million from repayments of two operating property loan investments, a construction loan, and other loan investments. For the year ended December 31, 2015, the cash used for investing activities consisted of primarily of $63.7 million to fund investments and $1.2 million to fund other loans, offset by $6.0 million from repayments of two loan investments.

Net cash provided by financing activities for the year ended December 31, 2016 totaled $67.5 million and related primarily to net proceeds of $53.5 million from the issuance of common stock in December 2016, proceeds of $21.8 million from the sale of senior loan participations on certain of our investments, and net proceeds of $9.4 million from the issuance of Series A Preferred Stock. These proceeds were offset by $8.5 million of dividends paid on our common stock, $3.2 million of stock repurchases, $2.4 million of deferred costs, and $3.2 million for the repurchase of a senior loan participation. For the year ended December 31, 2015, cash provided by financing activities totaled $106.1 million and related primarily to the proceeds from the issuance of our common stock of $120.0 million, less offering costs of $9.6 million, offset by $4.3 million of dividends paid.

Equity Capital Policies

Subject to applicable law and NYSE listing standards, our board of directors has the authority, without further stockholder approval, to issue additional authorized common stock and preferred stock or otherwise raise capital, including through the issuance of senior securities, in any manner and on the terms and for the consideration it deems appropriate, including in exchange for property. Stockholders will have no preemptive right to additional shares issued in any offering, and any offering may cause a dilution of your investment.

Additionally, the holders of Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of Common Stock, which consists of any offering by the Company of Common Stock except any shares of Common Stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by the Company, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, and proceeds from our follow-on public offering of common stock, which was consummated on December 13, 2016. In the future, we may utilize equity raised in follow-on offerings and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, so long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change was made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations, which consist primarily of repurchase of our senior loan participations and operating leases, as of December 31, 2016:

Contractual Obligations	2017	2018	2019	2020	2021	Total
Long-term debt obligations (1) (2)	$-	$-	$15,240	$-	$3,375	$18,615
Operating lease obligations	301	209	2	2	-	514
Total	$301	$209	$15,242	$2	$3,375	$19,129

(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amounts exclude interest, which is variable based on 30-day LIBOR plus spreads ranging from 3.10% to 3.85%.

At December 31, 2016, we had $55.0 million of unfunded loan commitments related to our investment portfolio, and we had $1.8 million of unfunded loan commitments related to six revolving loan agreements included in other loans on the Consolidated Balance Sheets.

As of December 31, 2016, we had unrestricted cash of approximately $67.4 million.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2016	December 31, 2015
Up 25 basis points	$(0.3)	$(0.5)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.3	0.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2016	December 31, 2015
Up 25 basis points	$(2.1)	$(0.1)
Down 25 basis points	2.3	0.1

Up 50 basis points	(3.8)	(0.1)
Down 50 basis points	4.6	0.2

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jernigan Capital, Inc.

We have audited the accompanying consolidated balance sheets of Jernigan Capital, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2016, and the related consolidated statements of changes in equity for each of the two years in the period ended December 31, 2016 and the period from October 1, 2014 (date of inception) to December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jernigan Capital, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 and changes in equity for the period from October 1, 2014 (date of inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 8, 2017

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2016	2015
Assets:
Cash and cash equivalents	$67,373	$43,859
Development property investments at fair value, of which $33.3 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations	95,102	40,222
Operating property loans at fair value, of which $2.8 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations	9,905	19,600
Investment in and advances to real estate venture	5,373	-
Other loans, at cost	11,752	1,192
Deferred costs	2,207	-
Prepaid expenses and other assets	868	293
Fixed assets, net	199	261
Total assets	$192,779	$105,427

Liabilities:
Senior loan participations	$18,582	$-
Due to Manager	1,008	698
Accounts payable, accrued expenses and other liabilities	697	808
Dividends payable	4,130	2,157
Total liabilities	24,417	3,663

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Cumulative preferred stock, $0.01 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at December 31, 2016 and 100,000,000 shares authorized, none issued and outstanding at December 31, 2015, at liquidation preference of $10.0 million, net of allocated costs	9,448	-
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2016 and 2015; 8,956,354 and 6,162,500 issued and outstanding at December 31, 2016 and 2015, respectively	90	62
Additional paid-in capital	162,664	110,634
Accumulated deficit	(3,840)	(9,396)
Total Jernigan Capital, Inc. stockholders' equity	168,362	101,300
Non-controlling interests	-	464
Total equity	168,362	101,764
Total liabilities and equity	$192,779	$105,427

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

	Year ended December 31,
	2016	2015
Revenues:
Interest income from investments	$6,532	$1,743
Total investment income	6,532	1,743

Costs and expenses:
General and administrative expenses	5,574	3,466
Management fees to Manager	1,688	1,237
Transaction and other expenses	2,129	262
Restructuring costs	54	276
Deferred termination fee to Manager	239	464
Total costs and expenses	9,684	5,705

Operating loss	(3,152)	(3,962)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,278	-
Change in fair value of investments	18,370	872
Interest expense	(559)	-
Other interest income	80	147
Total other income	19,169	1,019
Net income (loss)	16,017	(2,943)
Net income attributable to preferred stockholders	(996)	-
Net income (loss) attributable to common stockholders	$15,021	$(2,943)

Basic earnings (loss) per share attributable to common stockholders	$2.42	$(0.69)
Diluted earnings (loss) per share attributable to common stockholders	$2.42	$(0.69)
Dividends declared per share of common stock	$1.40	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock			Common Stock		Additional	Accumulated	Total Stockholders'	Non- Controlling
	Shares	Amount		Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Total Equity
Balance at October 1, 2014 (inception)	-		$-	-	$-	$-	$-	$-	$-	$-
Private issuance of common stock	-		-	1,000	-	1	-	1	-	1
Balance at December 31, 2014		$		1,000	$-	$1	$-	$1	$-	$1
Retirement of stock	-		-	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	-		-	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	-		-	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-		-	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuances of stock-based awards	-		-	162,500	2	(2)		-	-	-
Stock-based compensation	-		-	-	-	305	-	305	-	305
Deferred termination fee to Manager	-		-	-	-	-	-	-	464	464
Dividends declared	-		-	-	-	-	(6,453)	(6,453)	-	(6,453)
Net loss	-		-	-	-	-	(2,943)	(2,943)	-	(2,943)
Balance at December 31, 2015	-		$-	6,162,500	$62	$110,634	$(9,396)	101,300	$464	$101,764
Issuance of preferred stock	10,000		10,000	-	-	-	-	10,000	-	10,000
Equity offering costs related to issuance of preferred stock	-		(552)	-	-	-	-	(552)	-	(552)
Public offering of common stock	-		-	2,996,311	30	56,900	-	56,930	-	56,930
Equity offering costs related to issuance of common stock	-		-	-	-	(3,470)	-	(3,470)	-	(3,470)
Repurchase and retirement of 213,078 shares of common stock	-		-	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Repurchase and retirement of 2,052 shares related to vested restricted stock	-		-	(2,052)	-	(33)		(33)	-	(33)
Issuances of stock-based awards	-		-	14,340	-	-	-	-	-	-
Stock-based compensation	-		-	-	-	1,080	-	1,080	-	1,080
Forfeiture and retirement of 1,667 shares related to stock-based awards	-		-	(1,667)	-	-	-	-	-	-
Deferred termination fee to Manager	-		-	-	-	-	-	-	239	239
Effect of Management Agreement Amendment	-		-	-	-	703	-	703	(703)	-
Dividends declared on preferred stock	-		-	-	-	-	(996)	(996)	-	(996)
Dividends declared on common stock	-		-	-	-	-	(9,465)	(9,465)	-	(9,465)
Net income	-		-	-	-	-	16,017	16,017	-	16,017
Balance at December 31, 2016	10,000		$9,448	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$16,017	$(2,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(3,856)	(973)
Change in fair market value of investments	(18,370)	(872)
Stock-based compensation	1,080	305
Equity in earnings from unconsolidated real estate venture	(1,224)	-
Return on investment from unconsolidated joint venture	995	-
Deferred termination fee to Manager	239	464
Depreciation	112	21
Amortization of deferred financing costs	16	-
Loss on disposal of assets	-	33
Accretion of origination fees	(740)	(100)
Origination fees received in cash	441	44
Other	-	(215)
Changes in operating assets and liabilities:
Other assets	(377)	(294)
Due to Manager	310	698
Accounts payable, accrued expenses, and other liabilities	(111)	793
Net cash used in operating activities	(5,468)	(3,039)

Cash flows from investing activities
Purchase of fixed assets	(50)	(315)
Capital contributions to real estate venture	(2,137)	-
Return of capital from real estate venture	7,291	-
Advances to real estate venture	(18,293)	-
Repayment of advances to real estate venture	15,998	-
Capitalized real estate venture costs	(226)	-
Funding of investment portfolio:
Development property investments	(45,094)	(40,707)
Operating property loans	(429)	(23,004)
Funding of other loans	(15,978)	(1,191)
Repayments of investment portfolio investments	15,037	6,019
Repayments of other loans	5,369	-
Net cash used in investing activities	(38,512)	(59,198)

Cash flows from financing activities
Senior loan participations	21,845	-
Repurchase of senior loan participations	(3,229)	-
Deferred financing costs	(150)	-
Deferred costs	(2,207)	-
Stock repurchases	(3,185)	-
Net proceeds from issuance of preferred stock	9,448	-
Net proceeds from issuance of common stock	53,460	110,391
Dividends paid on common stock	(8,488)	(4,296)
Net cash provided by financing activities	67,494	106,095
Net change in cash and cash equivalents	23,514	43,858
Cash and cash equivalents at the beginning of the period	43,859	1
Cash and cash equivalents at the end of the period	$67,373	$43,859

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

Reclassification

In the Annual Report on Form 10-K for the year ended December 31, 2015, the Company reported on the Consolidated Balance Sheet $1.5 million of prepaid expenses and other assets, which included $1.2 million of other loan assets recorded at cost. In this Annual Report on Form 10-K for the year ended December 31, 2016, the Company has reported the $1.2 million of other loans recorded at cost separately from prepaid expenses and other assets on the December 31, 2015 Consolidated Balance Sheet.

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At December 31, 2016 and 2015, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at December 31, 2016 and 2015.

For investments carried at fair value, fees and costs are expensed as incurred.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically structured as first mortgages and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), the investment in real estate venture, other loans, receivables, senior loan participations, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$95,102	$-	$-	$95,102
Operating property loans	9,905	-	-	9,905
Total investments	$105,007	$-	$-	$105,007

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2015:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$40,222	$-	$-	$40,222
Operating property loans	19,600	-	-	19,600
Total investments	$59,822	$-	$-	$59,822

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

Cash and Cash Equivalents

Cash, investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with two financial institutions, and the balance at each financial institution exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 per institution.

Other Loans

The Company’s other loans balance at December 31, 2016 includes principal balances for six revolving loan agreements and five mortgage loans. The Company’s other loans balance at December 31, 2015 includes principal balances for three revolving loan agreements and one mortgage loan. Because these loans are not part of the Company’s core investment portfolio, these loans are accounted for under the cost method.

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

Debt Issuance Costs

Costs related to the sale of senior participations are deferred and are amortized as interest expense over the estimated life of the related senior participation using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Effective January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which impacts the balance sheet presentation of debt issuance costs and accordingly, the Company’s debt issuance costs are presented in the December 31, 2016 Consolidated Balance Sheet as a deduction from the carrying amount of the principal balance. See "Recently Adopted Accounting Pronouncements" for further discussion.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. The Company incurred $2.1 million and $0.3 million of such costs during the years ended December 31, 2016 and 2015, respectively.

Offering and Registration Costs

Offering and registration costs represent underwriting commissions, professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s securities. Underwriting commissions and offering costs incurred in connection with the Company’s common stock offerings are reflected as a reduction of additional paid-in capital.

On July 27, 2016, the Company entered into a Stock Purchase Agreement (see Note 9, Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Stock Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheet until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, $2.2 million is in deferred costs on the Consolidated Balance Sheet at December 31, 2016, and $0.6 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheet at December 31, 2016.

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

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, the Company will generally not be subject to U.S. federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and share ownership tests are met. The Company had no taxable income for the years ended December 31, 2016 and 2015. To qualify as a REIT, the Company must annually distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

Earnings per Share (“EPS”)

Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of restricted stock, accrued stock dividends, and redeemable Operating Company units when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied.

Comprehensive Income

For the years ended December 31, 2016 and 2015, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-based Payment Accounting.  This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption being allowed. The Company does not expect that the impact of this new accounting guidance will be material to its consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with debt discount or premiums. The recognition guidance for debt issuance costs is not affected by amendments in this update. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption being allowed. In accordance with the adoption of this ASU, debt issuance costs related to the Company’s senior participations are presented in the December 31, 2016 Consolidated Balance Sheet as a deduction from the carrying amount of the principal balance.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. This ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements and disclosures.

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

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$484	$-
Supplemental disclosure of non-cash investing and financing activities:
Dividends declared on preferred stock	$996	$-
Dividends declared on common stock	3,134	2,157
Contribution of assets to real estate venture	7,693	-
Loans paid off with issuance of new loans	-	2,573
Conversion of investment (preferred equity to mezzanine loan)	-	924
Retirement of common stock	-	1

3. INVESTMENTS

The Company’s self-storage investments at December 31, 2016 consisted of the following:

•	Development Property Investments - The Company had 14 investments totaling an aggregate committed principal amount of approximately $101.8 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded over time as the developer constructs the project, is secured by a first mortgage on the development project and includes a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

The Company also had three construction loan investments totaling an aggregate committed principal amount of approximately $30.0 million, each of which has an initial term of 18 months that can be extended on a case-by-case basis. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser or has a bona fide written offer on the property, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility. Subsequent to December 31, 2016, the Company received $6.7 million for the repayment of the construction loan in the West Palm Beach, Florida MSA.

•	Operating property loans - The Company had four term loans totaling $10.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of December 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $141.9 million and outstanding principal was $86.9 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1 (2)	8,132	7,694	438	10,404
6/19/2015	Tampa (2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2 (2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1 (2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee (2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven (2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh (3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1 (2)	6,445	5,852	593	7,962
10/27/2015	Austin (3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach (4)	7,500	6,712	788	6,702
8/5/2015	Sarasota	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
	Subtotal	$131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
	Subtotal	$9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

(1)	Represents principal balance of loan gross of origination fees
(2)	Facility had received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	This investment was repaid in January 2017

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2016:

Funded principal	$86,905
Adjustments:
Unamortized origination fees	(1,056)
Change in fair value of investments	19,242
Other	(84)
Fair value of investments	$105,007

As of December 31, 2015, the aggregate committed principal amount of the Company’s investment portfolio was approximately $175.7 million and outstanding principal was $60.7 million, as described in more detail in the table below:

Closing Date	MSA	Commitment Amount	Funded Principal (1)	Unfunded Commitment	Fair Value

Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando	$5,372	$3,254	$2,118	$3,400
5/14/2015	Miami (2)	13,867	2,258	11,609	2,115
5/14/2015	Miami (2)	14,849	3,076	11,773	2,929
6/10/2015	Atlanta 1	8,132	4,723	3,409	4,829
6/19/2015	Tampa	5,369	3,720	1,649	3,820
6/26/2015	Atlanta 2	6,050	2,799	3,251	2,823
6/29/2015	Charlotte	7,624	1,124	6,500	1,554
7/2/2015	Milwaukee	7,650	2,529	5,121	2,463
7/31/2015	New Haven	6,930	997	5,933	960
8/10/2015	Pittsburgh	5,266	1,542	3,724	1,542
8/14/2015	Raleigh	8,998	1,026	7,972	934
9/25/2015	Fort Lauderdale (2)	13,230	2,144	11,086	2,009
9/30/2015	Jacksonville	6,445	1,213	5,232	1,180
10/27/2015	Austin	8,658	800	7,858	708
		$118,440	$31,205	$87,235	$31,266

Construction loans:
8/5/2015	West Palm Beach	7,500	2,011	5,489	1,951
8/5/2015	Sarasota	4,792	1,036	3,756	998
11/17/2015	Chicago	6,808	775	6,033	706
12/23/2015	Miami	17,733	5,655	12,078	5,301
		$36,833	$9,477	$27,356	$8,956
	Subtotal	$155,273	$40,682	$114,591	$40,222

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,736
7/7/2015	Newark	3,480	3,480	-	3,416
10/30/2015	Nashville	1,210	1,210	-	1,192
11/10/2015	Sacramento	5,500	5,500	-	5,401
11/24/2015	Nashville	4,968	4,863	105	4,755
12/22/2015	Chicago	2,502	2,130	372	2,100
	Subtotal	$20,460	$19,983	$477	$19,600

	Total investments	$175,733	$60,665	$115,068	$59,822

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances as of the time of contribution on March 31, 2016) were contributed to the SL1 Venture (defined in Note 5, Investment in Real Estate Venture) in partial satisfaction of the Company’s required $12.2 million capital commitment to the SL1 Venture. See Note 5, Investment in Real Estate Venture.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2015:

Funded principal	$60,665
Adjustments:
Unamortized origination fees	(1,715)
Change in fair value of investments	872
Fair value of investments	$59,822

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

On November 17, 2016, the Company received $4.5 million for the payoff of a construction loan investment in the Chicago, Illinois MSA.

On December 14, 2016, the Company received $5.2 million (including a prepayment penalty of $0.2 million recognized in interest income from investments in the Consolidated Statements of Operations) for the early payoff of an operating property loan in the Nashville, Tennessee MSA.

No loans were in non-accrual status as of December 31, 2016 and 2015.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For the year ended December 31, 2016, the total income (interest income and change in fair value) from one development property investment with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the year ended December 31, 2016 of $3.6 million from the Atlanta 2 MSA development property investment with a profits interest.

The assets and liabilities of the Atlanta 2 MSA development property investment with a profits interest were $5.8 million and $5.6 million, respectively, at December 31, 2016, and were $3.4 million and $2.7 million, respectively, at December 31, 2015. The revenues and net operating loss of the Atlanta 2 MSA development property investment with a profits interest were $0.1 million and $0.2 million, respectively, for the year ending December 31, 2016. The Atlanta 2 MSA development property investment with a profits interest had no significant revenues or expenses for the year ended December 31, 2015 as the underlying development property was still under construction during this period.

The assets and liabilities of the equity method investees excluding the Atlanta 2 MSA development property investment with a profits interest approximated $65.2 million and $54.6 million, respectively, at December 31, 2016, and approximated $41.0 million and $28.5 million, respectively, at December 31, 2015. The revenues and net operating losses of the equity method investees excluding the Atlanta 2 MSA development property investment with a profits interest were $0.8 million and $0.7 million, respectively, for the year ended December 31, 2016. These investees had no significant revenues or expenses for the year ended December 31, 2015 since the development properties were under construction during this period.

For one of the Company’s development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to this put provision at December 31, 2016.

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

The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

Level 1-	Quoted prices for identical assets or liabilities in an active market.

Level 2-	Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3-	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, other loans, receivables, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The below table summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.	Level 3

Development property investments with a profits interest (a)	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the profits interests.	Level 3

An option-pricing method (OPM) framework is utilized to calculate the value of the profits interests.

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of the Company's development property investments include profits interests.

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

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the two properties between 40% and 100% complete at December 31, 2016, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Eight properties have reached construction completion at December 31, 2016. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2016 and 2015. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of December 31, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.23 - 9.28%	8.34%
		Exit date	0.17 - 3.88 years	1.81 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date	1.42 - 3.88 years	2.12 years
		Capitalization rate(c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 – 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.09 - 7.20%	6.73%
		Exit date(d)	4.50 – 5.66 years	5.07 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. Therefore, this line item focuses on all development property investments, including those with a profits interest.
(b)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(c)	Ten properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(d)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2015
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.74 - 9.35%	8.77%
		Exit date	1.17 - 3.83 years	3.02 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	72.46 - 73.12%	72.82%
		Exit date	3.31 - 3.83 years	3.49 years
		Capitalization rate (c)	6.00 - 6.50%	6.38%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.22 - 7.53%	6.91%
		Exit date (d)	5.50 - 6.68 years	5.97 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. Therefore, this line item focuses on all development property investments, including those with a profits interest.
(b)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(c)	Four properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(d)	The exit dates for the operating property loans are the contractual maturity dates.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2016	December 31, 2015
Up 25 basis points	$(0.3)	$(0.5)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.3	0.4

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2016	December 31, 2015
Up 25 basis points	$(2.1)	$(0.1)
Down 25 basis points	2.3	0.1

Up 50 basis points	(3.8)	(0.1)
Down 50 basis points	4.6	0.2

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

Operating cash flow projections - changes in the operating cash flow projections of the underlying self-storage facilities, in isolation and all else equal, may change the fair value of certain of the Company’s investments that have profits interests. Generally, an increase in operating cash flow projections may result in an increase in the fair value of the profits interests in certain of the Company’s investments.

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the years ended December 31, 2016 and 2015.

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

The following table presents changes in investments that use Level 3 inputs for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Balance as of beginning of period	$59,822	$-
Net realized gains	-	-
Net unrealized gains	18,370	872
Fundings of principal and change in unamortized origination fees	45,689	63,996
Repayments of loans	(15,037)	(6,019)
Payment-in-kind interest	3,856	973
Contribution of assets to SL1 Venture (see Note 5, Investment in Real Estate Venture)	(7,693)	-
Net transfers in or out of Level 3	-	-
Balance at end of period	$105,007	$59,822

As of December 31, 2016 and 2015, the total net unrealized appreciation on the investments that use Level 3 inputs was $19.2 million and $0.9 million, respectively.

For the years ended December 31, 2016 and 2015, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

5. INVESTMENT IN REAL ESTATE VENTURE

On March 7, 2016, the Company, through its Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by the Company. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and the Company committed $12.2 million for a 10% interest.

On March 31, 2016, the Company contributed to the SL1 Venture three of its existing development property investments with a profits interest located in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and an aggregate drawn balance of $8.1 million. In exchange, the Company’s initial funding commitment of $12.2 million was reduced by $8.1 million, representing the Company’s initial “Net Invested Capital” balance as defined in the JV Agreement. The Company accounted for this contribution in accordance with ASC 845, Nonmonetary Transactions, and recorded an investment in the SL1 Venture based on the fair value of the contributed development property investments, which is the same as carryover basis. The fair value of the contributed development property investments as of March 31, 2016 was $7.7 million. Pursuant to the JV Agreement, Heitman, in fulfilling its initial $110.0 million commitment, provides capital to the SL1 Venture as cash is required, including funding draws on the three contributed development property investments. During the year ended December 31, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the year ended December 31, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

As of December 31, 2016, the SL1 Venture had closed on eight new development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2016. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of December 31, 2016, SL1 Venture had eleven development property investments with a profits interest as described in more detail in the table below:

Closing Date	MSA	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$5,593	$8,274	$5,598
5/14/2015	Miami 2 (2)	14,849	4,753	10,096	4,690
9/25/2015	Fort Lauderdale (2)	13,230	3,499	9,731	3,428
4/15/2016	Washington DC	17,269	7,201	10,068	7,092
4/29/2016	Atlanta 1	10,223	371	9,852	271
7/19/2016	Jacksonville	8,127	1,845	6,282	1,769
7/21/2016	New Jersey	7,828	583	7,245	499
8/15/2016	Atlanta 2	8,772	1,233	7,539	1,133
8/25/2016	Denver	11,032	2,044	8,988	1,912
9/28/2016	Columbia	9,199	1,416	7,783	1,303
12/22/2016	Raleigh	8,877	957	7,920	873
	Total	$123,273	$29,495	$93,778	$28,568

(1)	Represents principal balance of loan gross of origination fees
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

As of December 31, 2016, the SL1 Venture had total assets of $28.7 million and total liabilities of $2.4 million. During the year ended December 31, 2016, the SL1 Venture had net income of $1.1 million, of which income of $1.2 million was allocated to the Company and loss of $0.1 million was allocated to HVP III under the HLBV method. At December 31, 2016, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At December 31, 2016, the Company had $2.3 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to this guarantee as of December 31, 2016.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to the put as of December 31, 2016.

The Company is the managing member of the SL1 Venture and will manage and administer (i) the day-to-day business and affairs of the SL1 Venture and any of its acquired properties and (ii) loan servicing and other administration of the approved development property investments. The Company will be paid a monthly expense reimbursement amount by the SL1 Venture in connection with its role as managing member, as set forth in the JV Agreement. Heitman may remove the Company as the managing member of the SL1 Venture if it commits an event of default (as defined in the JV Agreement), if it undergoes a change of control (as defined in the JV Agreement), or if it becomes insolvent.

Heitman has the right to approve all “Major Decisions” of the SL1 Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture.

For four of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at December 31, 2016.

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

The Company has recorded assets of $95.1 million and $40.2 million at December 31, 2016 and 2015, respectively, for its variable interest in the VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows:

	December 31,
	2016	2015
Assets recorded related to VIEs	$95,102	$40,222
Unfunded loan commitments to VIEs	54,950	114,591
Maximum exposure to loss	$150,052	$154,813

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million.

7. OTHER LOANS, AT COST

The Company had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.7 million at December 31, 2016. Five of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Four of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments, and two are prospective developers. Three of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.25 million, one provides for borrowings of up to $0.7 million, and one agreement provides for borrowings of up to $1.0 million (total of $3.5 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. During the year ended December 31, 2016, the Company received repayments on these revolving loan agreements of $1.3 million. At December 31, 2015, the Company had executed three revolving loan agreements with an aggregate outstanding principal amount of $0.5 million. These loans are accounted for under the cost method, and fair value approximates cost at December 31, 2016. None of these loans are in non-accrual status as of December 31, 2016 and 2015. The Company determined that no allowance for loan loss was necessary at December 31, 2016 and 2015.

As of December 31, 2016, the Company also had an aggregate balance of $10.1 million related to five loans extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These loans are secured by first mortgages on real and personal property, are personally guaranteed, and are interest-only with a fixed interest rate of 6.9% per annum, and mature in three to nine months. The maturities are based upon the estimated time needed to prepare the sites for closing into a development loan. During the year ended December 31, 2016, the Company received repayments of $4.1 million related to three loans and entered into seven new loans with an aggregate commitment of $13.5 million. At December 31, 2015, the Company had executed one loan agreement of $0.7 million to a limited liability company that was under common control with a borrower in a development property investment. These loans are accounted for under the cost method, and fair value approximates cost at December 31, 2016 and 2015. None of these loans are in non-accrual status as of December 31, 2016 and 2015. The Company determined that no allowance for loan loss was necessary at December 31, 2016 and 2015.

8. SENIOR PARTICIPATIONS

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). Under the Participation Agreements, the Company will continue to service the underlying loans so long as it is not in default under the Participation Agreements. The bank has the option to “put” either of the senior participations to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the applicable Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Operating Property A Notes at the rate of 30-day LIBOR plus 3.85%, or 4.47% at December 31, 2016. The Operating Property A Notes mature on April 1, 2019, at which time the Company is obligated to repurchase the Operating Property A Notes at the then outstanding principal balances thereof. As part of the Participation Agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. On December 14, 2016, the Company received proceeds of $5.2 million for an early payoff on the operating property loan in the Nashville, Tennessee MSA, and the Company repurchased the senior participation on this loan that was included in Operating Property A Notes. The Company paid the regional commercial bank a total of $3.4 million in conjunction with the repurchase, which included a $0.1 million prepayment penalty that is recorded in interest expense in the Consolidated Statements of Operations. The outstanding balance for the remaining Operating Property A Note at December 31, 2016 was $1.8 million.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan so long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 3.72% at December 31, 2016. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note matures on July 1, 2017, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. No proceeds have been received as of December 31, 2016 from the Miami A Note.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million (the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, or 4.12% at December 31, 2016. The July 2016 A Notes mature on August 1, 2019, at which time the Company is obligated to repurchase the July 2016 A Notes at the then outstanding principal balance thereof. As part of the senior participation agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The outstanding balance for the July 2016 A Notes at December 31, 2016 was $13.4 million.

On October 11, 2016 and December 20, 2016, the Company received $0.7 million and $0.2 million, respectively, of additional funds from existing senior participations in the construction loans on four of its development property investments with a profits interest.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a profits interest (the “October 2016 A Note”) in Charlotte, North Carolina having a committed principal balance of approximately $6.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $4.4 million (the “October 2016 A Note Sale”). Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loans. The Company will pay interest to the bank on the senior participation at the annual rate of 30-day LIBOR plus 3.50%, or 4.12% at December 31, 2016. The October 2016 A Note matures on September 1, 2021, at which time the Company is obligated to repurchase the October 2016 A Note at the then outstanding principal balance thereof. The outstanding balance for the October 2016 A Note at December 31, 2016 was $3.4 million.

The table below details the bank commitments and outstanding balances of our various senior participations at December 31, 2016:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2016	Maturity Date
Operating Property A Note	$1,820	$1,820	$-	30-day LIBOR + 3.85%	4.47%	April 1, 2019
Miami A Note	10,001	-	10,001	30-day LIBOR + 3.10%	3.72%	July 1, 2017
July 2016 A Notes	14,185	13,420	765	30-day LIBOR + 3.50%	4.12%	August 1, 2019
October 2016 A Note	4,405	3,375	1,030	30-day LIBOR + 3.50%	4.12%	September 1, 2021
Total	$30,411	$18,615	$11,796
Unamortized fees		(33)
Net balance		$18,582

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

On December 13, 2016, the Company received $53.5 million in proceeds, net of underwriter’s discount and offering costs, related to the issuance of 2,996,311 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of December 31, 2016, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of December 31, 2016, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock are reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the year ended December 31, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. On May 20, 2016, each non-employee director of the Company received an award of 3,585 shares of common stock (total of 14,340 shares) which immediately vested on the grant date.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees of the Manager (as the Company has no employees) and non-employee directors. Granted stock awards at December 31, 2016 and 2015 aggregated 176,840 and 162,500 service-based stock awards, respectively, of which 55,172 vested during the year ended December 31, 2016, 39,999 will vest in 2017, 40,002 will vest in 2018, and 20,000 will vest in 2019 and 2020, respectively. Additionally, 1,667 and none were forfeited during the years ended December 31, 2016 and 2015, respectively. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $1.1 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.0 million and $2.2 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $21.05 and $14.95 as of December 31, 2016 and 2015, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.9 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the years ended December 31, 2016 and 2015 is as follows:

	Year ended December 31,
	2016		2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at beginning of period,	162,500	$20.08	-	$-
Granted	14,340	13.95	162,500	20.08
Vested	(55,172)	18.27	-	-
Forfeited	(1,667)	20.00	-	-
Nonvested at end of period,	120,001	$20.10	162,500	$20.08

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

Holders of Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

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

So long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of December 31, 2016.

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

Holders of Series A Preferred Stock will be entitled to a separate class vote with respect to (i) any amendments to the Company’s Amended and Restated Articles of Incorporation (the “Charter”), as supplemented by the Articles Supplementary, or bylaws that would alter or change the rights, preferences, privileges or restrictions of the Series A Preferred Stock so as to materially and adversely affect such Series A Preferred Stock and (ii) reclassification or otherwise, any issuances by the Company of securities that are senior to, or equal in priority with, the Series A Preferred Stock.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero as preferred representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders. Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors.. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

10. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2016:

Date declared	Record date	Payment date	Per share amount	Total amount
March 10, 2016	April 1, 2016	April 15, 2016	$0.35	$2,157
May 20, 2016	July 1, 2016	July 15, 2016	$0.35	$2,087
September 2, 2016	October 1, 2016	October 14, 2016	$0.35	$2,087
November 2, 2016	January 3, 2017	January 13, 2017	$0.35	$3,134

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2016:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
December 29, 2016	January 1, 2017	January 13, 2017	$17.31	$173

Stock dividend:
December 29, 2016	January 1, 2017	February 15, 2017 (1)	$82.25	$823

(1)	41,353 shares of common stock were issued at the election of the Holders

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2015:

Date declared	Record date	Payment date	Per share amount	Total amount
June 3, 2015	July 6, 2015	July 15, 2015	$0.35	$2,139
August 26, 2015	October 1, 2015	October 15, 2015	$0.35	$2,157
November 6, 2015	January 1, 2016	January 15, 2016	$0.35	$2,157

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  Redeemable Operating Company Units are included in dilutive earnings per share calculations when they are dilutive to earnings per share. For the years ended December 31, 2016 and 2015, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Year ended December 31,
	2016	2015
Weighted average common shares - basic	6,060,100	4,504,356
Effect of dilutive securities (1)	152,548	-
Weighted average common shares, all classes	6,212,648	4,504,356

Calculation of Earnings per Share - basic
Net income (loss)	$16,017	$(2,943)
Less:
Net income (loss) allocated to preferred stockholders	996	-
Net income (loss) allocated to unvested restricted shares (2)	345	-
Dividends declared on unvested restricted shares	n/a	152
Net income (loss) attributable to common shareholders – two-class method	$14,676	$(3,095)

Weighted average common shares - basic	6,060,100	4,504,356
Earnings (loss) per share - basic	$2.42	$(0.69)

Calculation of Earnings per Share - diluted
Net income (loss)	$16,017	$(2,943)
Less:
Net income (loss) allocated to preferred stockholders	996	-
Dividends declared on unvested restricted shares	n/a	152
Net income (loss) attributable to common shareholders – two-class method	$15,021	$(3,095)

Weighted average common shares - diluted	6,212,648	4,504,356
Earnings (loss) per share - diluted	$2.42	$(0.69)

(1)	For the year ended December 31, 2015, potentially dilutive securities consisting of unvested restricted shares are not included in the diluted earnings per share calculation as they are not dilutive.

(2)	Unvested restricted shares participate in dividends with common shares on a 1:1 basis and thus are considered participating securities under the two-class method for the year ended December 31, 2016.

12. RELATED PARTY TRANSACTIONS

The Company’s founder was reimbursed for $0.1 million of organizational costs and $0.1 million of offering costs in April 2015 following the closing of the Company’s IPO.

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at December 31, 2016 and 2015 were $78.7 million and $31.3 million, respectively. The interest income realized and the change in fair value from these equity method investments was $21.4 million and $2.0 million for the years ended December 31, 2016 and 2015, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $5.4 million at December 31, 2016 and the earnings from this venture were $1.3 million for the year ended December 31, 2016.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded $0.2 million and $0.5 million of expense for the deferred termination fee for the years ended December 31, 2016 and 2015, respectively.

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

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $3.3 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively.

Management Fees

As of December 31, 2016, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.7 million and $1.2 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, the Company had outstanding fees due to Manager of $1.0 million and $0.7 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for any quarter in the years ended December 31, 2016 and 2015.

13. RESTRUCTURING COSTS

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

Restructuring costs reflected in the accompanying Consolidated Statements of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420 have been met regarding a plan of termination and when communication has been made to employees. During the years ended December 31, 2016 and 2015, the Company incurred $54.0 thousand and $0.3 million in restructuring costs in the Consolidated Statements of Operations, respectively.

	Year Ended December 31, 2016
Cost Type	Restructuring costs liability at December 31, 2015	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at December 31, 2016	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	64	(70)	-	79	187
Other	10	-	-	(10)	-	13
Total restructuring costs	$95	$64	$(70)	$(10)	$79	$330

	Year Ended December 31, 2015
Cost Type	Restructuring costs liability at December 31, 2014	Restructuring costs incurred	Cash payments	Non-cash activity	Restructuring costs liability at December 31, 2015	Total cumulative restructuring costs incurred or expected to be incurred
Severance	$-	$97	$97	$-	$-	$97
Fixed asset disposal	-	33	-	33	-	33
Lease termination	-	124	39	-	85	124
Other	-	22	12	-	10	22
Total restructuring costs	$-	$276	$148	$33	$95	$276

14. COMMITMENTS AND CONTINGENCIES

As described in Note 3, Investments, the Company has $55.0 million of unfunded loan commitments related to its investment portfolio. As described in Note 7, Other Loans, the Company has $1.8 million of unfunded loan commitments related to six revolving loan agreements.

In conjunction with the Management Agreement with its Manager, the Company also is obligated under several operating leases (primarily for office spaces). The Company recognized $0.2 million of rent expense for the year ended December 31, 2016, all of which is included in general and administrative expenses in the Consolidated Statements of Operations. During the year ended December 31, 2015, the Company recognized $0.4 million of rent expense (gross of $0.2 million of sublease income). Of this amount, $0.1 million was included in general and administrative expenses, and the remaining amount was included in restructuring costs in the Consolidated Statements of Operations. The following table summarizes the maturities of the Company’s senior participations and future minimum payments (gross of any sublease income) under the operating leases as of December 31, 2016:

Contractual Obligations	2017	2018	2019	2020	2021	Total
Long-Term Debt Obligations (1) (2)	$-	$-	$15,240	$-	$3,375	$18,615
Operating Lease Obligations	301	209	2	2	-	514
Total	$301	$209	$15,242	$2	$3,375	$19,129

(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amounts exclude interest, which is variable based on 30-day LIBOR plus spreads ranging from 3.10% to 3.85%.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims that could materially impact its financial position, results of operations, or cash flows.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2016:

	For the three month period ended,
	March 31		June 30	September 30	December 31
2016:
Total revenue	$1,143		$1,533	$1,698	$2,158
Net income	$1,122	(1)	$5,412	$4,994	$4,489
Net income attributable to common stockholders	$1,122		$5,412	$4,994	$3,493
Net income per common share - basic	$0.18		$0.89	$0.84	$0.53
Net income per common share - diluted	$0.18		$0.89	$0.84	$0.53

(1)	Includes $2.0 million in transaction and other expenses.

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2015:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2015:
Total revenue	$-	$157	$578	$1,008
Net loss	$(147)	$(558)	$(1,407)	$(831)
Net loss per common share - basic	n/a	$(0.10)	$(0.24)	$(0.15)
Net loss per common share - diluted	n/a	$(0.10)	$(0.24)	$(0.15)

16. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the year ended December 31, 2016.

Investment Activity

Subsequent to December 31, 2016 we closed on the following development property investments with a profits interest:

Closing Date	MSA	Total Investment Commitment
1/4/2017	New York City	$16,117
1/18/2017	Atlanta 3	14,115
1/31/2017	Atlanta 4	13,678
2/24/2017	Orlando 3	8,056
2/24/2017	New Orleans	12,549
2/27/2017	Atlanta 5	17,492
3/1/2017	Fort Lauderdale	9,952
3/1/2017	Houston	13,630
	Total	$105,589

On January 26, 2017, the Company received $6.7 million for the payoff of a construction loan in the West Palm Beach, Florida MSA.

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company which owns a development property investment with a profits interest in Orlando, Florida for a price of $1.3 million. Additionally, the Company’s profits interest on this development property investment was increased from 49.9% to 74.9%. The Class A member retains all management and voting rights in the limited liability company.

First Quarter Dividend Declarations

On March 7, 2017, the Company’s Board of Directors declared a cash dividend of $17.50 per share of Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2017. The dividends are payable on April 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on April 1, 2017.

On March 7, 2017, the Company’s Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2017. The dividend is payable on April 14, 2017 to stockholders of record on April 3, 2017.

JERNIGAN CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2016

(Dollars in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H
Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Loans	Carrying Amount of Loans (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Development property investments:
Development investments with a profits interest
Self-storage development project	Orlando	6.90%	1-May-21	(2)(4)	$-	$5,308	$7,302	$-
Self-storage development project	Atlanta	6.90%	1-Jul-21	(2)(6)	-	7,694	10,404	-
Self-storage development project	Tampa	6.90%	1-Jul-21	(2)(5)	-	5,285	6,279	-
Self-storage development project	Atlanta	6.90%	1-Jul-21	(2)(6)	-	5,620	8,900	-
Self-storage development project	Charlotte	6.90%	1-Aug-21	(2)(6)	-	6,842	9,853	-
Self-storage development project	Milwaukee	6.90%	1-Aug-21	(2)(6)	-	5,608	7,008	-
Self-storage development project	New Haven	6.90%	1-Sep-21	(2)(7)	-	5,257	6,730	-
Self-storage development project	Pittsburgh	6.90%	1-Sep-21	(2)(7)	-	3,497	4,551	-
Self-storage development project	Raleigh	6.90%	1-Sep-21	(2)(6)	-	1,460	1,396	-
Self-storage development project	Jacksonville	6.90%	1-Oct-21	(2)(8)	-	5,852	7,962	-
Self-storage development project	Austin	6.90%	27-Oct-21	(2)(6)	-	4,366	5,192	-
Self-storage development project	Charlotte	6.90%	20-Sep-22	(2)(6)	-	1,446	1,298	-
Self-storage development project	Orlando	6.90%	17-Nov-22	(3)(6)	-	1,342	1,237	-
Self-storage development project	Jacksonville	6.90%	17-Nov-22	(3)(6)	-	624	551	-
					$-	$60,201	$78,663	$-

Construction loans - first mortgages
Self-storage development project	West Palm Beach	6.90%	1-Mar-17	(9)	$-	$6,712	$6,702	$-
Self-storage development project	Sarasota	6.90%	1-Mar-17	(9)	-	3,485	3,473	-
Self-storage development project	Miami	6.90%	1-Jul-17	(9)	-	6,517	6,264	-
					$-	$16,714	$16,439	$-
Operating property loans - first mortgages
Self-storage property	New Orleans	6.90%	1-Jul-21	(11)	$-	$2,800	$2,768	$-
Self-storage property	Newark	5.85%	1-Aug-22 (10)	(11)	-	3,480	3,441	-
Self-storage property	Nashville	6.90%	1-Nov-21	(11)	-	1,210	1,204	-
Self-storage property	Chicago	6.90%	22-Dec-21	(11)	-	2,500	2,492	-
					$-	$9,990	$9,905	$-

					$-	$86,905	$105,007	$-
Other loans - first mortgage
Land	Denver	6.90%	1-Mar-17	(12)	$-	$1,800	$1,796	$-
Land	Denver	6.90%	1-Mar-17	(13)	-	1,030	1,027	-
Land	Fort Lauderdale	6.90%	1-Mar-17	(13)	-	1,324	1,321	-
Land	Atlanta	6.90%	7-Jun-17	(13)	-	3,018	2,994	-
Land	Houston	6.90%	14-Mar-17	(13)	-	2,913	2,894	-
					$-	$10,085	$10,032	$-

					$-	$96,990	$115,039	$-

(1) The face amount of loans in Column F approximate the aggregate cost for federal income tax purposes.

(2) Development loan investments with a profits interest are comprised of a construction loan secured by a first mortgage on the development project and a mezzanine loan secured by a first priority security interest in the membership interests of the owners of the project. These loans are entered into simultaneously and are valued as a single instrument for accounting purposes.

(3) Development loan investments with a profits interest are comprised of a construction loan secured by a first mortgage on the development project.

(4) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 15th month - no prepayment premium; on or after 15th month but prior to 28th month, 3%; on or after 28th month but prior to 40th month, 2%; on or after 40th month but prior to 52nd month, 1%; on or after 52nd month - no prepayment premium.

(5) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 25th month - no prepayment premium; on or after 25th month but prior to 37th month, 3%; on or after 37th month but prior to 49th month, 2%; on or after 49th month but prior to 61st month, 1%; on or after 61st month - no prepayment premium.

(6) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 37th month - no prepayment premium; on or after 37th month but prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(7) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 19th month - no prepayment premium; on or after 19th month but prior to 31st month, 3%; on or after 31st month but prior to 43rd month, 2%; on or after 43rd month but prior to 55th month, 1%; on or after 70th month - no prepayment premium.

(8) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 19th month - no prepayment premium; on or after 19th month but prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(9) Interest only monthly; balloon payment due at maturity subject to contribution agreements from equity REIT; no prepayment permitted for all or any portion of the loan prior to completion of construction and receipt of certificate of occupancy.

(10) Original maturity date is August 1, 2022 with an option to extend 36 months to August 1, 2025.

(11) Interest only monthly; balloon payment due at maturity; no prepayment during first 36 months, thereafter stepdown prepayment of 3%, 2%, 1%, no prepayment the last 90 days prior to maturity.

(12) Interest only monthly; balloon payment due at maturity; any prepayment of the Loan shall be made by paying on the date of prepayment (i) the amount of principal being prepaid, (ii) all accrued interest, and (iii) all other sums due under the note and the other loan documents.

(13) Balloon payment, including interest, due at maturity; any prepayment of the Loan shall be made by paying on the date of prepayment (i) the amount of principal being prepaid, (ii) all accrued interest, and (iii) all other sums due under the note and the other loan documents.

The following table sets forth the activity of mortgage loans for the year ended December 31, 2016:

Balance as of December 31, 2015	$60,515
Fundings of principal, net of unamortized origination fees	59,102
Contribution of assets to Heitman Joint Venture	(7,693)
Payment-in-kind interest	3,856
Repayments of principal	(19,111)
Net unrealized gains	18,370
Balance as of December 31, 2016	$115,039

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEMS 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2017 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of the report

The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are included herein and are incorporated by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

(2)	Financial Statement Schedule:

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016 is included herein and is incorporated by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith. All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits:

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)
3.2	Amended and Restated Bylaws of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)
3.3	Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
4.1	Form of Certification for Common Stock of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.1	Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 5, 2016).
10.2	Amended and Restated Agreement of Limited Partnership of Jernigan Capital Operating Partnership LP (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)
10.4	Jernigan Capital, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.5†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.6	Indemnification Agreement between Jernigan Capital, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.7	Private Placement Purchase Agreement, dated as of March 26, 2015 (Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)
10.8†	Restricted Stock Agreement with John A. Good (Incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K, filed on June 16, 2015)
10.9	Indemnification Agreement with John A. Good (Incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K, filed on June 16, 2015)
10.10†	Restricted Stock Agreement with William C. Drummond (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.11	Indemnification Agreement with William C. Drummond (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.12	Limited Liability Company Agreement of Storage Lenders LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 11, 2016)
10.13	Amended and Restated Management Agreement between Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCap Advisors, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on May 23, 2016)
10.14	Stock Purchase Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.15	Amendment No. 1 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated July 27, 2016 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.16	Registration Rights Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 28, 2016)
10.17	Indemnification Agreement with James D. Dondero (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2016)
21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Frazee Ivy Davis, PLC
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1*	Consolidated Financial Statements of Franklin Parent, LLC and Subsidiary as of December 31, 2016 (audited) and December 31, 2015 (unaudited)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date:	March 8, 2017	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 8, 2017	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	March 8, 2017	By:	/s/ JOHN A. GOOD
John A. Good
President, Chief Operating Officer and Director

Date:	March 8, 2017	By:	/s/ WILLIAM C. DRUMMOND
William C. Drummond
Senior Vice President, Chief Financial Officer, and Treasurer
(principal financial and accounting officer)

Date:	March 8, 2017	By:	/s/ MARK O. DECKER
Mark O. Decker
Director

Date:	March 8, 2017	By:	/s/ JAMES D. DONDERO
James D. Dondero
Director

Date:	March 8, 2017	By:	/s/ HOWARD A. SILVER
Howard A. Silver
Director

Date:	March 8, 2017	By:	/s/ HARRY J. THIE
Harry J. Thie
Director

