Form 10-Q
period 2017-03-31
Jernigan Capital, Inc.
filed 2017-05-09
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No     ☒

As of May 8, 2017, Jernigan Capital, Inc. had 10,000,020 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and cash equivalents	$28,252	$67,373
Development property investments at fair value, of which $31.2 million and $33.3 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of March 31, 2017 and December 31, 2016, respectively	117,936	95,102
Operating property loans at fair value, of which $2.8 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of March 31, 2017 and December 31, 2016	9,965	9,905
Investment in and advances to real estate venture	10,812	5,373
Self-storage real estate owned	7,350	-
Other loans, at cost	14,826	11,752
Deferred costs	2,294	2,207
Prepaid expenses and other assets	809	868
Fixed assets, net	185	199
Total assets	$192,429	$192,779

Liabilities:
Senior loan participations	$19,299	$18,582
Due to Manager	839	1,008
Accounts payable, accrued expenses and other liabilities	1,040	697
Dividends payable	3,695	4,130
Total liabilities	24,873	24,417

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Cumulative preferred stock, $0.01 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, at liquidation preference of $10.0 million, net of allocated costs	9,446	9,448
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2017 and December 31, 2016; 8,997,707 and 8,956,354 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	90	90
Additional paid-in capital	163,772	162,664
Accumulated deficit	(5,752)	(3,840)
Total equity	167,556	168,362
Total liabilities and equity	$192,429	$192,779

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenues:
Interest income from investments	$2,119	$1,143
Rental and other property related income from real estate owned	63	-
Other revenues	119	-
Total revenues	2,301	1,143

Costs and expenses:
General and administrative expenses	1,578	1,304
Management fees to Manager	630	414
Property operating expenses of real estate owned	55	-
Transaction and other expenses	-	1,952
Restructuring costs	-	7
Deferred termination fee to Manager	-	157
Total costs and expenses	2,263	3,834

Operating income (loss)	38	(2,691)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	422	-
Change in fair value of investments	1,393	3,791
Interest expense	(204)	-
Other interest income	134	22
Total other income	1,745	3,813
Net income	1,783	1,122
Net income attributable to preferred stockholders	(546)	-
Net income attributable to common stockholders	$1,237	$1,122

Basic earnings per share attributable to common stockholders	$0.14	$0.18
Diluted earnings per share attributable to common stockholders	$0.14	$0.18

Dividends declared per share of common stock	$0.35	$0.35

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'	Non- Controlling
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Total Equity
Balance at December 31, 2015	-	$-	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Stock-based compensation	-	-	-	-	175	-	175	-	175
Deferred termination fee to Manager	-	-	-	-	-	-	-	157	157
Dividends declared on common stock	-	-	-	-	-	(2,157)	(2,157)	-	(2,157)
Net income	-	-	-	-	-	1,122	1,122	-	1,122
Balance at March 31, 2016	-	$-	6,162,500	$62	$110,809	$(10,431)	$100,440	$621	$101,061

Balance at December 31, 2016	10,000	$9,448	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(2)	-	-	-	-	(2)	-	(2)
Stock dividend paid on preferred stock	-	-	41,353	-	823	-	823	-	823
Equity offering costs related to issuance of common stock	-	-	-	-	(7)	-	(7)	-	(7)
Stock-based compensation	-	-	-	-	292	-	292	-	292
Dividends declared on preferred stock	-	-	-	-	-	(546)	(546)	-	(546)
Dividends declared on common stock	-	-	-	-	-	(3,149)	(3,149)	-	(3,149)
Net income	-	-	-	-	-	1,783	1,783	-	1,783
Balance at March 31, 2017	10,000	$9,446	8,997,707	$90	$163,772	$(5,752)	$167,556	$-	$167,556

 See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$1,783	$1,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest capitalized on outstanding loans	(1,476)	(730)
Change in fair market value of investments	(1,393)	(3,791)
Stock-based compensation	292	175
Equity in earnings from unconsolidated real estate venture	(419)	-
Return on investment from unconsolidated joint venture	192	-
Deferred termination fee to Manager	-	157
Depreciation	38	18
Amortization of deferred financing costs	2	-
Accretion of origination fees	(153)	(38)
Origination fees received in cash	1,129	-
Changes in operating assets and liabilities:
Other assets	70	(174)
Due to Manager	(169)	(24)
Accounts payable, accrued expenses, and other liabilities	108	1,783
Net cash provided by (used in) operating activities	4	(1,502)

Cash flows from investing activities
Purchase of fixed assets	-	(1)
Purchase of self-storage real estate owned	(1,270)
Capital contributions to real estate venture	(1,324)	-
Advances to real estate venture	(11,564)	-
Repayment of advances to real estate venture	7,719	-
Capitalized real estate venture costs	-	(226)
Funding of investment portfolio:
Development property investments	(33,787)	(10,551)
Operating property loans	-	(165)
Funding of other loans	(8,152)	(456)
Repayments of investment portfolio investments	6,860	-
Repayment of other loans	5,079	-
Net cash used in investing activities	(36,439)	(11,399)

Cash flows from financing activities
Senior loan participations	717	-
Deferred costs	(87)	-
Costs related to the issuance of common stock	(7)	-
Costs related to the issuance of preferred stock	(2)
Dividends paid on preferred stock	(173)	-
Dividends paid on common stock	(3,134)	(2,157)
Net cash used in financing activities	(2,686)	(2,157)
Net change in cash and cash equivalents	(39,121)	(15,058)
Cash and cash equivalents at the beginning of the period	67,373	43,859
Cash and cash equivalents at the end of the period	$28,252	$28,801

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014. The Company closed its initial public offering of its common stock (the “IPO”) on April 1, 2015, and has used proceeds of the IPO and other capital sources primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). The Company is externally managed by JCAP Advisors, LLC (the “Manager”).

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At March 31, 2017 and December 31, 2016, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at March 31, 2017 and December 31, 2016.

For investments carried at fair value, fees and costs are expensed as incurred.

Loan arrangements under which the Company is entitled to greater than 50% of the residual profits are accounted for as a real estate investment in accordance with ASC 310, Receivables (“ASC 310”), and are included in the Consolidated Balance Sheets as self-storage real estate owned.

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

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$117,936	$-	$-	$117,936
Operating property loans	9,965	-	-	9,965
Total investments	$127,901	$-	$-	$127,901

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$95,102	$-	$-	$95,102
Operating property loans	9,905	-	-	9,905
Total investments	$105,007	$-	$-	$105,007

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

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost reflects the purchase price or development cost of the assets. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are depreciated using the straight-line method based on a useful life of 40 years.

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

Cash and Cash Equivalents

Cash, investments in money market accounts, and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with two financial institutions, and the balance at each financial institution exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 per institution.

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method.

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

The operations of the self-storage real estate owned are managed by a third-party self-storage management company. All rental leases are operating leases, and rental income is recognized in accordance with the terms of the leases, which generally are month to month.

Debt Issuance Costs

Costs related to the sale of senior participations are deferred and are amortized as interest expense over the estimated life of the related senior participation using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Debt issuance costs are presented in Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. The Company did not incur any transaction and other expenses during the three months ended March 31, 2017. During the same period in 2016, the Company incurred $2.0 million of transaction and other expenses.

Offering and Registration Costs

Offering and registration costs represent underwriting discounts and commissions, professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s securities. Offering and registration costs incurred in connection with the Company’s common stock offerings are reflected as a reduction of additional paid-in capital.

On July 27, 2016, the Company entered into a Stock Purchase Agreement (see Note 10, Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in connection with the execution of the Stock Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, $2.2 million is in deferred costs on the Consolidated Balance Sheet at March 31, 2017, and $0.6 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheet at March 31, 2017.

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

Comprehensive Income

For the three months ended March 31, 2017 and 2016, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements as the Company is currently presenting distributions received from equity method investees consistent with the presentation required under ASU 2016-05.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is the final standard on accounting for leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. The Company will adopt the ASU effective January 1, 2018 and does not expect the adoption to have a material effect on its consolidated financial statements as the new guidance does not apply to revenue associated with loans or derived from lease contracts; however, the Company is still in the process of evaluating the impact these standards will have on its consolidated financial statements.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three months ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$153	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$823	$-
Dividends declared on preferred stock	546	-
Dividends declared on common stock	3,149	2,157
Contribution of assets to real estate venture	-	7,693
Reclassification of self-storage real estate owned	6,041	-

3. INVESTMENTS

The Company’s self-storage investments at March 31, 2017 consisted of the following:

•	Development Property Investments - The Company had 22 investments totaling an aggregate committed principal amount of approximately $207.4 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project, is secured by a first mortgage on the development project and generally includes a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

The Company also had two construction loan investments totaling an aggregate committed principal amount of approximately $22.5 million, each of which had an initial term of 18 months that can be extended on a case-by-case basis. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser or has a bona fide written offer on the property, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

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

As of March 31, 2017, the aggregate committed principal amount of the Company’s investment portfolio was approximately $239.9 million and outstanding principal was $115.3 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2) (4)	$5,372	$5,336	$36	$1,325
6/10/2015	Atlanta 1 (2)	8,132	7,763	369	10,265
6/19/2015	Tampa (2)	5,369	5,285	84	6,306
6/26/2015	Atlanta 2 (2)	6,050	5,655	395	8,895
6/29/2015	Charlotte 1 (2)	7,624	6,978	646	10,213
7/2/2015	Milwaukee (2)	7,650	6,695	955	8,412
7/31/2015	New Haven (2)	6,930	5,818	1,112	7,531
8/10/2015	Pittsburgh (3)	5,266	3,961	1,305	5,006
8/14/2015	Raleigh	8,792	2,055	6,737	1,955
9/30/2015	Jacksonville 1 (2)	6,445	5,954	491	8,219
10/27/2015	Austin (2)	8,658	5,616	3,042	6,748
9/20/2016	Charlotte 2	12,888	1,875	11,013	1,662
11/17/2016	Orlando 2 (3)	5,134	2,089	3,045	2,074
11/17/2016	Jacksonville 2	7,530	1,553	5,977	1,491
1/4/2017	New York City	16,117	8,765	7,352	8,746
1/18/2017	Atlanta 3	14,115	3,051	11,064	2,944
1/31/2017	Atlanta 4	13,678	5,305	8,373	5,234
2/24/2017	Orlando 3	8,056	604	7,452	526
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	4,469	13,023	4,332
3/1/2017	Fort Lauderdale	9,952	1,710	8,242	1,622
3/1/2017	Houston	13,630	3,211	10,419	3,102
		$207,429	$93,748	$113,681	$106,608

Construction loans:
8/5/2015	Sarasota	4,792	4,098	694	4,134
12/23/2015	Miami	17,733	7,473	10,260	7,194
		$22,525	$11,571	$10,954	$11,328
	Subtotal	$229,954	$105,319	$124,635	$117,936

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,783
7/7/2015	Newark	3,480	3,480	-	3,464
10/30/2015	Nashville(5)	1,210	1,210	-	1,211
12/22/2015	Chicago	2,502	2,500	2	2,507
	Subtotal	$9,992	$9,990	$2	$9,965

	Total investments	$239,946	$115,309	$124,637	$127,901

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of March 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	In February 2017, the Company purchased, for $1.3 million, 50% of the economic rights of the Class A membership units of the limited liability company which owns this development property investment, thus increasing the Company’s profits interest in this investment from 49.9% to 74.9%. As such, the Company’s investment was reclassified as self-storage real estate owned in the March 31, 2017 Consolidated Balance Sheet. See Note 7, Self-storage Real Estate Owned, for additional discussion. The committed and funded investment amounts in this table pertain to the full terms of the development investment, while, the fair value represents only the portion (25.1%) of the principal balance constituting a loan to the Class A member.

(5)	This investment was repaid in April 2017.

The following table provides a reconciliation of the funded principal to the fair market value of investments at March 31, 2017:

Funded principal	$115,309
Adjustments:
Unamortized origination fees	(1,918)
Change in fair value of investments	20,635
Reclassification of self-storage real estate owned	(6,041)
Other	(84)
Fair value of investments	$127,901

As of December 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $141.9 million and outstanding principal was $86.9 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1(2)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1(2)	8,132	7,694	438	10,404
6/19/2015	Tampa(2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2(2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1(2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee(2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven(2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh(3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1(2)	6,445	5,852	593	7,962
10/27/2015	Austin(3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach (4)	7,500	6,712	788	6,702
8/5/2015	Sarasota	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
	Subtotal	$131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
	Subtotal	$9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	This investment was repaid in January 2017.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2016:

Funded principal	$86,905
Adjustments:
Unamortized origination fees	(1,056)
Change in fair value of investments	19,242
Other	(84)
Fair value of investments	$105,007

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

No loans were in non-accrual status as of March 31, 2017 and December 31, 2016.

All of the Company’s development property investments with a profits interest except for the Orlando 1 investment would have been accounted for under the equity method had the Company not elected the fair value option. For the development property investments with a profits interest, the assets and liabilities of the equity method investees approximated $103.3 million and $88.4 million, respectively, at March 31, 2017 and approximated $71.0 million and $60.2 million, respectively, at December 31, 2016. These investees had revenues of approximately $0.4 million and a net operating loss of approximately $0.4 million for the three months ended March 31, 2017. These investees had no significant revenues or expenses for the three months ended March 31, 2016 since the development properties were under construction during this period. For the three months ended March 31, 2017, the total income (interest income and change in fair value) from each of two development property investments with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the three months ended March 31, 2017 of $0.4 million from the Milwaukee MSA development property investment with a profits interest and $0.4 million from the Austin MSA development property investment with a profits interest.

For five of the Company’s development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at March 31, 2017.

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

The carrying values of cash, other loans, receivables, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The table below summarizes the valuation techniques and inputs used to measure the fair value of items categorized in Level 3 of the fair value hierarchy.

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

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the two properties between 40% and 100% complete at March 31, 2017, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Nine properties have reached construction completion at March 31, 2017. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals that differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2017 and December 31, 2016. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2017
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.38 - 9.53%	8.44%
		Exit date	0.18 – 4.92 years	2.33 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	66.38 – 74.58%	70.76%
		Exit date	1.17 - 4.92 years	2.51 years
		Capitalization rate(c)	5.25 - 5.50%	5.46%
		Discount rate	8.25 - 8.50%	8.46%

Operating property loans	Income approach analysis	Market yields/ discount rate	5.95 - 7.07%	6.60%
		Exit date(d)	4.25 - 5.41 years	4.82 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. Therefore, this line item focuses on all development property investments, including those with a profits interest.

(b)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.

(c)	Eleven properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.23 - 9.28%	8.34%
		Exit date	0.17 - 3.88 years	1.81 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date	1.42 - 3.88 years	2.12 years
		Capitalization rate(c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 – 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/ discount rate	6.09 - 7.20%	6.73%
		Exit date(d)	4.50 – 5.66 years	5.07 years

(a)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. Therefore, this line item focuses on all development property investments, including those with a profits interest.
(b)	The valuation technique for the development property investments with a profits interest does not differ from the development property investments without a profits interest. The development property investments with a profits interest only require incremental valuation techniques to determine the value of the profits interest. Therefore this line only focuses on the profits interest valuation.
(c)	Ten properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.
(d)	The exit dates for the operating property loans are the contractual maturity dates.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2017	December 31, 2016
Up 25 basis points	$(0.6)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.6	0.3

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of the Company’s development investments containing profits interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the Company’s investments. The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2017	December 31, 2016
Up 25 basis points	$(2.2)	$(2.1)
Down 25 basis points	2.4	2.3

Up 50 basis points	(4.2)	(3.8)
Down 50 basis points	5.0	4.6

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three months ended March 31, 2017 and 2016.

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

The following table presents changes in investments that use Level 3 inputs for the three month period ended March 31, 2017:

Balance as of December 31, 2016	$105,007
Net realized gains	-
Net unrealized gains	1,393
Fundings of principal and change in unamortized origination fees	32,926
Repayments of loans	(6,860)
Payment-in-kind interest	1,476
Reclassification of self-storage real estate owned	(6,041)
Net transfers in or out of Level 3	-
Balance at March 31, 2017	$127,901

As of March 31, 2017 and December 31, 2016, the total net unrealized appreciation on the investments that use Level 3 inputs was $20.6 million and $19.2 million, respectively.

For the three months ended March 31, 2017 and 2016, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of March 31, 2017, the SL1 Venture had closed on eight new development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of March 31, 2017. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of March 31, 2017, SL1 Venture had eleven development property investments with a profits interest as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$6,813	$7,054	$7,587
5/14/2015	Miami 2 (2)	14,849	6,064	8,785	5,930
9/25/2015	Fort Lauderdale (2)	13,230	4,574	8,656	4,433
4/15/2016	Washington DC	17,269	8,716	8,553	8,756
4/29/2016	Atlanta 1	10,223	1,196	9,027	1,109
7/19/2016	Jacksonville	8,127	3,669	4,458	4,257
7/21/2016	New Jersey	7,828	789	7,039	712
8/15/2016	Atlanta 2	8,772	3,025	5,747	3,132
8/25/2016	Denver	11,032	3,557	7,475	3,448
9/28/2016	Columbia	9,199	3,461	5,738	3,427
12/22/2016	Raleigh	8,877	1,081	7,796	1,006
	Total	$123,273	$42,945	$80,328	$43,797

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

As of March 31, 2017, the SL1 Venture had total assets of $46.7 million and total liabilities of $6.3 million. During the three months ended March 31, 2017, the SL1 Venture had net income of $2.3 million, of which $0.4 million was allocated to the Company and $1.9 million was allocated to HVP III under the HLBV method. At March 31, 2017, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At March 31, 2017 and December 31, 2016, the Company had $6.2 million and $2.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of March 31, 2017.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of March 31, 2017.

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

For four of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The puts, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at March 31, 2017.

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

The Company has recorded assets of $117.9 million and $95.1 million at March 31, 2017 and December 31, 2016, respectively, for its variable interest in the VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows:

	March 31, 2017	December 31, 2016
Assets recorded related to VIEs	$117,936	$95,102
Unfunded loan commitments to VIEs	124,635	54,950
Maximum exposure to loss	$242,571	$150,052

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of March 31, 2017 and December 31, 2016, the Company’s remaining unfunded commitment to the SL1 Venture is $8.1 million and $9.4 million, respectively.

7. SELF-STORAGE REAL ESTATE OWNED

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company which owns a development property investment with a profits interest in Orlando, Florida for $1.3 million and increased its profits interest on this development property investment from 49.9% to 74.9%. The Class A member retains all management and voting rights in the limited liability company. Previously, the Company accounted for this investment as an equity method investment. Now that the Company is entitled to greater than 50% of the residual profits from the investment, the Company accounts for this investment as a real estate investment in its consolidated financial statements in accordance with ASC 310.

The following table shows the impact of this real estate investment on the Company’s Consolidated Balance Sheet as of March 31, 2017:

Cash	$34

Land	1,507
Building and improvements	5,919
Accumulated depreciation	(76)
Self-storage real estate owned	$7,350

Accrued liabilities	$92

The following table shows the impact of this real estate investment on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2017:

Rental revenues	$63

Property operating expenses	(31)
Depreciation expense	(24)
Property operating expenses of real estate owned	$(55)

The Company’s basis in the land and building was recorded at cost (equal to cash paid and accrued interest, plus unrealized gains accrued at the date of reclassification) at February 3, 2017, the date of the Company’s purchase of 50% of the economic rights of the Class A membership units of the limited liability company that owns the development property investment with a profits interest. The allocation to land and building was based on the historical cost of these assets.

8. OTHER LOANS, AT COST

As of March 31, 2017, the Company had an aggregate balance of $13.1 million related to five bridge loans extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These bridge loans are secured by first mortgages on real and personal property, are personally guaranteed, and are interest-only with a fixed interest rate of 6.9% per annum, and mature in three to nine months. The maturities are based upon the estimated time needed to prepare the sites for closing into a development loan. During the three months ended March 31, 2017, the Company received repayments of $4.2 million related to two bridge loans and entered into two new bridge loans with an aggregate commitment of $7.3 million. At December 31, 2016, the Company had executed five bridge loans extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These bridge loans were accounted for under the cost method, and fair value approximates cost at March 31, 2017 and December 31, 2016. None of these bridge loans were in non-accrual status as of March 31, 2017 and December 31, 2016. The Company determined that no allowance for loan loss was necessary at March 31, 2017 and December 31, 2016.

The Company also had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.6 million at March 31, 2017. Five of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. All of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments. Three of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.25 million, one provides for borrowings of up to $0.7 million, and one agreement provides for borrowings of up to $1.0 million (total of $3.5 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. During the three months ended March 31, 2017, the Company received repayments on these revolving loan agreements of $0.8 million. At December 31, 2016, the Company had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.7 million. These loans are accounted for under the cost method, and fair value approximates cost at March 31, 2017 and December 31, 2016. None of these loans are in non-accrual status as of March 31, 2017 and December 31, 2016. The Company determined that no allowance for loan loss was necessary at March 31, 2017 and December 31, 2016.

9. SENIOR PARTICIPATIONS

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). On December 14, 2016, the Company received proceeds of $5.2 million for an early payoff on the operating property loan in the Nashville, Tennessee MSA, and the Company repurchased the senior participation on this loan that was included in Operating Property A Notes. The Company paid the regional commercial bank a total of $3.4 million in connection with the repurchase, which included a $0.1 million prepayment penalty that is recorded in interest expense in the Consolidated Statements of Operations. Under the remaining Participation Agreement, the Company will continue to service the underlying loans as long as it is not in default under the Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Operating Property A Note at the rate of 30-day LIBOR plus 3.85%, or 4.83% at March 31, 2017. The Operating Property A Note matures on April 1, 2019, at which time the Company is obligated to repurchase the Operating Property A Note at the then outstanding principal balances thereof. As part of the Participation Agreement, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The outstanding balance for the remaining Operating Property A Note at March 31, 2017 was $1.8 million.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 4.08% at March 31, 2017. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. During the three months ended March 31, 2017, the maturity date was extended to January 31, 2018, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. No proceeds have been received as of March 31, 2017 from the Miami A Note.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million (the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, or 4.48% at March 31, 2017. The July 2016 A Notes mature on August 1, 2019, at which time the Company is obligated to repurchase the July 2016 A Notes at the then outstanding principal balance thereof. As part of the senior participation agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The outstanding balance for the July 2016 A Notes at March 31, 2017 was $13.6 million.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a profits interest (the “October 2016 A Note”) in Charlotte, North Carolina having a committed principal balance of approximately $6.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $4.4 million (the “October 2016 A Note Sale”). Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loans. The Company will pay interest to the bank on the senior participation at the annual rate of 30-day LIBOR plus 3.50%, or 4.48% at March 31, 2017. The October 2016 A Note matures on September 1, 2021, at which time the Company is obligated to repurchase the October 2016 A Note at the then outstanding principal balance thereof. The outstanding balance for the October 2016 A Note at March 31, 2017 was $3.9 million.

The table below details the bank commitments and outstanding balances of our senior participations at March 31, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at March 31, 2017	Maturity Date
Operating Property A Note	$1,820	$1,820	$-	30-day LIBOR + 3.85%	4.83%	April 1, 2019
Miami A Note	10,001	-	10,001	30-day LIBOR + 3.10%	4.08%	January 31, 2018
July 2016 A Notes	14,185	13,577	608	30-day LIBOR + 3.50%	4.48%	August 1, 2019
October 2016 A Note	4,405	3,935	470	30-day LIBOR + 3.50%	4.48%	September 1, 2021
Total	$30,411	19,332	$11,079
Unamortized fees		(33)
Net balance		$19,299

10. STOCKHOLDERS’ EQUITY

The Company had 8,997,707 and 8,956,354 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively. The Company had 10,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2017 and December 31, 2016.

Common Stock Offering

On December 13, 2016, the Company received $53.5 million in proceeds, net of underwriter’s discount and offering costs, related to the issuance of 2,996,311 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of March 31, 2017, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of March 31, 2017, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the year ended December 31, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. On May 20, 2016, each non-employee director of the Company received an award of 3,585 shares of common stock (total of 14,340 shares) which immediately vested on the grant date. On May 3, 2017, the Company’s stockholders approved, and the Company adopted, the Amended and Restated 2015 Stock Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and extending the term of the Plan until May 2, 2027. On May 3, 2017, three non-employee directors of the Company were each granted an award of 2,138 shares of common stock (total of 6,414 shares), which immediately vested on the grant date. In addition, certain employees of the Manager were granted a cumulative total of 105,000 shares of restricted common stock, which vest ratably over a three-year period.

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees of the Manager (as the Company has no employees) and non-employee directors. Granted stock awards at March 31, 2017 and December 31, 2016 aggregated 176,840 service-based stock awards, of which 55,172 vested in 2016, 39,999 will vest in 2017, 40,002 will vest in 2018, and 20,000 will vest in 2019 and 2020, respectively. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $0.3 million and $0.2 million of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $1.9 million and $2.0 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $23.04 and $21.05 as of March 31, 2017 and December 31, 2016, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.7 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at December 31,	120,001	$20.10	162,500	$20.08
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested at March 31,	120,001	$20.10	162,500	$20.08

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

Holders of Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter as long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of March 31, 2017.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2018 annual meeting of stockhoders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

As of March 31, 2017, the Company had issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement. On March 7, 2017, we declared a (i) cash distribution of $17.50 per share of Series A Preferred stock, payable on April 14, 2017, to holders of Series A Preferred stock of record on the close of business on April 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred stock, payable on April 17, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  For the three months ended March 31, 2017 and 2016, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended March 31,
	2017	2016
Weighted average common shares - basic	8,857,030	6,000,000
Effect of dilutive securities	136,498	162,500
Weighted average common shares, all classes	8,993,528	6,162,500

Calculation of Earnings per Share - basic
Net income	$1,783	$1,122
Less:
Net income allocated to preferred stockholders	546	-
Net income allocated to unvested restricted shares (1)	17	30
Net income attributable to common shareholders - two-class method	$1,220	$1,092

Weighted average common shares - basic	8,857,030	6,000,000
Earnings per share - basic	$0.14	$0.18

Calculation of Earnings per Share - diluted
Net income	$1,783	$1,122
Less:
Net income allocated to preferred stockholders	546	-
Net income attributable to common shareholders - two-class method	$1,237	$1,122

Weighted average common shares - diluted	8,993,528	6,162,500
Earnings per share - diluted	$0.14	$0.18

(1)	Unvested restricted shares participate in dividends with common shares on a 1:1 basis and thus are considered participating securities under the two-class method for the three months ended March 31, 2017 and 2016.

12. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at March 31, 2017 and December 31, 2016 were $106.6 million and $78.7 million, respectively. The interest income realized and the change in fair value from these equity method investments was $2.8 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $10.8 million and $5.4 million at March 31, 2017 and December 31, 2016, respectively, and the earnings from this venture were $0.4 million for the three months ended March 31, 2017. There were no earnings from this venture for the three months ended March 31, 2016.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded none and $0.2 million of expense for the deferred termination fee for the three months ended March 31, 2017 and 2016, respectively.

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

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.8 million for the three months ended March 31, 2017 and 2016.

Management Fees

As of March 31, 2017, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, the Company had outstanding fees due to Manager of $0.8 million and $1.0 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three months ended March 31, 2017 and 2016.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to March 31, 2017, the Company closed on the following development property investments with a profits interest:

Closing Date	MSA	Total Investment Commitment
4/14/2017	Louisville	$8,523
4/20/2017	Denver 1	11,164
4/20/2017	Denver 2	9,806
5/2/2017	Tampa 2	8,091
5/2/2017	Atlanta 6	12,543
	Total	$50,127

On April 20, 2017, the Company received $1.2 million for the payoff of an operating property loan in the Nashville, Tennessee MSA.

On April 20, 2017, the Company received aggregate repayments of $2.8 million related to two loans recorded at cost in connection with the above-described closings of the Denver 1 and Denver 2 development property investments with a profits interest.

On May 2, 2017, the Company received a repayment of $3.0 million related to a loan recorded at cost in connection with the closing of the above-described Atlanta 6 development property investment with a profits interest.

Capital Activity

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. Since the inception of the ATM Program, the Company has issued and sold an aggregate of 874,402 shares of common stock at a weighted average price of $22.76 per share under the ATM Program, receiving net proceeds after commissions of $19.6 million. The Company intends to use net proceeds from sales under the ATM Program to fund investments and for general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by the Company.

Dividend Declarations

On May 3, 2017, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2017. The dividends are payable on July 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on July 1, 2017.

On May 3, 2017, the Company’s Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2017. The dividend is payable on July 14, 2017 to stockholders of record on July 3, 2017.

Second Amended and Restated Management Agreement

Effective as of April 1, 2017, the Company, the Operating Company and the Manager entered into a Second and Amended Restated Management Agreement to modify the manner in which certain expenses incurred by the Manager are accounted for and paid by the Company. Under the Amended and Restated Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services. The Second Amended and Restated Management Agreement now provides that expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company will be reduced dollar-for-dollar by the amount of any such payment or reimbursement.

Amended and Restated 2015 Equity Incentive Plan

On May 3, 2017, the stockholders of the Company approved the Amended and Restated 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and to extend the term of the Amended and Restated 2015 Equity Incentive Plan to May 2, 2027. On May 3, 2017, three non-employee directors of the Company were each granted an award of 2,138 shares of common stock (total of 6,414 shares), which immediately vested on the grant date. In addition, certain employees of the Manager were granted a cumulative total of 105,000 shares of restricted common stock, which vest ratably over a three-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in the Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2017, which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K.

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

As of March 31, 2017, we had 28 on-balance sheet investments, for an aggregate committed principal amount of $239.9 million, including 22 development property investments totaling approximately $207.4 million of aggregate committed principal amount, each of which provides us with a Profits Interest, two construction loans totaling approximately $22.5 million of aggregate committed principal amount and four operating property loans totaling approximately $10.0 million of aggregate committed principal amount. Each of the development property investments is located in a submarket within a major U.S. market with demographics that management believes will support successful lease-up and value creation in the property As of March 31, 2017, we had funded approximately $115.3 million of the aggregate committed principal amount of our closed investments.

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

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of March 31, 2017, the SL1 Venture had closed on eight additional development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of March 31, 2017.

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

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors including, among other things;

•	the pace at which we are able to deploy capital into development property investments and begin earning interest income, which pace can be dependent on the timing of government issuance of building permits, weather and other factors outside our control;
•	the timing of certificates of occupancy of facilities we finance and the pace of lease-up of such facilities;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures:
•	changes in the fair value of our assets; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In one event we made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners Our operating results include rental income and related operating expenses from owned self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three months ended March 31, 2017 and 2016 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our investment portfolio. We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the intrinsic value inherent in the Profits Interests we possess. Under the fair value option, we mark our development property investments and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments and operating property loans and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments and operating property loans may fluctuate from period to period. Additionally, the fair value of our development property investments and operating property loans may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments and operating property loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Recent Developments

Investment Activity

Subsequent to March 31, 2017, we closed on the following development property investments with a profits interest:

Closing Date	MSA	Total Investment Commitment
4/14/2017	Louisville	$8,523
4/20/2017	Denver 1	11,164
4/20/2017	Denver 2	9,806
5/2/2017	Tampa 2	8,091
5/2/2017	Atlanta 6	12,543
	Total	$50,127

On April 20, 2017, we received $1.2 million for the payoff of an operating property loan in the Nashville, Tennessee MSA.

On April 20, 2017, we received aggregate repayments of $2.8 million related to two loans recorded at cost in connection with the closings of the above-described Denver 1 and Denver 2 development property investments with a profits interest.

On May 2, 2017, we received a repayment of $3.0 million related to a loan recorded at cost in connection with the closing of the above-described Atlanta 6 development property investment with a profits interest.

Capital Activity

On April 5, 2017, we commenced an at-the-market continuous equity offering program (the “ATM Program”) through which we may, from time to time, issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. Since the inception of the ATM Program, we have issued and sold an aggregate of 874,402 shares of common stock at a weighted average price of $22.76 per share under the ATM Program, receiving net proceeds after offering costs and commissions of $19.6 million. We intend to use net proceeds from sales under the ATM Program to fund investments and for general corporate purposes. The timing of any sales will depend on a variety of factors to be determined by management.

Dividend Declarations

On May 3, 2017, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2017. The dividends are payable on July 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on July 1, 2017.

On May 3, 2017, our Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2017. The dividend is payable on July 14, 2017 to stockholders of record on July 3, 2017.

Second Amended and Restated Management Agreement

Effective as of April 1, 2017, we, along with the Manager, entered into a Second and Amended Restated Management Agreement to modify the manner in which certain expenses incurred by the Manager are accounted for and paid by us. Under the Amended and Restated Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for our investments, and we agree to reimburse the Manager for costs and expenses incurred in connection with these services. The Second Amended and Restated Management Agreement now provides that expenses incurred by the Manager are reimbursable to the Manager by us only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by us will be reduced dollar-for-dollar by the amount of any such payment or reimbursement.

Amended and Restated 2015 Equity Incentive Plan

On May 3, 2017, our stockholders approved the Amended and Restated 2015 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and to extend the term of the Amended and Restated 2015 Equity Incentive Plan to May 2, 2027. On May 3, 2017, three non-employee directors of the Company were each granted an award of 2,138 shares of common stock (total of 6,414 shares), which immediately vested on the grant date. In addition, certain employees of the Manager were granted a cumulative total of 105,000 shares of restricted common stock, which vest ratably over a three-year period.

Investment Activity

Our self-storage investments at March 31, 2017 consisted of the following:

•	Development Property Investments - We had 22 investments totaling an aggregate committed principal amount of approximately $207.4 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and in certain cases a first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of 6.9% per annum and have a term of 72 months.

We also had two construction loan investments totaling an aggregate committed principal amount of approximately $22.5 million, each of which had an initial term of 18 months that can be extended on a case-by-case basis. Each construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage or deed of trust on the project. Each of these construction loans is subject to a purchase and sale agreement between the developer and a third-party purchaser, containing certain conditions, pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

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

As of March 31, 2017, the aggregate committed principal amount of our investment portfolio is approximately $239.9 million and outstanding principal is $115.3 million, as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2) (4)	$5,372	$5,336	$36	$1,325
6/10/2015	Atlanta 1 (2)	8,132	7,763	369	10,265
6/19/2015	Tampa (2)	5,369	5,285	84	6,306
6/26/2015	Atlanta 2 (2)	6,050	5,655	395	8,895
6/29/2015	Charlotte 1 (2)	7,624	6,978	646	10,213
7/2/2015	Milwaukee (2)	7,650	6,695	955	8,412
7/31/2015	New Haven (2)	6,930	5,818	1,112	7,531
8/10/2015	Pittsburgh (3)	5,266	3,961	1,305	5,006
8/14/2015	Raleigh	8,792	2,055	6,737	1,955
9/30/2015	Jacksonville 1 (2)	6,445	5,954	491	8,219
10/27/2015	Austin (2)	8,658	5,616	3,042	6,748
9/20/2016	Charlotte 2	12,888	1,875	11,013	1,662
11/17/2016	Orlando 2 (3)	5,134	2,089	3,045	2,074
11/17/2016	Jacksonville 2	7,530	1,553	5,977	1,491
1/4/2017	New York City	16,117	8,765	7,352	8,746
1/18/2017	Atlanta 3	14,115	3,051	11,064	2,944
1/31/2017	Atlanta 4	13,678	5,305	8,373	5,234
2/24/2017	Orlando 3	8,056	604	7,452	526
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	4,469	13,023	4,332
3/1/2017	Fort Lauderdale	9,952	1,710	8,242	1,622
3/1/2017	Houston	13,630	3,211	10,419	3,102
		$207,429	$93,748	$113,681	$106,608

Construction loans:
8/5/2015	Sarasota	4,792	4,098	694	4,134
12/23/2015	Miami	17,733	7,473	10,260	7,194
		$22,525	$11,571	$10,954	$11,328
	Subtotal	$229,954	$105,319	$124,635	$117,936

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,783
7/7/2015	Newark	3,480	3,480	-	3,464
10/30/2015	Nashville(5)	1,210	1,210	-	1,211
12/22/2015	Chicago	2,502	2,500	2	2,507
	Subtotal	$9,992	$9,990	$2	$9,965

	Total investments	$239,946	$115,309	$124,637	$127,901

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of March 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)	Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	In February 2017, we purchased, for $1.3 million, 50% of the economic rights of the Class A membership units of the limited liability company which owns this development property investment, thus increasing our profits interest in this investment from 49.9% to 74.9%. As such, the investment was reclassified as self-storage real estate owned in the March 31, 2017 Consolidated Balance Sheet. See Note 7, Self-Storage Real Estate Owned, for additional discussion. The committed and funded investment amounts in this table pertain to the full terms of the development investment, while, the fair value represents only the portion (25.1%) of the principal balance constituting a loan to the Class A member.
(5)	This investment was repaid in April 2017.

As of March 31, 2017, SL1 Venture had 11 development property investments with a profits interest as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1 (2)	$13,867	$6,813	$7,054	$7,587
5/14/2015	Miami 2 (2)	14,849	6,064	8,785	5,930
9/25/2015	Fort Lauderdale (2)	13,230	4,574	8,656	4,433
4/15/2016	Washington DC	17,269	8,716	8,553	8,756
4/29/2016	Atlanta 1	10,223	1,196	9,027	1,109
7/19/2016	Jacksonville	8,127	3,669	4,458	4,257
7/21/2016	New Jersey	7,828	789	7,039	712
8/15/2016	Atlanta 2	8,772	3,025	5,747	3,132
8/25/2016	Denver	11,032	3,557	7,475	3,448
9/28/2016	Columbia	9,199	3,461	5,738	3,427
12/22/2016	Raleigh	8,877	1,081	7,796	1,006
	Total	$123,273	$42,945	$80,328	$43,797

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of May 3, 2017, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective investment amounts of approximately $825.0 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, and other occurrences outside our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the first quarter of 2017, we funded development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of March 31, 2017, nine of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect certificates of occupancy to be issued on the two remaining projects in 2017.

During the period January 1 through August 31, 2016, we made no development property investments on-balance sheet, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital.

Insofar as we have already realized a substantial percentage of fair value increases on 9 of our 11 development property investments made on-balance sheet in 2015 and have only a 10% interest in SL1 Venture until certain return hurdles are met, our 2017 fair value adjustments could be less than the fair value adjustments we realized in 2016. However, with substantially greater access to capital during the second half of 2016 and into 2017, we resumed investing “on-balance sheet” and closed three development property investments prior to the end of 2016 and thirteen more with an aggregate committed principal of $155.7 million through May 3, 2017, although these development projects are not expected to be completed until late 2017 or the first quarter of 2018. Accordingly, the amount of fair value adjustments for anticipated profits on these projects is expected to be limited in 2017 but should accelerate substantially in 2018.

During the three months ended March 31, 2017, the underlying self-storage facility of one of our development property investments with a profits interest received a certificate of occupancy and commenced operations. The following table reflects occupancy data as of May 7, 2017 for these nine facilities:

Location	Date Opened	# Days Open	Occupancy
Riverview, Florida (Tampa)	April 11, 2016	392	76.9%
Ocoee, Florida (Orlando)	May 1, 2016	372	74.2%
Marietta, Georgia (Atlanta)	May 24, 2016	349	55.8%
Alpharetta, Georgia (Atlanta)	May 25, 2016	348	47.1%
Jacksonville, Florida	August 12, 2016	269	70.9%
Charlotte, North Carolina	August 18, 2016	263	23.3%
Milwaukee, Wisconsin	October 9, 2016 (1)	211	12.1%
New Haven, Connecticut	December 16, 2016	143	20.9%
Round Rock, Texas (Austin)	March 16, 2017	53	8.1%
Average		267	43.3% (2)

(1)	Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(2)	Represents mean average occupancy. Weighted average occupancy (based on number of days open) is 52.0%.

The occupancy rates noted above pertain to the aforementioned nine properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2016 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting us is included in Note 2 of the accompanying interim consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto.

Comparison of the three months ended March 31, 2017 and March 31, 2016:

(Dollars in thousands)	Three months ended
	March 31, 2017	March 31, 2016
Revenues:
Interest income from investments	$2,119	$1,143
Rental and other property related income from real estate owned	63	-
Other income	119	-
Total revenues	2,301	1,143

Costs and expenses:
General and administrative expenses	1,578	1,304
Management fees to Manager	630	414
Property operating expenses of real estate owned	55	-
Transaction and other expenses	-	1,952
Restructuring costs	-	7
Deferred termination fee to Manager	-	157
Total costs and expenses	2,263	3,834

Operating income (loss)	38	(2,691)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	422	-
Change in fair value of investments	1,393	3,791
Interest expense	(204)	-
Other interest income	134	22
Total other income	1,745	3,813
Net income	1,783	1,122
Net income attributable to preferred stockholders	(546)	-
Net income attributable to common stockholders	$1,237	$1,122

Revenues

Total interest income from investments for the three months ended March 31, 2017 was $2.1 million, an increase of $1.0 million from the three months ended March 31, 2016, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.1 million from real estate owned during the three months ended March 31, 2017 that is related to our interest in the revenues generated by the self-storage real estate owned that was acquired during the first quarter of 2017. Other income of $0.1 million earned during the three months ended March 31, 2017 is derived from borrower payment of internal costs in connection with closings during the quarter and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Compensation and benefits	$920	$766
Occupancy	89	112
Business development	74	113
Professional fees	295	210
Other	200	103
Total general and administrative expenses	$1,578	$1,304

Total general and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2017 were $1.6 million, an increase of $0.3 million from the three months ended March 31, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $292,000 and $175,000 for the three months ended March 31, 2017 and 2016, respectively, which was affected by the increase in the Company’s common stock price during the first quarter of 2017. Other expenses increased primarily due to additional franchise taxes accrued in the first quarter 2017.

Transaction and other expenses

For the three months ended March 31, 2017, there were no transaction and other expenses. The $2.0 million of transaction and other expenses for the three months ended March 31, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions.

Other operating expenses

The management fees of $0.6 million and $0.4 million in the three months ended March 31, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the management agreement. Management fees increased over the quarter ended March 31, 2017 due to additional equity capital raised in the fourth quarter of 2016. Property operating expenses of real estate owned for the three months ended March 31, 2017 relate to the operating activities of the Company’s self-storage real estate owned and includes $24,000 of depreciation expense. There were no restructuring costs incurred during the three months ended March 31, 2017. The $7,000 of restructuring costs incurred during the three months ended March 31, 2016 related to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fee to our Manager of $0.2 million for the three months ended March 31, 2016 represented the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the three months ended March 31, 2017 and 2016, we recorded other income of $1.7 million and $3.8 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016. The $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended March 31, 2017 relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended March 31, 2017 was $0.2 million and relates primarily to interest incurred on our senior A note participations.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income (loss) attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, depreciation on real estate assets, transaction and other expenses, deferred termination fee to Manager, and restructuring costs.

Adjusted Earnings should not be considered as an alternative to net income or any other GAAP measurement of performance or as an alternative to cash flow from operating, investing, and financing activities as a measure of liquidity. We believe that Adjusted Earnings is helpful to investors as a starting point in measuring our operational performance, because it excludes various equity-based payments (including stock dividends) and other items included in net income that do not relate to or are not indicative of our operating performance, which can make periodic and peer analyses of operating performance more difficult. Our computation of Adjusted Earnings may not be comparable to other key performance indicators reported by other REITs or real estate companies.

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Net income attributable to common stockholders	$1,237	$1,122
Plus: stock dividends payable to preferred stockholders	371	-
Plus: stock-based compensation	292	175
Plus: depreciation on real estate assets	24	-
Plus: transaction and other expenses	-	1,952
Plus: restructuring costs	-	7
Plus: deferred termination fee to Manager	-	157
Adjusted Earnings	$1,924	$3,413

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

Liquidity

As of March 31, 2017, we had unrestricted cash of approximately $28.3 million, and we had remaining unfunded commitments of $124.6 million related to our investment portfolio. At March 31, 2017, we had the ability to issue an additional $115.0 million of Series A Preferred Stock pursuant to our Stock Purchase Agreement. Additionally, on April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 874,402 shares of common stock at a weighted average price of $22.76, receiving net proceeds after commissions of $19.6 million. In addition, we have $11.1 million of available funding from our senior participations at March 31, 2017. Finally, we have current capacity to sell senior participations (A notes) on approximately $32.4 million of investments to raise up to $19.4 million of additional capital, and we expect to create additional debt capacity from senior participations as development property investments are completed and begin to lease-up during 2017. We believe that the foregoing sources of capital will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Three months ended March 31,
	2017	2016
Net income	$1,783	$1,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(1,779)	(2,624)
Net cash provided by (used in) operating activities	4	(1,502)
Net cash used in investing activities	(36,439)	(11,399)
Net cash used in financing activities	(2,686)	(2,157)
Change in cash and cash equivalents	$(39,121)	$(15,058)

Cash decreased $39.1 million during the three months ended March 31, 2017 as compared to a decrease in cash of $15.1 million during the three months ended March 31, 2016. Net cash provided by operating activities for the three months ended March 31, 2017 was $4,000 and net cash used in operating activities for the three months ended March 31, 2016 was $1.5 million, reflecting a decrease in cash used of $1.5 million. This decrease in cash used was primarily attributable to $1.1 million of origination fees received in cash during the three months ended March 31, 2017. The primary components of cash provided by operating activities during the three months ended March 31, 2017 were $1.1 million of origination fees received in cash and $0.2 million of return on investment from our unconsolidated joint venture, offset, in part, by net income adjusted for non-cash transactions of $1.3 million.

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 was $36.4 million and $11.4 million, respectively. For the three months ended March 31, 2017, the cash used for investing activities consisted primarily of $33.8 million to fund investments, $8.2 million to fund other loans, $1.3 million to purchase an additional interest in one of our development property loans, $1.3 million to fund capital contributions to the SL1 Venture, and a net use of $3.8 million for advancements made on behalf of the SL1 Venture, offset by $11.9 million from repayments of a construction loan and other loan investments.

Net cash used in financing activities for the three months ended March 31, 2017 totaled $2.7 million and primarily related to $3.3 million of dividends paid and $0.1 million of deferred costs, offset by $0.7 million of cash received in connection with the sale of senior loan participations on certain of our investments. For the three months ended March 31, 2016, cash used by financing activities totaled $2.2 million related to dividends paid to our stockholders.

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

Additionally, the holders of our Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of common stock, which consists of any offering by the Company of common stock except any shares of common stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by the Company, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from our follow-on public offering of common stock, which was consummated on December 13, 2016 and proceeds received from sales of shares from time to time under the ATM Program. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program and/or borrowing against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. We may borrow up to 100% of the principal value of certain development property loans. Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change was made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of March 31, 2017:

Contractual Obligations	2017	2018	2019	2020	2021	Total
Long-term debt obligations (1) (2)	$-	$-	$15,397	$-	$3,935	$19,332
Operating lease obligations	226	209	2	2	-	439
Total	$226	$209	$15,399	$2	$3,935	$19,771

(1) Represents principal payments gross of discounts and debt issuance costs.

(2) Amounts exclude interest, which is variable based on 30-day LIBOR plus spreads ranging from 3.10% to 3.85%.

At March 31, 2017, we had $124.6 million of unfunded loan commitments related to our investment portfolio. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At March 31, 2017, we had $1.9 million of unfunded loan commitments related to our other assets.

As of March 31, 2017, we had unrestricted cash of approximately $28.3 million.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended March 31, 2017, we declared a cash dividend to our stockholders of $0.35 per share, payable on April 14, 2017 to stockholders of record on April 3, 2017. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock (the “Liquidation Value”) for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

On March 7, 2017, we declared a (i) cash distribution of $17.50 per share of Series A Preferred stock, payable on April 14, 2017, to holders of Series A Preferred stock of record on the close of business on April 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred stock, payable on April 17, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2016 Form 10-K.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2017	December 31, 2016
Up 25 basis points	$(0.6)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.6	0.3

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2017	December 31, 2016
Up 25 basis points	$(2.2)	$(2.1)
Down 25 basis points	2.4	2.3

Up 50 basis points	(4.2)	(3.8)
Down 50 basis points	5.0	4.6

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2017, we were not involved in any legal proceedings.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2016 Form 10-K, which describes various risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

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

Repurchases of Common Stock

The following table provides information about repurchases of our common shares during the three months ended March 31, 2017:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (dollars in thousands)

January 1- January 31	-	$-	-	$6,848
February 1- February 28	-	-	-	6,848
March 1- March 31	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)       Not applicable.

(b)       Not applicable.

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

JERNIGAN CAPITAL, INC.

Date: May 9, 2017	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Exhibit No.	Exhibit Description

10.1*	Second Amended and Restated Management Agreement, dated as of April 1, 2017, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCap Advisors, LLC

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith