Form 10-Q
period 2017-06-30
Jernigan Capital, Inc.
filed 2017-08-08
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No     ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2017, Jernigan Capital, Inc. had 14,238,350 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and cash equivalents	$100,529	$67,373
Development property investments at fair value, of which $33.3 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of June 30, 2017 and December 31, 2016	163,979	95,102
Operating property loans at fair value, of which $2.8 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of June 30, 2017 and December 31, 2016	8,790	9,905
Investment in and advances to real estate venture	14,314	5,373
Self-storage real estate owned	7,283	-
Other loans, at cost	6,619	11,752
Deferred costs	2,305	2,207
Prepaid expenses and other assets	1,119	868
Fixed assets, net	189	199
Total assets	$305,127	$192,779

Liabilities:
Senior loan participations	$20,147	$18,582
Due to Manager	1,027	1,008
Accounts payable, accrued expenses and other liabilities	2,399	697
Dividends payable	5,160	4,130
Total liabilities	28,733	24,417

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Cumulative preferred stock, $0.01 par value, 100,000,000 shares authorized, 10,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, at liquidation preference of $10.0 million, net of allocated costs	9,445	9,448
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2017 and December 31, 2016; 14,238,350 and 8,956,354 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	142	90
Additional paid-in capital	272,525	162,664
Accumulated deficit	(5,718)	(3,840)
Total equity	276,394	168,362
Total liabilities and equity	$305,127	$192,779

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues:
Interest income from investments	$2,467	$1,533	$4,586	$2,676
Rental and other property-related income from real estate owned	105	-	168	-
Other revenues	27	-	146	-
Total revenues	2,599	1,533	4,900	2,676

Costs and expenses:
General and administrative expenses	1,371	1,335	2,949	2,639
Management fees to Manager	707	402	1,337	816
Property operating expenses of real estate owned	81	-	136	-
Transaction and other expenses	-	175	-	2,127
Restructuring costs	-	47	-	54
Deferred termination fee to Manager	-	82	-	239
Total costs and expenses	2,159	2,041	4,422	5,875

Operating income (loss)	440	(508)	478	(3,199)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	595	418	1,017	418
Change in fair value of investments	4,289	5,527	5,682	9,318
Interest expense	(230)	(38)	(434)	(38)
Other interest income	100	13	234	35
Total other income	4,754	5,920	6,499	9,733
Net income	5,194	5,412	6,977	6,534
Net income attributable to preferred stockholders	(177)	-	(723)	-
Net income attributable to common stockholders	$5,017	$5,412	$6,254	$6,534

Basic earnings per share attributable to common stockholders	$0.50	$0.89	$0.66	$1.07
Diluted earnings per share attributable to common stockholders	$0.50	$0.89	$0.66	$1.07

Dividends declared per share of common stock	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'	Non- Controlling
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Total Equity
Balance at December 31, 2015	-	$-	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Repurchase of 213,078 shares of common stock	-	-	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Issuances of stock-based awards	-	-	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	487	-	487	-	487
Deferred termination fee to Manager	-	-	-	-	-	-	-	239	239
Effect of Management Agreement amendment	-	-	-	-	703	-	703	(703)	-
Dividends declared on common stock	-	-	-	-	-	(4,244)	(4,244)	-	(4,244)
Net income	-	-	-	-	-	6,534	6,534	-	6,534
Balance at June 30, 2016	-	$-	5,963,762	$60	$108,674	$(7,106)	$101,628	$-	$101,628

Balance at December 31, 2016	10,000	$9,448	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(3)	-	-	-	-	(3)	-	(3)
Stock dividend paid on preferred stock	-	-	57,850	1	1,193	-	1,194	-	1,194
Proceeds from issuance of common stock, net of offering costs	-	-	4,025,000	40	83,895	-	83,935	-	83,935
At-the-market issuance of common stock, net of offering costs	-	-	1,093,202	10	24,184	-	24,194	-	24,194
Repurchase and retirement of 5,470 shares related to vested restricted stock	-	-	(5,470)	-	(128)	-	(128)	-	(128)
Issuance of stock-based awards	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	727	-	727	-	727
Dividends declared on preferred stock	-	-	-	-	-	(723)	(723)	-	(723)
Dividends declared on common stock	-	-	-	-	-	(8,132)	(8,132)	-	(8,132)
Net income	-	-	-	-	-	6,977	6,977	-	6,977
Balance at June 30, 2017	10,000	$9,445	14,238,350	$142	$272,525	$(5,718)	$276,394	$-	$276,394

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$6,977	$6,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest capitalized on outstanding loans	(3,114)	(1,522)
Change in fair market value of investments	(5,682)	(9,318)
Stock-based compensation	727	487
Equity in earnings from unconsolidated real estate venture	(1,012)	(418)
Return on investment from unconsolidated joint venture	329	-
Deferred termination fee to Manager	-	239
Depreciation	91	35
Amortization of deferred financing costs	11	-
Accretion of origination fees	(299)	(280)
Origination fees received in cash	2,680	29
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(369)	(255)
Due to Manager	19	(62)
Accounts payable, accrued expenses, and other liabilities	97	25
Net cash provided by (used in) operating activities	455	(4,506)

Cash flows from investing activities
Purchase of fixed assets	(19)	(3)
Purchase of self-storage real estate owned	(1,270)	-
Capital contributions to real estate venture	(3,172)	-
Advances to real estate venture	(27,481)	(718)
Repayment of advances to real estate venture	22,396	-
Capitalized real estate venture costs	-	(226)
Cash received for developer’s equity prior to funding	1,254	-
Funding of investment portfolio:
Development property investments	(78,129)	(22,181)
Operating property loans	-	(242)
Funding of other loans	(8,940)	(3,824)
Repayments of investment portfolio investments	12,239	5,500
Repayments of other loans	12,704	94
Net cash used in investing activities	(70,418)	(21,600)

Cash flows from financing activities
Senior loan participations	1,658	5,049
Deferred costs	(12)	(312)
Stock repurchase	(128)	(3,152)
Net proceeds from issuance of common stock	108,235	-
Costs related to the future issuance of preferred stock	(3)	-
Dividends paid on preferred stock	(348)	-
Dividends paid on common stock	(6,283)	(4,314)
Net cash provided by (used in) financing activities	103,119	(2,729)
Net change in cash and cash equivalents	33,156	(28,835)
Cash and cash equivalents at the beginning of the period	67,373	43,859
Cash and cash equivalents at the end of the period	$100,529	$15,024

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At June 30, 2017 and December 31, 2016, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at June 30, 2017 and December 31, 2016.

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

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$163,979	$-	$-	$163,979
Operating property loans	8,790	-	-	8,790
Total investments	$172,769	$-	$-	$172,769

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$95,102	$-	$-	$95,102
Operating property loans	9,905	-	-	9,905
Total investments	$105,007	$-	$-	$105,007

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

The Company evaluates long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

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

Debt Issuance Costs

Costs related to the sale of senior participations are deferred and are amortized as interest expense over the estimated life of the related senior participation using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the unamortized balance of debt issuance costs are written off to interest expense or, if significant, included in “early extinguishment of debt.” Debt issuance costs are presented in the Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. There were no transaction and other expenses for the three or six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company incurred $0.2 million and $2.1 million of transaction and other expenses.

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

On July 27, 2016, the Company entered into a Stock Purchase Agreement (see Note 10, Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in connection with the execution of the Stock Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, $2.2 million is in deferred costs on the Consolidated Balance Sheet at June 30, 2017, and $0.6 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheet at June 30, 2017.

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

Comprehensive Income

For the three and six months ended June 30, 2017 and 2016, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$433	$20

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$1,194	$-
Dividends declared, but not paid, on preferred stock	177	-
Dividends declared, but not paid, on common stock	4,983	2,087
Contribution of assets to real estate venture	-	7,693
Reclassification of self-storage real estate owned	6,066	-
Other loans paid off with issuance of development property investments	1,410	-

3. INVESTMENTS

The Company’s self-storage investments at June 30, 2017 consisted of the following:

•	Development Property Investments - The Company had 33 investments totaling an aggregate committed principal amount of approximately $337.5 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project, is secured by a first mortgage on the development project and generally includes a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and have a term of 72 months.

The Company also had one construction loan investment with a committed principal amount of approximately $17.7 million, which had an initial term of 18 months that was extended during the first quarter of 2017. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. It is also subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

•	Operating property loans - The Company had three term loans totaling $8.8 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of June 30, 2017, the aggregate committed principal amount of the Company’s investment portfolio was approximately $364.0 million and outstanding principal was $157.5 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1(2) (4)	$5,372	$5,367	$5	$1,347
6/10/2015	Atlanta 1(2)	8,132	7,908	224	10,736
6/19/2015	Tampa 1(2)	5,369	5,285	84	6,369
6/26/2015	Atlanta 2(2)	6,050	5,684	366	9,043
6/29/2015	Charlotte 1(2)	7,624	7,065	559	10,361
7/2/2015	Milwaukee(2)	7,650	6,870	780	8,304
7/31/2015	New Haven(2)	6,930	6,093	837	8,058
8/10/2015	Pittsburgh(2)	5,266	4,361	905	5,936
8/14/2015	Raleigh	8,792	3,417	5,375	3,335
9/30/2015	Jacksonville 1(2)	6,445	5,988	457	8,320
10/27/2015	Austin(2)	8,658	6,866	1,792	8,619
9/20/2016	Charlotte 2	12,888	3,029	9,859	2,796
11/17/2016	Orlando 2(3)	5,134	2,994	2,140	3,577
11/17/2016	Jacksonville 2(3)	7,530	2,847	4,683	3,011
1/4/2017	New York City 1(3)	16,117	11,093	5,024	12,509
1/18/2017	Atlanta 3	14,115	3,385	10,730	3,295
1/31/2017	Atlanta 4	13,678	5,866	7,812	5,824
2/24/2017	Orlando 3	8,056	905	7,151	835
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	4,854	12,638	4,737
3/1/2017	Fort Lauderdale	9,952	1,740	8,212	1,661
3/1/2017	Houston	13,630	3,532	10,098	3,445
4/14/2017	Louisville	8,523	627	7,896	542
4/20/2017	Denver 1	9,806	1,873	7,933	1,783
4/20/2017	Denver 2	11,164	2,137	9,027	2,035
5/2/2017	Atlanta 6	12,543	3,671	8,872	3,565
5/2/2017	Tampa 2	8,091	1,584	6,507	1,508
5/19/2017	Tampa 3	9,224	1,524	7,700	1,434
6/12/2017	Tampa 4	10,266	2,391	7,875	2,293
6/19/2017	Baltimore(5)	10,775	2,199	8,576	2,008
6/28/2017	Knoxville	9,115	829	8,286	738
6/29/2017	Boston	14,103	1,466	12,637	1,326
6/30/2017	New York City 2(5)	26,482	16,004	10,478	15,637
		$337,521	$139,454	$198,067	$154,987

Construction loans:
12/23/2015	Miami	17,733	9,232	8,501	8,992
		$17,733	$9,232	$8,501	$8,992
	Subtotal	$355,254	$148,686	$206,568	$163,979

Operating property loans:
6/19/2015	New Orleans(6)	2,800	2,800	-	2,792
7/7/2015	Newark	3,480	3,480	-	3,482
12/22/2015	Chicago	2,502	2,500	2	2,516
	Subtotal	$8,782	$8,780	$2	$8,790

	Total investments	$364,036	$157,466	$206,570	$172,769

(1) Represents principal balance of loan gross of origination fees.

(2) Facility had received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3) Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4) In February 2017, the Company purchased, for $1.3 million, 50% of the economic rights of the Class A membership units of the limited liability company which owns this development property investment, thus increasing the Company’s profits interest in this investment from 49.9% to 74.9%. As such, the Company’s investment was reclassified as self-storage real estate owned in the June 30, 2017 Consolidated Balance Sheet. See Note 7, Self-storage Real Estate Owned, for additional discussion. The committed and funded investment amounts in this table pertain to the full terms of the development investment, while the fair value represents only the portion (25.1%) of the principal balance constituting a loan to the Class A member.

(5) These investments contain a higher loan-to-cost ratio and a higher interest rate, some of which interest is payment-in-kind ("PIK") interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

(6) This investment was fully repaid in July 2017.

The following table provides a reconciliation of the funded principal to the fair market value of investments at June 30, 2017:

Funded principal	$157,466
Adjustments:
Unamortized origination fees	(3,471)
Change in fair value of investments	24,924
Reclassification of self-storage real estate owned	(6,066)
Other	(84)
Fair value of investments	$172,769

As of December 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $141.9 million and outstanding principal was $86.9 million, as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment (1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1(2)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1(2)	8,132	7,694	438	10,404
6/19/2015	Tampa(2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2(2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1(2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee(2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven(2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh(3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1(2)	6,445	5,852	593	7,962
10/27/2015	Austin(3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach(4)	7,500	6,712	788	6,702
8/5/2015	Sarasota(4)	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
	Subtotal	$131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville(4)	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
	Subtotal	$9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

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

(4) These investments were fully repaid in the six months ended June 30, 2017.

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

No loans were in non-accrual status as of June 30, 2017 and December 31, 2016.

All of the Company’s development property investments with a profits interest, except for the Orlando 1 investment, would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments with a profits interest, the assets and liabilities of the equity method investees approximated $157.3 million and $134.1 million, respectively, at June 30, 2017 and approximated $71.0 million and $60.2 million, respectively, at December 31, 2016. These investees had revenues of approximately $0.7 million and $1.2 million and a net operating income, excluding depreciation and interest expense, of approximately $0.1 million and less than $0.1 million for the three and six months ended June 30, 2017, respectively. These investees had no significant revenues or expenses for the three and six months ended June 30, 2016 since the development properties were mostly under construction during this period. For the six months ended June 30, 2017, the total income (interest income and change in fair value) from one development property investment with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the six months ended June 30, 2017 of $1.8 million from the New York City 1 MSA development property investment with a profits interest.

For eight of the Company’s development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at June 30, 2017.

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

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit.  Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs.  Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the three properties between 40% and 100% complete at June 30, 2017, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Ten properties have reached construction completion at June 30, 2017. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals that differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2017 and December 31, 2016. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of June 30, 2017
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments(a)	Income approach analysis	Market yields/ discount rate	7.97 – 10.33%	8.70%
		Exit date	0.58 – 5.00 years	2.71 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	63.58 – 90.26%	70.77%
		Exit date	0.92 – 5.00 years	2.83 years
		Capitalization rate (c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 - 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/ discount rate	5.84 – 6.98%	6.46%
		Exit date(d)	4.00 - 5.16 years	4.60 years

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

(c) Thirteen properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d) The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2016
		Unobservable Inputs
Asset Category	Primary Valuation Techniques	Input	Estimated Range	Weighted Average
Development property investments (a)	Income approach analysis	Market yields/ discount rate	7.23 - 9.28%	8.34%
		Exit date	0.17 - 3.88 years	1.81 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date	1.42 - 3.88 years	2.12 years
		Capitalization rate(c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 - 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/discount rate	6.09 - 7.20%	6.73%
		Exit date(d)	4.50 - 5.66 years	5.07 years

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2017	December 31, 2016
Up 25 basis points	$(0.8)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.8	0.3

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2017	December 31, 2016
Up 25 basis points	$(2.2)	$(2.1)
Down 25 basis points	2.4	2.3

Up 50 basis points	(4.2)	(3.8)
Down 50 basis points	5.0	4.6

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three and six months ended June 30, 2017 and 2016.

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

The following table presents changes in investments that use Level 3 inputs for the six month period ended June 30, 2017:

Balance as of December 31, 2016	$105,007
Net realized gains	-
Net unrealized gains	5,682
Fundings of principal and change in unamortized origination fees	77,271
Repayments of loans	(12,239)
Payment-in-kind interest	3,114
Reclassification of self-storage real estate owned	(6,066)
Net transfers in or out of Level 3	-
Balance at June 30, 2017	$172,769

As of June 30, 2017 and December 31, 2016, the total net unrealized appreciation on the investments that use Level 3 inputs was $24.9 million and $19.2 million, respectively.

For the three and six months ended June 30, 2017 and 2016, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of June 30, 2017, the SL1 Venture had closed on eight new development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of June 30, 2017. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

Under the JV Agreement, the Company receives a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by the Company. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) is distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to the Company in an amount equal to the Company’s Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to the Company in an amount equal to the Company’s Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to the Company in an amount equal to the Company’s Percentage Interest plus 30%. However, the Company will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

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

SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of June 30, 2017, SL1 Venture had eleven development property investments with a profits interest as described in more detail in the table below:

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1(2) (3)	$13,867	$8,631	$5,236	$9,610
5/14/2015	Miami 2(2) (3)	14,849	7,299	7,550	7,321
9/25/2015	Fort Lauderdale (2)	13,230	5,531	7,699	5,419
4/15/2016	Washington DC(3)	17,269	11,628	5,641	12,600
4/29/2016	Atlanta 1(3)	10,223	3,475	6,748	3,641
7/19/2016	Jacksonville(3)	8,127	5,697	2,430	7,398
7/21/2016	New Jersey	7,828	1,161	6,667	1,090
8/15/2016	Atlanta 2(3)	8,772	4,900	3,872	5,474
8/25/2016	Denver(3)	11,032	6,100	4,932	6,811
9/28/2016	Columbia(3)	9,199	5,462	3,737	5,819
12/22/2016	Raleigh	8,877	1,641	7,236	1,583
	Total	$123,273	$61,525	$61,748	$66,766

(1) Represents principal balance of loan gross of origination fees.

(2) These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

(3) Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of June 30, 2017, the SL1 Venture had total assets of $69.5 million and total liabilities of $7.5 million. During the three and six months ended June 30, 2017, the SL1 Venture had net income of $5.2 million and $7.5 million, of which $0.6 million and $1.0 million was allocated to the Company and $4.6 million and $6.5 million was allocated to HVP III, respectively, under the HLBV method. At June 30, 2017, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At June 30, 2017 and December 31, 2016, the Company had $7.4 million and $2.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of June 30, 2017.

Under the JV Agreement, Heitman and the Company seek to obtain and, if obtained, share joint rights of first refusal to acquire self-storage facilities that are the subject of development property investments made by the SL1 Venture. Additionally, so long as the Company, through its operating subsidiary, is a member of the SL1 Venture and the SL1 Venture holds any assets, the Company will not make any investment of debt or equity or otherwise, directly or indirectly, in one or more new joint ventures or similar programs for the purposes of funding or providing development loans or financing, directly or indirectly, for the development, construction or conversion of self-storage facilities, in each case without first offering such opportunity to Heitman to participate on substantially the same terms as those set forth in the JV Agreement, either through the SL1 Venture or a newly formed real estate venture.

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of June 30, 2017.

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

Heitman approves all “Major Decisions” of the SL1 Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture.

For four of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The puts, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions at June 30, 2017.

6. VARIABLE INTEREST ENTITIES

Development Property Investments

The Company holds variable interests in its development property investments. The Company has determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the VIEs, the Company identified the activities that most significantly impact the VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) making financing decisions, (4) authorizing capital expenditures and (5) disposing of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the VIEs.

The Company has recorded assets of $164.0 million and $95.1 million at June 30, 2017 and December 31, 2016, respectively, for its variable interest in the VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the VIEs is as follows:

	June 30, 2017	December 31, 2016
Assets recorded related to VIEs	$163,979	$95,102
Unfunded loan commitments to VIEs	206,568	54,950
Maximum exposure to loss	$370,547	$150,052

The Company has a construction completion guaranty from the managing members of the VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of June 30, 2017 and December 31, 2016, the Company’s remaining unfunded commitment to the SL1 Venture is $6.1 million and $9.4 million, respectively.

7. SELF-STORAGE REAL ESTATE OWNED

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company that owns a development property investment with a profits interest in Orlando, Florida for $1.3 million and increased its profits interest on this development property investment from 49.9% to 74.9%. The Class A member retains all management and voting rights in the limited liability company. Previously, the Company accounted for this investment as an equity method investment. Because the Company is entitled to greater than 50% of the residual profits from the investment, the Company now accounts for this investment as a real estate investment in its consolidated financial statements in accordance with ASC 310.

The following table shows the impact of this real estate investment on the Company’s Consolidated Balance Sheet as of June 30, 2017:

June 30, 2017
Cash	$5

Land	1,507
Building and improvements	5,890
Accumulated depreciation	(114)
Self-storage real estate owned	$7,283

Accrued liabilities	$15

The following table shows the impact of this real estate investment on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2017:

	Three months ended June 30, 2017	Six months ended June 30, 2017

Rental revenues	$105	$168

General property operating expenses	(43)	(74)
Depreciation expense	(38)	(62)
Property operating expenses of real estate owned	$(81)	$(136)

The Company’s basis in the land and building was recorded at cost (equal to cash paid and accrued interest, plus unrealized gains recorded at the date of reclassification) at February 3, 2017, the date of the Company’s purchase of 50% of the economic rights of the Class A membership units of the limited liability company that owns the development property investment with a profits interest. The allocation to land and building was based on the historical cost of these assets.

8. OTHER LOANS, AT COST

As of June 30, 2017, the Company had a balance of $5.3 million related to a bridge loan extended to a limited liability company that is under common control with a borrower in certain of the Company’s development property investments. The bridge loan is secured by a first mortgage on a portion, and a negative pledge on a portion, of certain real and personal property, is personally guaranteed, and is interest-only with a fixed interest rate of 6.9% per annum, and matures August 31, 2017. The maturity is based upon the estimated time needed to prepare the site for closing into a development loan. During the six months ended June 30, 2017, the Company received repayments of $12.1 million related to six bridge loans and entered into two new bridge loans with an aggregate commitment and funded amount of $7.3 million. At December 31, 2016, the Company had executed five bridge loans with a balance of $10.1 million extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These bridge loans were accounted for under the cost method, and fair value approximates cost at June 30, 2017 and December 31, 2016. None of these bridge loans were in non-accrual status as of June 30, 2017 and December 31, 2016. The Company determined that no allowance for loan loss was necessary at June 30, 2017 and December 31, 2016.

The Company also had executed seven revolving loan agreements with an aggregate outstanding principal amount of $1.2 million at June 30, 2017. Six of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Six of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments and one is a prospective developer. Three of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.1 million, one provides for borrowings of up to $0.25 million, one provides for borrowings of up to $0.7 million, and one agreement provides for borrowings of up to $1.0 million (total of $3.6 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. During the six months ended June 30, 2017, the Company received repayments on these revolving loan agreements of $2.0 million and draws of $1.5 million. At December 31, 2016, the Company had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.7 million. These loans are accounted for under the cost method, and fair value approximates cost at June 30, 2017 and December 31, 2016. None of these loans are in non-accrual status as of June 30, 2017 and December 31, 2016. The Company determined that no allowance for loan loss was necessary at June 30, 2017 and December 31, 2016.

9. SENIOR PARTICIPATIONS

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). On December 14, 2016, the Company received proceeds of $5.2 million for an early payoff on the operating property loan in the Nashville, Tennessee MSA, and the Company repurchased the senior participation on this loan that was included in Operating Property A Notes. The Company paid the regional commercial bank a total of $3.4 million in connection with the repurchase, which included a $0.1 million prepayment penalty that is recorded in interest expense in the Consolidated Statements of Operations. Under the remaining Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Operating Property A Note at the rate of 30-day LIBOR plus 3.85%, or 5.07% at June 30, 2017. The Operating Property A Note matures on April 1, 2019, at which time the Company is obligated to repurchase the Operating Property A Note at the then outstanding principal balances thereof. As part of the Participation Agreement, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The outstanding balance for the remaining Operating Property A Note at June 30, 2017 was $1.8 million.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 4.32% at June 30, 2017. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. During the six months ended June 30, 2017, the maturity date was extended to January 31, 2018, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. The outstanding balance for the Miami A Note at June 30, 2017 was $0.7 million.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million (the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company will pay interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, or 4.72% at June 30, 2017. The July 2016 A Notes mature on August 1, 2019, at which time the Company is obligated to repurchase the July 2016 A Notes at the then outstanding principal balance thereof. As part of the senior participation agreements, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The outstanding balance for the July 2016 A Notes at June 30, 2017 was $13.7 million.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a profits interest (the “October 2016 A Note”) in Charlotte, North Carolina having a committed principal balance of approximately $6.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $4.4 million (the “October 2016 A Note Sale”). Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loans. The Company will pay interest to the bank on the senior participation at the annual rate of 30-day LIBOR plus 3.50%, or 4.72% at June 30, 2017. The October 2016 A Note matures on September 1, 2021, at which time the Company is obligated to repurchase the October 2016 A Note at the then outstanding principal balance thereof. The outstanding balance for the October 2016 A Note at June 30, 2017 was $4.0 million.

The table below details the bank commitments and outstanding balances of our senior participations at June 30, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at June 30, 2017	Maturity Date
Operating Property A Note(1)	$1,820	$1,820	$-	30-day LIBOR + 3.85%	5.07%	April 1, 2019
Miami A Note	10,001	732	9,269	30-day LIBOR + 3.10%	4.32%	January 31, 2018
July 2016 A Notes(2)	14,185	13,679	506	30-day LIBOR + 3.50%	4.72%	August 1, 2019
October 2016 A Note(2)	4,405	4,041	364	30-day LIBOR + 3.50%	4.72%	September 1, 2021
Total	$30,411	20,272	$10,139
Unamortized fees		(125)
Net balance		$20,147

(1) On July 20, 2017, the Company received proceeds of $2.8 million for an early payoff on the remaining Operating Property A Note in the New Orleans, Louisiana MSA, and the Company repurchased the senior participation on this loan. The Company paid the regional commercial bank a total of $1.8 million in conjunction with the repurchase, which included an $18,000 prepayment penalty.

(2) On July 25, 2017, the Company entered into a senior secured revolving credit facility of up to $100 million (the “Credit Facility”) and subsequently repurchased the July 2016 A Notes and October 2016 A Note. See Note 13, Subsequent Events, for further information on the Credit Facility.

The table below details the bank commitments and outstanding balances of our senior participations at December 31, 2016:

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

10. STOCKHOLDERS’ EQUITY

The Company had 14,238,350 and 8,956,354 shares of common stock issued and outstanding, which included 202,502 and 120,001 of nonvested restricted stock, as of June 30, 2017 and December 31, 2016, respectively. The Company had 10,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2017 and December 31, 2016.

Common Stock Offerings

On December 13, 2016, the Company received $53.5 million in proceeds, net of underwriter’s discount and offering costs, related to the issuance of 2,996,311 shares of common stock.

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. Since the inception of the ATM Program, the Company has issued and sold an aggregate of 1,093,202 shares of common stock at a weighted average price of $22.69 per share under the ATM Program, receiving net proceeds after commissions of $24.2 million.

On June 27, 2017, the Company received $83.9 million in proceeds, net of underwriter’s discount and offering costs, related to the public offering of 4,025,000 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of June 30, 2017, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of June 30, 2017, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the year ended December 31, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. On May 20, 2016, each non-employee director of the Company received an award of 3,585 shares of common stock (total of 14,340 shares) which immediately vested on the grant date. On May 3, 2017, the Company’s stockholders approved, and the Company adopted, the Amended and Restated 2015 Stock Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and extending the term of the Plan until May 2, 2027. On May 3, 2017, three non-employee directors of the Company were each granted an award of 2,138 shares of common stock (total of 6,414 shares), which immediately vested on the grant date. In addition, certain of the Company’s officers and certain employees of the Manager were granted a cumulative total of 105,000 shares of restricted common stock, which vest ratably over a three-year period.

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted stock awards to employees of the Manager (as the Company has no employees) and non-employee directors. Granted stock awards at June 30, 2017 and December 31, 2016 aggregated 288,254 and 176,840 service-based stock awards, respectively, of which 55,172 vested in 2016, 28,913 vested during the three months ended June 30, 2017, 17,500 will vest in the second half of 2017, 75,003 will vest in 2018, 55,001 will vest in 2019 and 54,998 will vest in 2020, respectively. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $0.4 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $0.7 million and $0.5 million of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.9 million and $2.0 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $22.00 and $21.05 as of June 30, 2017 and December 31, 2016, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.7 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at March 31,	120,001	$20.10	162,500	$20.08
Granted	111,414	22.59	14,340	13.95
Vested	(28,913)	21.26	(37,672)	18.09
Forfeited	-	-	-	-
Nonvested at June 30,	202,502	$21.33	139,168	$19.91

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value

Nonvested at December 31,	120,001	$20.10	162,500	$20.08
Granted	111,414	22.59	14,340	13.95
Vested	(28,913)	21.26	(37,672)	18.09
Forfeited	-	-	-	-
Nonvested at June 30,	202,502	$21.33	139,168	$19.91

Nonvested restricted shares receive dividends which are nonforfeitable.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $100 million in shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”) (subject to a minimum amount of $50 million of Series A Preferred Stock to be issued and sold by the Company on or prior to the expiration of the Commitment Period), which may be increased at the request of the Company up to $125 million. The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of June 30, 2017.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2018 annual meeting of stockholders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

As of June 30, 2017, the Company had issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

On March 7, 2017, the Company declared a (i) cash distribution of $17.50 per share of Series A Preferred stock, payable on April 14, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred stock, payable on April 17, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017.

On May 3, 2017, the Company declared a cash distribution of $17.69 per share of Series A Preferred stock, payable on July 14, 2017, to holders of Series A Preferred Stock of record on the close of business on July 1, 2017. No distributions in kind were payable in connection with the July distribution.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods.  For the three and six months ended June 30, 2017 and 2016, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Shares outstanding
Weighted average common shares - basic	9,850,967	5,948,555	9,356,744	5,974,277
Effect of dilutive securities	182,062	155,652	151,203	159,076
Weighted average common shares, all classes	10,033,029	6,104,207	9,507,947	6,133,353

Calculation of Earnings per Share - basic
Net income	$5,194	$5,412	$6,977	$6,534
Less:
Net income allocated to preferred stockholders	177	n/a	723	n/a
Net income allocated to unvested restricted shares (1)	91	138	99	170
Net income attributable to common shareholders - two-class method	$4,926	$5,274	$6,155	$6,364

Weighted average common shares - basic	9,850,967	5,948,555	9,356,744	5,974,277
Earnings per share - basic	$0.50	$0.89	$0.66	$1.07

Calculation of Earnings per Share - diluted
Net income	$5,194	$5,412	$6,977	$6,534
Less:
Net income allocated to preferred stockholders	177	n/a	723	n/a
Net income attributable to common shareholders - two-class method	$5,017	$5,412	$6,254	$6,534

Weighted average common shares - diluted	10,033,029	6,104,207	9,507,947	6,133,353
Earnings per share - diluted	$0.50	$0.89	$0.66	$1.07

(1) Unvested restricted shares participate in dividends with common shares on a 1:1 basis and thus are considered participating securities under the two-class method for the three and six months ended June 30, 2017 and 2016.

12. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at June 30, 2017 and December 31, 2016 were $153.6 million and $78.7 million, respectively. The interest income realized and the change in fair value from these equity method investments was $6.1 million and $6.0 million for the three months ended June 30, 2017 and 2016, respectively, and $8.7 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $14.3 million and $5.4 million at June 30, 2017 and December 31, 2016, respectively, and the earnings from this venture were $0.6 million and $1.0 million for the three and six months ended June 30, 2017. The earnings from this venture were $0.4 million for the three and six months ended June 30, 2016.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense for the deferred termination fee in the three and six months ended June 30, 2017, and it recorded $0.1 million and $0.2 million of expense for the three and six months ended June 30, 2016, respectively.

On April 1, 2017, the Company, the Operating Company and the Manager entered into a Second and Amended Restated Management Agreement to modify the manner in which certain expenses incurred by the Manager are accounted for and paid by the Company. Under the Amended and Restated Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services. The Second Amended and Restated Management Agreement now provides that expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company will be reduced dollar-for-dollar by the amount of any such payment or reimbursement.

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

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.6 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively.

Management Fees

As of June 30, 2017, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $0.7 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, the Company had outstanding fees due to Manager of $1.0 million consisting of the management fees payable and certain general and administrative reimbursements payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and six months ended June 30, 2017 and 2016.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to June 30, 2017, the Company closed on the following development property investment with a profits interest:

Closing Date	MSA	Total Investment Commitment
7/27/2017	Jacksonville 3	$8,096
	Total	$8,096

On July 20, 2017, the Company received proceeds of $2.8 million, including a $28,000 prepayment penalty, for the early payoff of an operating property loan in the New Orleans, Louisiana MSA. Subsequently, the Company repurchased the senior participation on this loan and paid the regional commercial bank a total of $1.8 million in conjunction with the repurchase, which included an $18,000 prepayment penalty.

Credit Facility

On July 25, 2017, the Operating Company entered into the Credit Facility with KeyBank National Association, as administrative agent (the “Agent”), KeyBanc Capital Markets Inc., as lead arranger, and the other lenders party thereto. Pursuant to an accordion feature, the Operating Company may from time to time increase the commitments up to an aggregate amount of $200 million, subject to, among other things, an absence of default under the Credit Facility, as well as receiving commitments from lenders for the additional amounts. At closing, the Operating Company borrowed $20.0 million of the $33.3 million then available under the Credit Facility. The Company used the proceeds to repurchase senior participation interests outstanding on five of the Company’s development investments from the commercial banks who held such senior participation interests, each of whom agreed to participate as lenders in the Credit Facility, and to pay fees and expenses of procuring the Credit Facility. On July 26, 2017, the Operating Company used proceeds from the Company’s recently completed offering of its common stock to fully repay the $20.0 million borrowed at closing, leaving $33.3 million available under the credit facility for future draws. The Operating Company intends to use future borrowings under the Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On July 25, 2017, the Company and certain wholly-owned subsidiaries of the Operating Company (the “Subsidiaries”) entered into an Unconditional Guaranty of Payment and Performance (the “Guaranty”) whereby they have agreed to unconditionally guarantee the obligations of the Operating Company under the Credit Facility. The Credit Facility is secured by substantially all of our development investments, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Credit Facility. The Credit Facility has a scheduled maturity date on July 24, 2020. Borrowings under the Credit Facility are secured by two different pools of collateral: one consisting of the Company’s mortgage loans extended to developers and the other consisting of self-storage properties owned by the Company.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by Company mortgage loans, the borrowing base availability is the lesser of (i) 60% of the value of the Company mortgage loans, (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility secured by the Company mortgage loans to be greater than 50% of the underlying real estate asset fair value securing the Company mortgage loans and (iii) for any Company mortgage loan that has been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (a) adjusted net operating income for the underlying real estate asset securing such Company mortgage loan divided by (b) an implied debt service amount to be less than 1.30 to 1.00. For loans secured by self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by self-storage properties to be greater than 65% of the value of such self-storage properties and (ii) the maximum principal amount that would not cause the ratio of (i) aggregate adjusted net operating income from all self-storage properties included in the borrowing base divided by (ii) an implied debt service coverage amount to be less than 1.30 to 1.00.

The Credit Facility includes certain requirements that may limit the borrowing capacity available to the Company from time to time. Under the terms of the Credit Facility, the outstanding principal balance of the revolving credit loans, swing loans and letter of credit liabilities under the Credit Facility may not exceed the borrowing base availability.

Each loan made under the Credit Facility will bear interest at either, at the Operating Company’s election, a base rate plus a margin of either 1.75% or 2.75% or LIBOR plus a margin of either 2.75% or 3.75%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of 0.35% per annum, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

The Credit Facility contains certain customary representations and warranties and financial and other affirmative and negative covenants. The Operating Company’s ability to borrow under the Credit Facility is subject to ongoing compliance by the Company and the Operating Company with various customary restrictive covenants, including but not limited to limitations on its incurrence of indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations and liens and encumbrances. In addition, the Credit Facility contains certain financial covenants including the following:

•	total consolidated indebtedness not exceeding 50% of gross asset value;
•	a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility;
•	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds;
•	when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness;
•	liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (i) total unfunded loan commitments of the Company and its subsidiaries plus (ii) $25 million; and
•	a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to the Company’s consolidated interest expense and debt principal payments for any given period) of 2 to 1.

The Credit Facility provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events, and changes in control. If an event of default occurs and is continuing under the Credit Facility, the lenders may, among other things, terminate their commitments under the Credit Facility and require the immediate payment of all amounts owed thereunder.

Dividend Declarations

On August 1, 2017, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2017. The dividends are payable on October 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on October 1, 2017.

On August 1, 2017, the Company’s Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2017. The dividend is payable on October 13, 2017 to stockholders of record on October 2, 2017.

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

We account for our development property investments and operating property loans at fair value. Under fair value accounting, each of our development property investments and operating property loans is re-valued each quarter, and any unrealized appreciation and depreciation from those financial instruments is reflected in the carrying values of those investments in our Consolidated Balance Sheets and in our Consolidated Statements of Operations. We believe reflecting our investments at fair value provides our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as self-storage facilities we finance are constructed, occupied, leased-up and become stabilized.

As of June 30, 2017, we had 37 on-balance sheet investments, for an aggregate committed principal amount of $364.0 million, including 33 development property investments totaling approximately $337.5 million of aggregate committed principal amount, each of which provides us with a Profits Interest, one construction loan with approximately $17.7 million of committed principal amount and three operating property loans totaling approximately $8.8 million of aggregate committed principal amount. Each of the development property investments is located in a submarket within a major U.S. market with demographics that management believes will support successful lease-up and value creation in the property. As of June 30, 2017, we had funded approximately $157.5 million of the aggregate committed principal amount of our closed investments.

We have funded all of our investments to date with the following sources of capital:

•	net proceeds from our initial public offering (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;
•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;
•	net proceeds from the issuance of our Series A Preferred Stock pursuant to a Stock Purchase Agreement between us and funds managed by Highland Capital Management, L.P. providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018;
•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017; and
•	net proceeds from our at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017.

In addition to the sources listed above, we intend to use our Credit Facility (as defined below) to fund future investments.

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III (the “SL1 Venture”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of June 30, 2017, the SL1 Venture had closed on eight additional development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of June 30, 2017.

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

The Company is a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors including, among other things;

•	the pace at which we are able to deploy capital into development property investments and begin earning interest income, which pace can be dependent on the timing of government issuance of building permits, weather and other factors outside our control;
•	the timing of certificates of occupancy of facilities we finance and the pace of lease-up of such facilities;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures;
•	changes in the fair value of our assets; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In one event we made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. Our operating results include rental income and related operating expenses from owned self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three and six months ended June 30, 2017 and 2016 also were impacted by our accounting methods as discussed below.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced increased construction starts recently and the trend is expected to continue upwards. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions) and the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, the Company will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as payment-in-kind (“PIK”) interest rather than cash interest.

Recent Developments

Investment Activity

Subsequent to June 30, 2017, we closed on the following development property investment with a profits interest:

Closing Date	MSA	Total Investment Commitment
7/27/2017	Jacksonville 3	$8,096
	Total	$8,096

On July 20, 2017, we received proceeds of $2.8 million, including a $28,000 prepayment penalty, for the early payoff of an operating property loan in the New Orleans, Louisiana MSA. Subsequently, we repurchased the senior participation on this loan and paid the regional commercial bank a total of $1.8 million in conjunction with the repurchase, which included an $18,000 prepayment penalty.

Credit Facility

On July 25, 2017, we, through our Operating Company, entered into a senior secured revolving credit facility of up to $100 million (the “Credit Facility”) with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as lead arranger, and the other lenders party thereto. Pursuant to an accordion feature, we may from time to time increase the commitments up to an aggregate amount of $200 million, subject to, among other things, an absence of default under the Credit Facility, as well as receiving commitments from lenders for the additional amounts. At closing, we borrowed $20.0 million of the $33.3 million then available under the Credit Facility. We used the proceeds to repurchase senior participation interests outstanding on five of our development investments from the commercial banks who held such senior participation interests, each of whom agreed to participate as lenders in the Credit Facility, and to pay fees and expenses of procuring the Credit Facility. On July 26, 2017, we used proceeds from our offering of common stock completed on June 27, 2017 to fully repay the $20.0 million borrowed at closing, leaving $33.3 million available under the Credit Facility for future draws. We intend to use future borrowings under the Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On July 25, 2017, we and certain wholly-owned subsidiaries of the Operating Company (the “Subsidiaries”) have agreed to unconditionally guarantee the obligations of the Operating Company under the Credit Facility. The Credit Facility is secured by substantially all of our development investments, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Credit Facility. The Credit Facility has a scheduled maturity date on July 24, 2020. Borrowings under the Credit Facility are secured by two different pools of collateral: one consisting of the Company’s mortgage loans extended to developers and the other consisting of self-storage properties owned by the Company. The borrowing capacity under the Credit Facility is tied to the amount of collateral provided to the lenders.

The Credit Facility includes certain requirements that may limit the borrowing capacity available to us from time to time. Under the terms of the Credit Facility, the outstanding principal balance of the revolving credit loans, swing loans and letter of credit liabilities under the Credit Facility may not exceed the borrowing base availability.

Each loan made under the Credit Facility will bear interest at either, at our election, a base rate plus a margin of either 1.75% or 2.75% or LIBOR plus a margin of either 2.75% or 3.75%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of 0.35% per annum, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

The Credit Facility contains certain customary representations and warranties and financial and other affirmative and negative covenants. Our ability to borrow under the Credit Facility is subject to our ongoing compliance with various customary restrictive covenants, including but not limited to limitations on its incurrence of indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations and liens and encumbrances. In addition, the Credit Facility contains certain financial covenants including the following:

•	total consolidated indebtedness not exceeding 50% of gross asset value;
•	a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility;
•	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds;
•	when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness;
•	liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (i) total unfunded loan commitments of the Company and its subsidiaries plus (ii) $25 million; and
•	a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to the Company’s consolidated interest expense and debt principal payments for any given period) of 2 to 1.

The Credit Facility provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events, and changes in control. If an event of default occurs and is continuing under the Credit Facility, the lenders may, among other things, terminate their commitments under the Credit Facility and require the immediate payment of all amounts owed thereunder.

Dividend Declarations

On August 1, 2017, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2017. The dividends are payable on October 15, 2017 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on October 1, 2017.

On August 1, 2017, our Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2017. The dividend is payable on October 13, 2017 to stockholders of record on October 2, 2017.

Investment Activity

Our self-storage investments at June 30, 2017 consisted of the following:

•	Development Property Investments - We had 33 investments totaling an aggregate committed principal amount of approximately $337.5 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and in certain cases a first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and have a term of 72 months.

We also had one construction loan investment with a committed principal amount of approximately $17.7 million, which had an initial term of 18 months that was extended during the first quarter of 2017. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. It is also subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and our loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility.

•	Operating property loans - We had three term loans totaling $8.8 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

Our development property investments and operating property loans are collectively referred to herein as our investment portfolio.

As of June 30, 2017, the aggregate committed principal amount of our investment portfolio was approximately $364.0 million and outstanding principal was $157.5 million, as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1(2) (4)	$5,372	$5,367	$5	$1,347
6/10/2015	Atlanta 1(2)	8,132	7,908	224	10,736
6/19/2015	Tampa 1(2)	5,369	5,285	84	6,369
6/26/2015	Atlanta 2(2)	6,050	5,684	366	9,043
6/29/2015	Charlotte 1(2)	7,624	7,065	559	10,361
7/2/2015	Milwaukee(2)	7,650	6,870	780	8,304
7/31/2015	New Haven(2)	6,930	6,093	837	8,058
8/10/2015	Pittsburgh(2)	5,266	4,361	905	5,936
8/14/2015	Raleigh	8,792	3,417	5,375	3,335
9/30/2015	Jacksonville 1(2)	6,445	5,988	457	8,320
10/27/2015	Austin(2)	8,658	6,866	1,792	8,619
9/20/2016	Charlotte 2	12,888	3,029	9,859	2,796
11/17/2016	Orlando 2(3)	5,134	2,994	2,140	3,577
11/17/2016	Jacksonville 2(3)	7,530	2,847	4,683	3,011
1/4/2017	New York City 1(3)	16,117	11,093	5,024	12,509
1/18/2017	Atlanta 3	14,115	3,385	10,730	3,295
1/31/2017	Atlanta 4	13,678	5,866	7,812	5,824
2/24/2017	Orlando 3	8,056	905	7,151	835
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	4,854	12,638	4,737
3/1/2017	Fort Lauderdale	9,952	1,740	8,212	1,661
3/1/2017	Houston	13,630	3,532	10,098	3,445
4/14/2017	Louisville	8,523	627	7,896	542
4/20/2017	Denver 1	9,806	1,873	7,933	1,783
4/20/2017	Denver 2	11,164	2,137	9,027	2,035
5/2/2017	Atlanta 6	12,543	3,671	8,872	3,565
5/2/2017	Tampa 2	8,091	1,584	6,507	1,508
5/19/2017	Tampa 3	9,224	1,524	7,700	1,434
6/12/2017	Tampa 4	10,266	2,391	7,875	2,293
6/19/2017	Baltimore(5)	10,775	2,199	8,576	2,008
6/28/2017	Knoxville	9,115	829	8,286	738
6/29/2017	Boston	14,103	1,466	12,637	1,326
6/30/2017	New York City 2(5)	26,482	16,004	10,478	15,637
		$337,521	$139,454	$198,067	$154,987

Construction loans:
12/23/2015	Miami	17,733	9,232	8,501	8,992
		$17,733	$9,232	$8,501	$8,992
	Subtotal	$355,254	$148,686	$206,568	$163,979

Operating property loans:
6/19/2015	New Orleans(6)	2,800	2,800	-	2,792
7/7/2015	Newark	3,480	3,480	-	3,482
12/22/2015	Chicago	2,502	2,500	2	2,516
	Subtotal	$8,782	$8,780	$2	$8,790

	Total investments	$364,036	$157,466	$206,570	$172,769

(1) Represents principal balance of loan gross of origination fees.

(2) Facility had received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3) Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4) In February 2017, the Company purchased, for $1.3 million, 50% of the economic rights of the Class A membership units of the limited liability company which owns this development property investment, thus increasing the Company’s profits interest in this investment from 49.9% to 74.9%. As such, the Company’s investment was reclassified as self-storage real estate owned in the June 30, 2017 Consolidated Balance Sheet. See Note 7, Self-storage Real Estate Owned, for additional discussion. The committed and funded investment amounts in this table pertain to the full terms of the development investment, while, the fair value represents only the portion (25.1%) of the principal balance constituting a loan to the Class A member.

(5) These investments contain a higher LTC ratio and a higher interest rate, some of which interest is PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

(6) This investment was fully repaid in July 2017.

As of June 30, 2017, SL1 Venture had 11 development property investments with a profits interest as described in more detail in the table below (dollars in thousands):

Closing Date	Metropolitan Statistical Area ("MSA")	Total Investment Commitment	Funded Investment(1)	Remaining Unfunded Commitment	Fair Value
5/14/2015	Miami 1(2) (3)	$13,867	$8,631	$5,236	$9,610
5/14/2015	Miami 2(2) (3)	14,849	7,299	7,550	7,321
9/25/2015	Fort Lauderdale (2)	13,230	5,531	7,699	5,419
4/15/2016	Washington DC (3)	17,269	11,628	5,641	12,600
4/29/2016	Atlanta 1 (3)	10,223	3,475	6,748	3,641
7/19/2016	Jacksonville (3)	8,127	5,697	2,430	7,398
7/21/2016	New Jersey	7,828	1,161	6,667	1,090
8/15/2016	Atlanta 2 (3)	8,772	4,900	3,872	5,474
8/25/2016	Denver (3)	11,032	6,100	4,932	6,811
9/28/2016	Columbia(3)	9,199	5,462	3,737	5,819
12/22/2016	Raleigh	8,877	1,641	7,236	1,583
	Total	$123,273	$61,525	$61,748	$66,766

(1) Represents principal balance of loan gross of origination fees.

(2) These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.

(3) Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of June 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of August 2, 2017, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective investment amounts of approximately $700 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, and other occurrences outside our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the second quarter of 2017, we funded development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of June 30, 2017, ten of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect a certificate of occupancy to be issued on the remaining project in early 2018.

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

Insofar as we have already realized a substantial percentage of fair value increases on 10 of our 11 development property investments made on-balance sheet in 2015 and have only a 10% interest in SL1 Venture until certain return hurdles are met, our 2017 fair value adjustments could be less than the fair value adjustments we realized in 2016. However, with substantially greater access to capital during the second half of 2016 and into 2017, we resumed investing “on-balance sheet” and closed three development property investments prior to the end of 2016 and twenty more with an aggregate committed principal of $243.8 million through August 2, 2017, although these development projects are not expected to be completed until late 2017 or 2018. Accordingly, the amount of fair value adjustments for anticipated profits on these projects during 2017 will be less than in 2016 but should accelerate substantially in 2018.

During the six months ended June 30, 2017, the underlying self-storage facility of two of our development property investments with a profits interest received a certificate of occupancy and commenced operations. The following table reflects occupancy data as of August 6, 2017 for these ten facilities:

Location	Date Opened	# Months Open	Occupancy
Riverview, Florida (Tampa 1)	April 11, 2016	16	83.5%
Ocoee, Florida (Orlando 1)	May 1, 2016	15	89.8%
Marietta, Georgia (Atlanta 2)	May 24, 2016	14	76.7%
Alpharetta, Georgia (Atlanta 1)	May 25, 2016	14	62.2%
Jacksonville, Florida (Jacksonville 1)	August 12, 2016	12	78.5%
Charlotte, North Carolina (Charlotte 1)	August 18, 2016	12	39.2%
Milwaukee, Wisconsin	October 9, 2016 (1)	10	24.6%
New Haven, Connecticut	December 16, 2016	8	44.5%
Round Rock, Texas (Austin)	March 16, 2017	5	20.6%
Pittsburgh, Pennsylvania	May 11, 2017	3	9.7%
Average		11	52.9	% (2)

(1) Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(2) Represents mean average occupancy.

The occupancy rates noted above pertain to the aforementioned ten properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2016 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting us is included in Note 2 of the accompanying interim consolidated financial statements.

Results of Operations

The following discussion of our results of operations for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2017 and June 30, 2016:

(Dollars in thousands)	Three months ended
	June 30, 2017	June 30, 2016
Revenues:
Interest income from investments	$2,467	$1,533
Rental and other property-related income from real estate owned	105	-
Other revenues	27	-
Total revenues	2,599	1,533

Costs and expenses:
General and administrative expenses	1,371	1,335
Management fees to Manager	707	402
Property operating expenses of real estate owned	81	-
Transaction and other expenses	-	175
Restructuring costs	-	47
Deferred termination fee to Manager	-	82
Total costs and expenses	2,159	2,041

Operating income (loss)	440	(508)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	595	418
Change in fair value of investments	4,289	5,527
Interest expense	(230)	(38)
Other interest income	100	13
Total other income	4,754	5,920
Net income	5,194	5,412
Net income attributable to preferred stockholders	(177)	-
Net income attributable to common stockholders	$5,017	$5,412

Revenues

Total interest income from investments for the three months ended June 30, 2017 was $2.5 million, an increase of approximately $0.9 million from the three months ended June 30, 2016, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.1 million from real estate owned during the three months ended June 30, 2017 that is related to our interest in the revenues generated by the self-storage real estate owned that was acquired during the first quarter of 2017. Other revenues of $27,000 earned during the three months ended June 30, 2017 is derived primarily from management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	June 30, 2017	June 30, 2016
Compensation and benefits	$865	$837
Occupancy	106	77
Business development	58	107
Professional fees	146	188
Other	196	126
Total general and administrative expenses	$1,371	$1,335

Total general and administrative expenses

Total general and administrative expenses for the three months ended June 30, 2017 were $1.4 million, an increase of $36,000 from the three months ended June 30, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $435,000 and $312,000 for the three months ended June 30, 2017 and 2016, respectively. On May 3, 2017, certain of the Company’s officers and certain employees of the Company’s external Manager were granted an aggregate of 105,000 shares of restricted stock. Stock-based compensation expense is also affected by changes in the market price of the Company’s common stock. The increase in stock-based compensation expense was offset by a decline in compensation and benefits for the three months ended June 30, 2017 primarily due to $0.2 million of third party reimbursements to the Manager which offset expenses reimbursed to the Manager by the Company on a dollar-for-dollar basis. Other expenses increased primarily due to additional franchise taxes accrued in the second quarter 2017 as compared to the second quarter of 2016.

Transaction and other expenses

For the three months ended June 30, 2017, there were no transaction and other expenses. The $0.2 million of transaction and other expenses for the three months ended June 30, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions.

Other operating expenses

The management fees of $0.7 million and $0.4 million in the three months ended June 30, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The increase in management fees was a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and the second quarter of 2017. Property operating expenses of real estate owned for the three months ended June 30, 2017 relate to the operating activities of the Company’s self-storage real estate owned and includes $38,000 of depreciation expense. There were no restructuring costs incurred during the three months ended June 30, 2017. The $47,000 of restructuring costs incurred during the three months ended June 30, 2016 related to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fee to our Manager of $0.1 million for the three months ended June 30, 2016 represented the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the three months ended June 30, 2017 and 2016, we recorded other income of $4.8 million and $5.9 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016. The $0.6 million of equity in earnings from unconsolidated real estate venture in the three months ended June 30, 2017 relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended June 30, 2017 was $0.2 million and relates to interest incurred on our senior A note participations. Other interest income for the three months ended June 30, 2017 was $0.1 million, an increase of approximately $87,000 from the same period in 2016, and it was primarily due to the increase in our cash balance from the issuance of common stock in the fourth quarter of 2016 and second quarter of 2017.

Comparison of the six months ended June 30, 2017 and June 30, 2016:

(Dollars in thousands)	Six months ended
	June 30, 2017	June 30, 2016
Revenues:
Interest income from investments	$4,586	$2,676
Rental and other property-related income from real estate owned	168	-
Other revenues	146	-
Total revenues	4,900	2,676

Costs and expenses:
General and administrative expenses	2,949	2,639
Management fees to Manager	1,337	816
Property operating expenses of real estate owned	136	-
Transaction and other expenses	-	2,127
Restructuring costs	-	54
Deferred termination fee to Manager	-	239
Total costs and expenses	4,422	5,875

Operating income (loss)	478	(3,199)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,017	418
Change in fair value of investments	5,682	9,318
Interest expense	(434)	(38)
Other interest income	234	35
Total other income	6,499	9,733
Net income	6,977	6,534
Net income attributable to preferred stockholders	(723)	-
Net income attributable to common stockholders	$6,254	$6,534

Revenues

Total interest income from investments for the six months ended June 30, 2017 was $4.6 million, an increase of $1.9 million from the six months ended June 30, 2016, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.2 million from real estate owned during the six months ended June 30, 2017 that is related to our interest in the revenues generated by the self-storage real estate owned that was acquired during the first quarter of 2017. Other revenues of $0.1 million earned during the six months ended June 30, 2017 is derived from borrower payment of internal costs in connection with closings during the first quarter and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Six months ended
	June 30, 2017	June 30, 2016
Compensation and benefits	$1,785	$1,603
Occupancy	195	189
Business development	132	220
Professional fees	441	398
Other	396	229
Total general and administrative expenses	$2,949	$2,639

Total general and administrative expenses

Total general and administrative expenses for the six months ended June 30, 2017 were $2.9 million, an increase of $0.3 million from the six months ended June 30, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $727,000 and $487,000 for the six months ended June 30, 2017 and 2016, respectively. On May 3, 2017, certain of the Company’s officers and certain employees of the Company’s external Manager were granted an aggregate of 105,000 shares of restricted stock. Stock-based compensation expense is also affected by changes in the market price of the Company’s common stock. The increase in stock-based compensation expense was offset by a decline in compensation and benefits for the six months ended June 30, 2017 primarily due to $0.2 million of third party reimbursements to the Manager which offset expenses reimbursed to the Manager by the Company on a dollar for dollar basis. Other expenses increased primarily due to additional franchise taxes accrued in the first half of 2017 as well as increased expenses related to directors and officers insurance and annual fees paid to certain of our independent directors.

Transaction and other expenses

For the six months ended June 30, 2017, there were no transaction and other expenses. The $2.1 million of transaction and other expenses for the six months ended June 30, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions.

Other operating expenses

The management fees of $1.3 million and $0.8 million in the six months ended June 30, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The increase in management fees was a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and second quarter of 2017. Property operating expenses of real estate owned for the six months ended June 30, 2017 relate to the operating activities of the Company’s self-storage real estate owned and includes $62,000 of depreciation expense. There were no restructuring costs incurred during the six months ended June 30, 2017. The $54,000 of restructuring costs incurred during the six months ended June 30, 2016 related to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fee to our Manager of $0.2 million for the six months ended June 30, 2016 represented the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the six months ended June 30, 2017 and 2016, we recorded other income of $6.5 million and $9.7 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016. The $1.0 million and $0.4 million of equity in earnings from unconsolidated real estate venture in the six months ended June 30, 2017 and 2016, respectively, relates to our allocated earnings from the SL1 Venture, which was entered into on March 31, 2016. Interest expense for the six months ended June 30, 2017 and 2016 was $0.4 million and $38,000, respectively, and relates to interest incurred on our senior A note participations. Other interest income for the six months ended June 30, 2017 was $0.2 million, which was an increase from the $35,000 of other interest income earned during the same period in 2016. The increase was largely due to the increase in our cash balance from the issuance of common stock in the fourth quarter of 2016 and the second quarter of 2017.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, depreciation on real estate assets, transaction and other expenses, restructuring costs, and deferred termination fee to Manager.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	June 30, 2017	June 30, 2016
Net income attributable to common stockholders	$5,017	$5,412
Plus: stock dividends payable to preferred stockholders	-	-
Plus: stock-based compensation	435	312
Plus: depreciation on real estate assets	38	-
Plus: transaction and other expenses	-	175
Plus: restructuring costs	-	47
Plus: deferred termination fee to Manager	-	82
Adjusted Earnings	$5,490	$6,028

	Six months ended
	June 30, 2017	June 30, 2016
Net income attributable to common stockholders	$6,254	$6,534
Plus: stock dividends payable to preferred stockholders	371	-
Plus: stock-based compensation	727	487
Plus: depreciation on real estate assets	62	-
Plus: transaction and other expenses	-	2,127
Plus: restructuring costs	-	54
Plus: deferred termination fee to Manager	-	239
Adjusted Earnings	$7,414	$9,441

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

Cash and Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Six months ended June 30,
	2017	2016
Net income	$6,977	$6,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(6,522)	(11,040)
Net cash provided by (used in) operating activities	455	(4,506)
Net cash used in investing activities	(70,418)	(21,600)
Net cash provided by (used in) financing activities	103,119	(2,729)
Change in cash and cash equivalents	$33,156	$(28,835)

Cash increased $33.2 million during the six months ended June 30, 2017 as compared to a decrease in cash of $28.8 million during the six months ended June 30, 2016. Net cash provided by operating activities for the six months ended June 30, 2017 was $0.5 million and net cash used in operating activities for the six months ended June 30, 2016 was $4.5 million. The primary components of cash provided by operating activities during the six months ended June 30, 2017 were $2.7 million of origination fees received in cash and $0.3 million of return on investment from our unconsolidated joint venture, offset, in part, by net income adjusted for non-cash transactions of $2.3 million and the change in cash required for working capital of $0.3 million. The primary components of cash provided by operating activities during the six months ended June 30, 2016 were net income adjusted for non-cash transactions of $4.2 million and $0.3 million due to the change in cash required for working capital.

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 was $70.4 million and $21.6 million, respectively. For the six months ended June 30, 2017, the cash used for investing activities consisted primarily of $78.1 million to fund investments, $8.9 million to fund other loans, $1.3 million to purchase an additional interest in one of our development property loans, $3.2 million to fund capital contributions to the SL1 Venture, and a net use of $5.1 million for advancements made on behalf of the SL1 Venture, offset, in part, by $24.9 million from repayments of construction loans and other loan investments and $1.3 million of developer’s equity received prior to funding of the project. For the six months ended June 30, 2016, the cash used for investing activities consisted primarily of $22.4 million to fund investments, $3.8 million to fund other loans, and $0.9 million of advances to and costs capitalized related to the SL1 Venture, offset by $5.6 million of cash received from the repayment of one of our operating property loan investments.

Net cash provided by financing activities for the six months ended June 30, 2017 totaled $103.1 million and primarily related to $108.2 million of common stock issuances and $1.7 million of cash received in connection with draws on senior loan participations on certain of our investments, offset by $6.6 million of dividends paid. For the six months ended June 30, 2016, cash used by financing activities totaled $2.7 million related to $4.3 million of dividends paid and $3.2 million of stock repurchases offset, in part, by $5.0 million of cash received in conjunction with the sale of senior loan participations on certain of our investments.

Liquidity Outlook and Capital Requirements

As of June 30, 2017, we had unrestricted cash of approximately $100.5 million, and we had remaining unfunded commitments of $206.6 million related to our investment portfolio and $6.1 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Senior Participation

On May 27, 2016, we sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to a regional commercial bank for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The outstanding balance for the Miami A Note at June 30, 2017 was $0.7 million, thus leaving $9.3 million of available funding as of June 30, 2017.

Series A Preferred Stock

On July 27, 2016, we entered into a Stock Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018. As of June 30, 2017, we had issued 10,000 restricted shares of the Series A Preferred Stock and received $10.0 million in proceeds pursuant to the terms of the Stock Purchase Agreement. Accordingly, as of June 30, 2017, we have $115.0 million available for issuance under the Stock Purchase Agreement.

ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,093,202 shares of common stock at a weighted average price of $22.69, receiving net proceeds after commissions of $24.2 million. As of June 30, 2017, we have approximately $25.2 million available for issuance under the ATM Program.

Credit Facility

On July 25, 2017, we entered into a $100 million credit facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the credit facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the credit facility. As of August 7, 2017, the current borrowing capacity under the credit facility is $33.3 million.

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

Additionally, the holders of our Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of common stock, which consists of any offering of common stock except any shares of common stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by the Company, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from two follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017, and proceeds received from sales of shares from time to time under the ATM Program. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of the Company and its subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to the Company’s consolidated interest expense and debt principal payments for any given period) of 2 to 1.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by Company mortgage loans, the borrowing base availability is the lesser of (i) 60% of the value of the Company mortgage loans, (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility secured by the Company mortgage loans to be greater than 50% of the underlying real estate assets securing the Company mortgage loans and (iii) for any Company mortgage loan that has been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (a) adjusted net operating income for the underlying real estate asset securing such Company mortgage loan divided by (b) an implied debt service amount to be less than 1.30 to 1.00. For loans secured by self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by self-storage properties to be greater than 65% of the value of such self-storage properties and (ii) the maximum principal amount that would not cause the ratio of (i) aggregate adjusted net operating income from all self-storage properties included in the borrowing base divided by (ii) an implied debt service coverage amount to be less than 1.30 to 1.00.

Our actual leverage will depend on our mix of loans. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our loan portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our loans and to reduce the impact of changing interest rates on earnings, which our new Credit Facility will help us better achieve. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10-Q or annual report on Form 10-K for the period in which the change was made, or in a Current Report on Form 8-K if required by the rules of the SEC or the board of directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of June 30, 2017:

Contractual Obligations	2017	2018	2019	2020	2021	Total

Long-term debt obligations (1) (2) (3)	$-	$732	$15,499	$-	$4,041	$20,272
Operating lease obligations	151	237	171	145	-	704
Total	$151	$969	$15,670	$145	$4,041	$20,976

(1) Represents principal payments gross of discounts and debt issuance costs.

(2) Amounts exclude interest, which is variable based on 30-day LIBOR plus spreads ranging from 3.10% to 3.85%.

(3) On July 25, 2017, the Company entered into the Credit Facility and subsequently repurchased the July 2016 A Notes and October 2016 A Note, which are being shown as obligations due in 2019 and 2021 in this table.

At June 30, 2017, we had $206.6 million of unfunded loan commitments related to our investment portfolio and $6.1 million related to the SL1 Venture. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At June 30, 2017, we had $2.3 million of unfunded loan commitments related to our other assets.

As of June 30, 2017, we had unrestricted cash of approximately $100.5 million.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended June 30, 2017, we declared a cash dividend to our stockholders of $0.35 per share, payable on July 14, 2017 to stockholders of record on July 3, 2017. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

On May 3, 2017, the Company declared a cash distribution of $17.69 per share of Series A Preferred stock, payable on July 14, 2017, to holders of Series A Preferred Stock of record on the close of business on July 1, 2017. No distributions in kind were payable in connection with the July distribution.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2017	December 31, 2016
Up 25 basis points	$(0.8)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.8	0.3

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2017	December 31, 2016
Up 25 basis points	$(2.2)	$(2.1)
Down 25 basis points	2.4	2.3

Up 50 basis points	(4.2)	(3.8)
Down 50 basis points	5.0	4.6

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2017, we were not involved in any legal proceedings.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors related to the Credit Facility set forth below and the risk factors contained in Part I, Item 1A of our 2016 Form 10-K, which describes the various additional risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

Risks Related to the Credit Facility

The Credit Facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness and make certain investments.

The Credit Facility contains customary negative covenants and other financial and operating covenants that, among other things:

•	restrict our ability to incur additional indebtedness;

•	restrict our ability to incur additional liens;

•	restrict our ability to make certain investments;

•	restrict our ability to merge with another company

•	restrict our ability to make distributions to our stockholders above our existing dividend per share, subject to other limitations; and

•	require us to satisfy minimum financial coverage ratios, minimum tangible net worth requirements, maximum leverage ratios and minimum liquidity ratios.

These limitations restrict our ability to engage in certain business activities, which could materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution and our ability to service our debt obligations.

The Credit Facility will bear interest at a variable rate and is secured by substantially all of our development investments.

The Credit Facility will bear interest at a variable rate on all amounts drawn under the facility. Increases in interest rates on variable rate debt will increase our interest expense, unless we make arrangements that hedge the risk of rising interest rates. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing.

Further, the Credit Facility is secured by substantially all of our development investments. If we are unable to repay or refinance the Credit Facility upon maturity or otherwise have an event of default under the Credit Facility, then the assets securing the Credit Facility could be foreclosed upon, or we might be forced to dispose of some of our assets on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our assets could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

On April 15, 2017, we issued a distribution in kind of 16,497 shares of our common stock to the record holders of our Series A Preferred Stock as of April 1, 2017 pursuant to the terms of our Series A Preferred Stock. The issuance of the shares of common stock was effected in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act.

Repurchases of Common Stock

The following table provides information about repurchases of our common shares during the three months ended June 30, 2017:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (1) (dollars in thousands)

April 1-April 30	-	$-	-	$6,848
May 1-May 31	-	-	-	6,848
June 1-June 30	-	-	-	6,848
Total	-	$-	-	$6,848

(1) On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On June 15, 2017, John A. Good, our Chief Operating Officer, returned 5,470 shares of our common stock to us in connection with the vesting of 20,000 shares of restricted stock in order to satisfy tax withholding obligations.

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

JERNIGAN CAPITAL, INC.

Date: August 8, 2017	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Exhibit No.	Exhibit Description

10.1	Second Amended and Restated Management Agreement, dated as of April 1, 2017, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCap Advisors, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s 10-Q for the quarter ended March 31, 2017).

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

