Form 10-Q
period 2017-09-30
Jernigan Capital, Inc.
filed 2017-11-07
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, Jernigan Capital, Inc. had 14,271,967 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Cash and cash equivalents	$54,999	$67,373
Development property investments at fair value, of which $11.0 million and $33.3 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of September 30, 2017 and December 31, 2016, respectively	188,540	95,102
Operating property loans at fair value, of which none and $2.8 million of funded principal is pledged as collateral against certain of the Company's senior loan participations as of September 30, 2017 and December 31, 2016, respectively	5,990	9,905
Investment in and advances to real estate venture	12,573	5,373
Self-storage real estate owned, net	15,594	-
Other loans, at cost	1,754	11,752
Deferred costs	3,813	2,207
Prepaid expenses and other assets	734	868
Fixed assets, net	196	199
Total assets	$284,193	$192,779

Liabilities:
Senior loan participations	$668	$18,582
Secured revolving credit facility	-	-
Due to Manager	1,438	1,008
Accounts payable, accrued expenses and other liabilities	1,035	697
Dividends payable	5,293	4,130
Total liabilities	8,434	24,417

Equity:
Jernigan Capital, Inc. stockholders’ equity:
Cumulative preferred stock, $0.01 par value, 100,000,000 shares authorized, 10,000 issued and outstanding at September 30, 2017 and December 31, 2016, at liquidation preference of $10.0 million, net of allocated costs	9,445	9,448
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2017 and December 31, 2016; 14,235,848 and 8,956,354 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	142	90
Additional paid-in capital	272,726	162,664
Accumulated deficit	(6,554)	(3,840)
Total equity	275,759	168,362
Total liabilities and equity	$284,193	$192,779

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Interest income from investments	$3,173	$1,698	$7,759	$4,374
Rental and other property-related income from real estate owned	160	-	328	-
Other revenues	28	-	174	-
Total revenues	3,361	1,698	8,261	4,374

Costs and expenses:
General and administrative expenses	1,386	1,463	4,336	4,102
Management fees to Manager	1,036	402	2,373	1,218
Property operating expenses of real estate owned	114	-	188	-
Depreciation and amortization of real estate owned	172	-	233	-
Transaction and other expenses	-	2	-	2,129
Restructuring costs	-	-	-	54
Deferred termination fee to Manager	-	-	-	239
Total costs and expenses	2,708	1,867	7,130	7,742

Operating income (loss)	653	(169)	1,131	(3,368)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	730	436	1,747	854
Change in fair value of investments	3,384	4,867	9,066	14,185
Interest expense	(323)	(148)	(757)	(186)
Loss on modification of debt	(232)	-	(232)	-
Other interest income	245	8	479	43
Total other income	3,804	5,163	10,303	14,896
Net income	4,457	4,994	11,434	11,528
Net income attributable to preferred stockholders	(310)	-	(1,033)	-
Net income attributable to common stockholders	$4,147	$4,994	$10,401	$11,528

Basic earnings per share attributable to common stockholders	$0.29	$0.84	$0.94	$1.90
Diluted earnings per share attributable to common stockholders	$0.29	$0.84	$0.94	$1.90

Dividends declared per share of common stock	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

							Total	Non-
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2015	-	$-	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Repurchase of 213,078 shares of common stock	-	-	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Repurchase and retirement of 2,052 shares related to vested restricted stock	-	-	(2,052)	-	(33)	-	(33)	-	(33)
Issuances of stock-based awards	-	-	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	828	-	828	-	828
Deferred termination fee to Manager	-	-	-	-	-	-	-	239	239
Effect of Management Agreement amendment	-	-	-	-	703	-	703	(703)	-
Dividends declared on common stock	-	-	-	-	-	(6,331)	(6,331)	-	(6,331)
Net income	-	-	-	-	-	11,528	11,528	-	11,528
Balance at September 30, 2016	-	$-	5,961,710	$60	$108,982	$(4,199)	$104,843	$-	$104,843

Balance at December 31, 2016	10,000	$9,448	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(3)	-	-	-	-	(3)	-	(3)
Stock dividend paid on preferred stock	-	-	57,850	1	1,193	-	1,194	-	1,194
Proceeds from issuance of common stock, net of offering costs	-	-	4,025,000	40	83,887	-	83,927	-	83,927
At-the-market issuance of common stock, net of offering costs	-	-	1,093,202	10	24,146	-	24,156	-	24,156
Repurchase and retirement of 7,972 shares related to vested restricted stock	-	-	(7,972)	-	(177)	-	(177)	-	(177)
Issuance of stock-based awards	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	1,023	-	1,023	-	1,023
Dividends declared on preferred stock	-	-	-	-	-	(1,033)	(1,033)	-	(1,033)
Dividends declared on common stock	-	-	-	-	-	(13,115)	(13,115)	-	(13,115)
Net income	-	-	-	-	-	11,434	11,434	-	11,434
Balance at September 30, 2017	10,000	$9,445	14,235,848	$142	$272,726	$(6,554)	$275,759	$-	$275,759

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$11,434	$11,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest capitalized on outstanding loans	(5,522)	(2,635)
Change in fair market value of investments	(9,066)	(14,185)
Stock-based compensation	1,023	828
Equity in earnings from unconsolidated real estate venture	(1,739)	(824)
Return on investment from unconsolidated joint venture	512	-
Deferred termination fee to Manager	-	239
Depreciation and amortization	278	74
Amortization of deferred financing costs	175	3
Loss on modification of debt	232	-
Accretion of origination fees	(462)	(468)
Origination fees received in cash	3,097	205
Changes in operating assets and liabilities:
Prepaid expenses and other assets	41	(268)
Due to Manager	430	(151)
Accounts payable, accrued expenses, and other liabilities	126	(12)
Net cash provided by (used in) operating activities	559	(5,666)

Cash flows from investing activities
Purchase of fixed assets	(43)	(11)
Purchase of self-storage real estate owned	(2,856)	-
Capital contributions to real estate venture	(4,766)	(1,348)
Return of capital from real estate venture	-	7,291
Advances to real estate venture	(40,825)	(11,761)
Repayment of advances to real estate venture	39,618	11,761
Capitalized real estate venture costs	-	(226)
Funding of investment portfolio:
Development property investments	(111,609)	(36,257)
Operating property loans	-	(246)
Funding of other loans	(10,147)	(9,197)
Repayments of investment portfolio investments	22,746	5,500
Repayments of other loans	18,673	4,135
Net cash used in investing activities	(89,209)	(30,359)

Cash flows from financing activities
Senior loan participations	1,755	17,550
Repurchase of senior loan participation	(1,854)	-
Cash received upon closing of the credit facility	403	-
Paydown of the credit facility	(20,000)	-
Costs incurred upon the issuance of the credit facility	(118)	-
Deferred costs	(13)	(2,822)
Stock repurchase	(177)	(3,152)
Net proceeds from issuance of common stock	108,074	-
Costs related to the future issuance of preferred stock	(3)	-
Dividends paid on preferred stock	(525)	-
Dividends paid on common stock	(11,266)	(6,401)
Net cash provided by financing activities	76,276	5,175
Net change in cash and cash equivalents	(12,374)	(30,850)
Cash and cash equivalents at the beginning of the period	67,373	43,859
Cash and cash equivalents at the end of the period	$54,999	$13,009

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At September 30, 2017 and December 31, 2016, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at September 30, 2017 and December 31, 2016.

For investments carried at fair value, fees and costs are expensed as incurred.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically structured as first mortgages and a 49.9% profits interest in the development project), operating property loans (loans secured by operating properties), the investment in real estate venture, other loans, receivables, the secured revolving credit facility, senior loan participations, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$188,540	$-	$-	$188,540
Operating property loans	5,990	-	-	5,990
Total investments	$194,530	$-	$-	$194,530

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$95,102	$-	$-	$95,102
Operating property loans	9,905	-	-	9,905
Total investments	$105,007	$-	$-	$105,007

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

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost primarily reflects the funded principal balance of the loan to the Company, net of unamortized origination fees, unrealized appreciation recognized as of the acquisition date, and the cash consideration paid to the developer to acquire his portion of profits interest. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

The Company expects that the majority of future self-storage facility acquisitions will be considered asset acquisitions, however the Company will evaluate each acquisition using Accounting Standards Update (“ASU”) 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

When facilities are acquired, the cost is allocated to the tangible and intangible assets acquired and liabilities assumed based on relative fair values. Allocations to the individual assets and liabilities are based upon their relative fair values as estimated by management.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the cost to an intangible asset attributable to the value of in-place leases. This intangible asset is amortized to expense over the expected remaining term of the respective leases, which is generally one year. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the basis for an acquired property has been allocated to above- or below-market lease intangibles. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

Cash and Cash Equivalents

Cash, investments in money market accounts, and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with three financial institutions, and the balance at each financial institution exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 per institution.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the Consolidated Statements of Operations. Debt issuance costs related to the sale of senior participations are presented in the Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving credit facility are presented in the Consolidated Balance Sheets as Deferred Costs.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. There were no transaction and other expenses for the three or nine months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company incurred $2,000 and $2.1 million, respectively, in transaction and other expenses.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined below) (see Note 10, Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in connection with the execution of the Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, $2.2 million is in deferred costs on the Consolidated Balance Sheet at September 30, 2017, and $0.6 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheet at September 30, 2017.

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

Comprehensive Income

For the three and nine months ended September 30, 2017 and 2016, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01 which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. Upon adoption of the new guidance, the Company expects that the majority of future self-storage facility acquisitions will now be considered asset acquisitions. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 for new acquisitions beginning on July 1, 2017. The costs related to the acquisitions of self-storage facilities that qualify as asset acquisitions will be capitalized as part of the purchase.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows, including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements as the Company is currently presenting distributions received from equity method investees consistent with the presentation required under ASU 2016-05.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine months ended September 30,
	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$705	$141

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$1,194	$-
Dividends declared, but not paid, on preferred stock	310	-
Dividends declared, but not paid, on common stock	4,983	2,087
Contribution of assets to real estate venture	-	7,693
Reclassification of self-storage real estate owned	12,919	-
Other loans paid off with issuance of development property investments	1,587	-

Upon the closing of the credit facility, the Company received cash of $0.4 million as presented within “Cash received upon closing of the credit facility” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2017. The amount received was comprised of a $20.0 million draw on the credit facility offset by $17.8 million from the repurchase of senior loan participations and $1.8 million of costs incurred upon closing of the credit facility.

3. INVESTMENTS

In addition to the self-storage real estate owned as described in Note 7, Self-Storage Real Estate Owned, the Company’s self-storage investments at September 30, 2017 consisted of the following:

•

Development Property Investments - The Company had 36 investments totaling an aggregate committed principal amount of approximately $397.5 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project, is secured by a first mortgage on the development project and generally includes a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

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

•

Operating property loans - The Company had two term loans totaling $6.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

The Company’s development property investments and operating property loans are collectively referred to herein as the Company’s investment portfolio.

As of September 30, 2017, the aggregate committed principal amount of the Company’s investment portfolio was approximately $421.2 million and outstanding principal was $173.7 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
6/10/2015	Atlanta 1 (2)	$8,132	$8,010	$122	$10,507
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,058
6/26/2015	Atlanta 2 (2)	6,050	5,754	296	8,519
6/29/2015	Charlotte 1 (2)	7,624	7,126	498	10,551
7/2/2015	Milwaukee (2)	7,650	7,377	273	8,762
7/31/2015	New Haven (2)	6,930	6,412	518	8,399
8/10/2015	Pittsburgh (2)	5,266	4,574	692	6,591
8/14/2015	Raleigh (3)	8,792	4,277	4,515	4,260
9/30/2015	Jacksonville 1 (2)	6,445	5,988	457	8,830
10/27/2015	Austin (2)	8,658	7,000	1,658	8,779
9/20/2016	Charlotte 2 (3)	12,888	4,517	8,371	4,360
11/17/2016	Jacksonville 2 (3)	7,530	3,899	3,631	4,453
1/4/2017	New York City 1 (2)	16,117	13,165	2,952	16,712
1/18/2017	Atlanta 3	14,115	3,471	10,644	3,314
1/31/2017	Atlanta 4	13,678	5,698	7,980	5,667
2/24/2017	Orlando 3	8,056	1,468	6,588	1,409
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	3,910	13,582	3,790
3/1/2017	Fort Lauderdale	9,952	1,945	8,007	1,875
3/1/2017	Houston	13,630	3,382	10,248	3,283
4/14/2017	Louisville 1	8,523	1,471	7,052	1,394
4/20/2017	Denver 1	9,806	1,906	7,900	1,822
4/20/2017	Denver 2	11,164	2,877	8,287	2,790
5/2/2017	Atlanta 6	12,543	3,117	9,426	3,017
5/2/2017	Tampa 2	8,091	890	7,201	813
5/19/2017	Tampa 3	9,224	729	8,495	639
6/12/2017	Tampa 4	10,266	1,364	8,902	1,266
6/19/2017	Baltimore (4)	10,775	2,672	8,103	2,484
6/28/2017	Knoxville	9,115	1,656	7,459	1,573
6/29/2017	Boston	14,103	2,031	12,072	1,898
6/30/2017	New York City 2 (4)	26,482	16,712	9,770	16,333
7/27/2017	Jacksonville 3	8,096	888	7,208	810
8/30/2017	Orlando 4	9,037	1,790	7,247	1,698
9/14/2017	Los Angeles	28,750	7,382	21,368	7,284
9/14/2017	Miami	14,657	5,761	8,896	5,644
9/28/2017	Louisville 2	9,940	2,230	7,710	2,139
		$397,495	$156,734	$240,761	$177,723

Construction loans:
12/23/2015	Miami	17,733	10,999	6,734	10,817
		$17,733	$10,999	$6,734	$10,817
	Subtotal	$415,228	$167,733	$247,495	$188,540

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,477
12/22/2015	Chicago	2,502	2,500	2	2,513
	Subtotal	$5,982	$5,980	$2	$5,990

	Total investments	$421,210	$173,713	$247,497	$194,530

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of September 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of September 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

 The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2017:

Funded principal	$173,713
Adjustments:
Unamortized origination fees	(3,627)
Change in fair value of investments	24,528
Other	(84)
Fair value of investments	$194,530

As of December 31, 2016, the aggregate committed principal amount of the Company’s investment portfolio was approximately $141.9 million and outstanding principal was $86.9 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2) (5)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1 (2)	8,132	7,694	438	10,404
6/19/2015	Tampa (2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2 (2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1 (2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee (2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven (2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh (3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1 (2)	6,445	5,852	593	7,962
10/27/2015	Austin (3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2 (5)	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach (4)	7,500	6,712	788	6,702
8/5/2015	Sarasota (4)	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
	Subtotal	$131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans (4)	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville (4)	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
	Subtotal	$9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	These investments were fully repaid during the nine months ended September 30, 2017.
(5)

In the nine months ended September 30, 2017, the Company purchased the economic rights of the Class A membership units of the limited liability companies which own these development property investments. As such, these investments are presented as self-storage real estate owned in the September 30, 2017 Consolidated Balance Sheet. See Note 7, Self-Storage Real Estate Owned, for additional discussion.

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

No loans were in non-accrual status as of September 30, 2017 and December 31, 2016.

All of the Company’s development property investments with a profits interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments with a profits interest, the assets and liabilities of the equity method investees totaled approximately $188.2 million and $156.7 million, respectively, at September 30, 2017 and totaled approximately $71.0 million and $60.2 million, respectively, at December 31, 2016. These investees had revenues of approximately $2.2 million and a net operating income, excluding depreciation and interest expense, of approximately $0.2 for the nine months ended September 30, 2017. These investees had revenues of approximately $0.3 million and a net operating loss, excluding depreciation and interest expense, of approximately $0.6 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the total income (interest income and change in fair value) from one development property investment with a profits interest exceeded 20% of the Company’s net income. The Company recorded total income for the nine months ended September 30, 2017 of $4.1 million from the New York City 1 MSA development property investment with a profits interest.

For 11 of the Company’s development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of September 30, 2017.

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

For development property investments with a profits interest, at a certain stage of construction, the option pricing method incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the three properties between 40% and 100% complete at September 30, 2017, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Ten properties had reached construction completion at September 30, 2017. For the Company’s development property investments at or around completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals that differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2017 and December 31, 2016. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of September 30, 2017
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.72 - 10.37%	8.72%
		Exit date	0.33 - 6.96 years	2.87 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	63.82 - 93.54%	73.85%
		Exit date	0.67 - 6.96 years	3.02 years
		Capitalization rate (c)	5.35 - 6.00%	5.50%
		Discount rate	8.35 - 9.00%	8.50%

Operating property loans	Income approach analysis	Market yields/discount rate	5.86 - 6.76%	6.24%
		Exit date (d)	4.23 - 4.91 years	4.62 years

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

(d)	The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2016
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.23 - 9.28%	8.34%
		Exit date	0.17 - 3.88 years	1.81 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date	1.42 - 3.88 years	2.12 years
		Capitalization rate (c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 - 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/discount rate	6.09 - 7.20%	6.73%
		Exit date (d)	4.50 - 5.66 years	5.07 years

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2017	December 31, 2016
Up 25 basis points	$(0.9)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.0	0.3

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2017	December 31, 2016
Up 25 basis points	$(2.5)	$(2.1)
Down 25 basis points	2.7	2.3

Up 50 basis points	(4.8)	(3.8)
Down 50 basis points	5.8	4.6

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three and nine months ended September 30, 2017 and 2016.

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

The following table presents changes in investments that use Level 3 inputs for the nine month period ended September 30, 2017:

Balance at December 31, 2016	$105,007
Net realized gains	-
Net unrealized gains	9,066
Fundings of principal and change in unamortized origination fees	110,600
Repayments of loans	(22,746)
Payment-in-kind interest	5,522
Reclassification of self-storage real estate owned	(12,919)
Net transfers in or out of Level 3	-
Balance at September 30, 2017	$194,530

As of September 30, 2017 and December 31, 2016, the total net unrealized appreciation on the investments that use Level 3 inputs was $24.5 million and $19.2 million, respectively.

For the three and nine months ended September 30, 2017 and 2016, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations was attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of September 30, 2017, the SL1 Venture had closed on eight new development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million as of September 30, 2017. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

Since the allocation of cash distributions and liquidating distributions are determined as described in the preceding paragraph, the Company has applied the hypothetical-liquidation-at-book-value (“HLBV”) method to allocate the earnings of the SL1 Venture. Under the HLBV approach, the Company’s share of the investee’s earnings or loss is calculated by:

•	The Company’s capital account at the end of the period assuming that the investee was liquidated or sold at book value, plus

•	Cash distributions received by the Company during the period, minus

•	Cash contributions made by the Company during the period, minus

•	The Company’s capital account at the beginning of the period assuming that the investee were liquidated or sold at book value.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a profits interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of September 30, 2017, the SL1 Venture had eleven development property investments with a profits interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (3)	$13,867	$9,455	$4,412	$10,929
5/14/2015	Miami 2 (2) (3)	14,849	8,486	6,363	8,947
9/25/2015	Fort Lauderdale (2) (3)	13,230	7,298	5,932	7,796
4/15/2016	Washington DC (4)	17,269	14,346	2,923	15,937
4/29/2016	Atlanta 1 (3)	10,223	5,140	5,083	5,459
7/19/2016	Jacksonville (4)	8,127	6,989	1,138	10,541
7/21/2016	New Jersey	7,828	1,621	6,207	1,561
8/15/2016	Atlanta 2 (4)	8,772	6,535	2,237	7,423
8/25/2016	Denver (3)	11,032	7,605	3,427	8,678
9/28/2016	Columbia (4)	9,199	7,651	1,548	8,525
12/22/2016	Raleigh	8,877	2,431	6,446	2,398
	Total	$123,273	$77,557	$45,716	$88,194

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of September 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	Facility had received certificate of occupancy as of September 30, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of September 30, 2017, the SL1 Venture had total assets of $88.8 million and total liabilities of $3.6 million. During the three and nine months ended September 30, 2017, the SL1 Venture had net income of $6.6 million and $14.1 million, of which $0.7 million and $1.7 million was allocated to the Company and $5.8 million and $12.4 million was allocated to HVP III, respectively, under the HLBV method. At September 30, 2017, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At September 30, 2017 and December 31, 2016, the Company had $3.5 million and $2.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of September 30, 2017.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of September 30, 2017.

The Company is the managing member of the SL1 Venture and manages and administers (i) the day-to-day business and affairs of the SL1 Venture and any of its acquired properties and (ii) loan servicing and other administration of the approved development property investments. The Company will be paid a monthly expense reimbursement amount by the SL1 Venture in connection with its role as managing member, as set forth in the JV Agreement. Heitman may remove the Company as the managing member of the SL1 Venture if it commits an event of default (as defined in the JV Agreement), if it undergoes a change of control (as defined in the JV Agreement), or if it becomes insolvent.

Heitman approves all “Major Decisions” of the SL1 Venture, as defined in the JV Agreement, including, but not limited to, each investment of capital, the incurrence of any indebtedness, the sale or other disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture.

For four of the SL1 Venture development property investments with a profits interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put options, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at September 30, 2017.

6. VARIABLE INTEREST ENTITIES

Development Property Investments

The Company holds variable interests in its development property investments. The Company has determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the development property VIEs, the Company identified the activities that most significantly impact the development property VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) making financing decisions, (4) authorizing capital expenditures and (5) disposing of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the development property VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the development property VIEs.

The Company has recorded assets of $188.5 million and $95.1 million at September 30, 2017 and December 31, 2016, respectively, for its variable interest in the development property VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property VIEs is as follows:

	September 30, 2017	December 31, 2016
Assets recorded related to VIEs	$188,540	$95,102
Unfunded loan commitments to VIEs	247,495	54,950
Maximum exposure to loss	$436,035	$150,052

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of September 30, 2017 and December 31, 2016, the Company’s remaining unfunded commitment to the SL1 Venture is $4.5 million and $9.4 million, respectively.

7. SELF-STORAGE REAL ESTATE OWNED

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company that owns the Orlando 1 development property investment with a profits interest for $1.3 million and increased its profits interest on this development property investment from 49.9% to 74.9%. The Class A member retained all management and voting rights in the limited liability company. Previously, the Company accounted for this investment as an equity method investment. Because the Company was entitled to greater than 50% of the residual profits from the investment, the Company accounted for this investment as a real estate investment in its consolidated financial statements in accordance with ASC 310.

On August 9, 2017, the Company purchased the remaining 50% of the economic rights of the Class A membership units of a limited liability company that owns the Orlando 1 development property investment with a profits interest and 100% of the economic rights of the Class A membership units of a limited liability company that owns the Orlando 2 development property investment with a profits interest for $1.6 million and increased its profits interest on these development property investment from 74.9% to 100% and 49.9% to 100%, respectively. The Orlando 2 investment is an additional phase to the Orlando 1 investment that is being operated as one self-storage facility. The Company now owns all management and voting rights in the limited liability companies. Previously, the Company accounted for the Orlando 1 investment as a real estate investment and the Orlando 2 investment as an equity method investment. Because the Company is now entitled to greater than 50% of the residual profits from the Orlando 2 investment, the Company will account for this investment as a real estate investment in its consolidated financial statements. The Company will continue to account for the Orlando 1 investment as a real estate investment. Accordingly, as of August 9, 2017, the Company wholly owns and fully consolidates these investments in the accompanying consolidated financial statements.

The Company evaluated this purchase under ASU 2017-01 and concluded that the transaction consisted of a single identifiable asset that represents substantially all of the fair value of the gross assets acquired. Therefore, this transaction does not constitute the purchase of a business and has been treated as an asset acquisition.

In accordance with ASU 2017-01, as of August 9, 2017, the Company’s basis in the self-storage real estate owned is recorded at cost (equal to the cash consideration paid and the funded loan balance, net of unamortized origination fees), plus unrealized gains recorded at the date of acquisition, which was February 3, 2017 for the Orlando 1 development property investment and August 9, 2017 for the Orlando 2 development property investment. The allocation to the basis of the assets acquired is based on their relative fair values.

The following table shows the Company’s basis in this facility as of August 9, 2017:

Funded principal balance, net of unamortized origination fees	$9,139
Unrealized appreciation on investments	3,780
Cash consideration paid	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of this real estate investment on the Company’s Consolidated Balance Sheet as of September 30, 2017:

September 30, 2017
Cash and cash equivalents	$60
Prepaid expenses and other assets	2

Land	1,505
Building and improvements	13,720
In-place leases	602
Accumulated depreciation and amortization	(233)
Self-storage real estate owned	$15,594

Accounts payable, accrued expenses and other liabilities	$125

The following table shows the impact of this real estate investment on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2017:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017

Rental revenues	$160	$328

Property operating expenses of real estate owned	(114)	(188)
Depreciation and amortization expense	(172)	(233)
Total expenses of real estate owned	$(286)	$(421)

8. OTHER LOANS, AT COST

As of September 30, 2017, the Company had no outstanding bridge loans. During the nine months ended September 30, 2017, the Company received repayments of $17.4 million related to seven bridge loans and entered into two new bridge loans with an aggregate commitment and funded amount of $7.3 million, which are included in the seven bridge loans repaid during the year. At December 31, 2016, the Company had executed five bridge loans with a balance of $10.1 million extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These bridge loans were accounted for under the cost method, and fair value approximates cost at December 31, 2016. None of these bridge loans were in non-accrual status as of December 31, 2016. The Company determined that no allowance for loan loss was necessary at December 31, 2016.

The Company also had executed eight revolving loan agreements with an aggregate outstanding principal amount of $1.4 million at September 30, 2017. Seven of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Seven of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments and one is a prospective developer. Four of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.1 million, one provides for borrowings of up to $0.4 million, one provides for borrowings of up to $0.7 million, and one agreement provides for borrowings of up to $1.0 million (total of $4.2 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9 - 7.0% per annum and are due in full in three years. During the nine months ended September 30, 2017, the Company received repayments on these revolving loan agreements of $2.9 million and draws of $2.6 million. At December 31, 2016, the Company had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.7 million. These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2017 and December 31, 2016. None of these loans are in non-accrual status as of September 30, 2017 and December 31, 2016. The Company determined that no allowance for loan loss was necessary at September 30, 2017 and December 31, 2016.

9. DEBT

Credit Facility

On July 25, 2017, the Operating Company entered into a  $100 million senior secured revolving credit facility with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as lead arranger, and the other lenders party thereto (the “Credit Facility”). Pursuant to an accordion feature, the Operating Company may from time to time increase the commitments up to an aggregate amount of $200 million, subject to, among other things, an absence of default under the Credit Facility, as well as receiving commitments from lenders for the additional amounts. At closing, the Operating Company borrowed $20.0 million of the $33.3 million then available under the Credit Facility. The Company used the proceeds to repurchase senior participation interests outstanding on five of the Company’s development investments from the commercial banks who held such senior participation interests, each of whom agreed to participate as lenders in the Credit Facility, and to pay fees and expenses of procuring the Credit Facility. On July 26, 2017, the Operating Company used proceeds from the Company’s recently completed offering of its common stock to fully repay the $20.0 million borrowed at closing, leaving $33.3 million available under the credit facility for future draws. The Operating Company intends to use future borrowings under the Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On July 25, 2017, the Company and certain wholly-owned subsidiaries of the Operating Company entered into an Unconditional Guaranty of Payment and Performance whereby they have agreed to unconditionally guarantee the obligations of the Operating Company under the Credit Facility. The Credit Facility is secured by substantially all of the Company’s development investments, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Credit Facility. The Credit Facility has a scheduled maturity date on July 24, 2020. Borrowings under the Credit Facility are secured by two different pools of collateral: one consisting of the Company’s mortgage loans extended to developers and the other consisting of self-storage properties owned by the Company.

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

As of September 30, 2017, no borrowings were outstanding under the Credit Facility and $33.3 million was available for borrowing under the Credit Facility.

As of September 30, 2017, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants throughout the term of the Credit Facility.

Senior Participations

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). On December 14, 2016, the Company received proceeds of $5.2 million for an early payoff on the operating property loan in the Nashville, Tennessee MSA, and the Company repurchased the senior participation on this loan that was included in Operating Property A Notes. The Company paid the regional commercial bank a total of $3.4 million in connection with the repurchase, which included a $0.1 million prepayment penalty that is recorded in interest expense in the Consolidated Statements of Operations. The Company paid to the bank interest on the outstanding balance of the Operating Property A Note at the rate of 30-day LIBOR plus 3.85% for the three and nine months ended September 30, 2017. On July 20, 2017, the Company received proceeds of $2.8 million for an early payoff on the remaining Operating Property A Note in the New Orleans, Louisiana MSA, and the Company repurchased the senior participation on this loan. The Company paid the regional commercial bank a total of $1.8 million in conjunction with the repurchase, which included an $18,000 prepayment penalty. As such, there was no outstanding balance for the Operating Property A Note at September 30, 2017.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. As part of the Participation Agreement, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 4.33% at September 30, 2017. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. During the nine months ended September 30, 2017, the maturity date was extended to January 31, 2018, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. The outstanding balance for the Miami A Note as of September 30, 2017 was $0.7 million.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a profits interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million (the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company paid interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%,  for the three and nine months ended September 30, 2017. On July 25, 2017, the Company entered into the Credit Facility and subsequently repurchased the July 2016 A Notes. As such, there is no outstanding balance as of September 30, 2017.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a profits interest (the “October 2016 A Note”) in Charlotte, North Carolina having a committed principal balance of approximately $6.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $4.4 million (the “October 2016 A Note Sale”). Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loans. The Company paid interest to the bank on the senior participation at the annual rate of 30-day LIBOR plus 3.50%,  for the three and nine months ended September 30, 2017. On July 25, 2017, the Company entered into the Credit Facility and subsequently repurchased the October 2016 A Note. As such, there is no outstanding balance as of September 30, 2017.

In connection with the repurchase of the July 2016 A Notes and the October 2016 A Notes and entering into the Credit Facility, the Company recorded a loss on modification of debt of $0.2 million for the three and nine months ended September 30, 2017.

The table below details the bank commitment and outstanding balance of our senior participation at September 30, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at September 30, 2017	Maturity Date
Miami A Note	$10,001	$732	$9,269	30-day LIBOR + 3.10%	4.33%	January 31, 2018
Unamortized fees		(64)
Net balance		$668

 The table below details the bank commitments and outstanding balances of our senior participations at December 31, 2016:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2016	Maturity Date
Operating Property A Note	$1,820	$1,820	$-	30-day LIBOR + 3.85%	4.47%	April 1, 2019
Miami A Note	10,001	-	10,001	30-day LIBOR + 3.10%	3.72%	July 1, 2017
July 2016 A Notes	14,185	13,420	765	30-day LIBOR + 3.50%	4.12%	August 1, 2019
October 2016 A Note	4,405	3,375	1,030	30-day LIBOR + 3.50%	4.12%	September 1, 2021
Total	$30,411	18,615	$11,796
Unamortized fees		(33)
Net balance		$18,582

10. STOCKHOLDERS’ EQUITY

The Company had 14,235,848 and 8,956,354 shares of common stock issued and outstanding, which included 185,002 and 120,001 of nonvested restricted stock, as of September 30, 2017 and December 31, 2016, respectively. The Company had 10,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2017 and December 31, 2016.

Common Stock Offerings

On December 13, 2016, the Company received $53.5 million in proceeds, net of underwriter’s discount and offering costs, related to the issuance of 2,996,311 shares of common stock.

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. As of September 30, 2017, the Company has issued and sold an aggregate of 1,093,202 shares of common stock at a weighted average price of $22.69 per share under the ATM Program, receiving net proceeds after commissions of $24.2 million.

On June 27, 2017, the Company received $83.9 million in proceeds, net of underwriter’s discount and offering costs, related to the public offering of 4,025,000 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of September 30, 2017, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of September 30, 2017, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of September 30, 2017 and December 31, 2016,  288,254 and 176,840 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested during the nine months ended September 30, 2017, 75,003 will vest in 2018, 55,001 will vest in 2019 and 54,998 will vest in 2020. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $0.3 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, and $1.0 million and $0.8 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.3 million and $2.0 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $20.55 and $21.05 as of September 30, 2017 and December 31, 2016, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.5 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at June 30,	202,502	$21.33	139,168	$19.91
Granted	-	-	-	-
Vested	(17,500)	18.64	(17,500)	18.64
Forfeited	-	-	-	-
Nonvested at September 30,	185,002	$21.58	121,668	$20.10

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	120,001	$20.10	162,500	$20.08
Granted	111,414	22.59	14,340	13.95
Vested	(46,413)	20.28	(55,172)	18.27
Forfeited	-	-	-	-
Nonvested at September 30,	185,002	$21.58	121,668	$20.10

Nonvested restricted shares of common stock receive dividends which are nonforfeitable.

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of September 30, 2017.

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

The Purchase Agreement requires that the Company and its subsidiaries conduct their business in the ordinary course of business consistent with past practice and use reasonable best efforts to (i) preserve substantially intact the business organization and (ii) avoid becoming subject to the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”). Additionally, the Company and its subsidiaries may not change or alter materially its method of accounting or the manner in which it keeps its accounting books and records unless required by the Securities and Exchange Commission to reflect changes in U.S. generally accepted accounting principles or, in the business judgment of the Board, such change would be in the best interests of the Company or stockholders.

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

As of September 30, 2017, the Company had issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement. On October 26, 2017, the Company issued an additional 10,000 restricted shares of the Series A Preferred Stock and received an additional $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

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

On August 1, 2017, the Company declared a cash distribution of $17.89 per share of Series A Preferred Stock, payable on October 13, 2017, to holders of Series A Preferred Stock of record on the close of business on October 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on October 13, 2017, to holders of Series A Preferred Stock of record on the close of business on October 2, 2017.

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three and nine months ended September 30, 2017 and 2016, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Shares outstanding
Weighted average common shares - basic	14,042,350	5,831,135	10,935,776	5,926,215
Effect of dilutive securities	201,995	131,958	172,764	149,971
Weighted average common shares, all classes	14,244,345	5,963,093	11,108,540	6,076,186

Calculation of Earnings per Share - basic
Net income	$4,457	$4,994	$11,434	$11,528
Less:
Net income allocated to preferred stockholders	310	n/a	1,033	n/a
Net income allocated to unvested restricted shares	57	111	156	285
Net income attributable to common shareholders - two-class method	$4,090	$4,883	$10,245	$11,243

Weighted average common shares - basic	14,042,350	5,831,135	10,935,776	5,926,215
Earnings per share - basic	$0.29	$0.84	$0.94	$1.90

Calculation of Earnings per Share - diluted
Net income	$4,457	$4,994	$11,434	$11,528
Less:
Net income allocated to preferred stockholders	310	n/a	1,033	n/a
Net income attributable to common shareholders - two-class method	$4,147	$4,994	$10,401	$11,528

Weighted average common shares - diluted	14,244,345	5,963,093	11,108,540	6,076,186
Earnings per share - diluted	$0.29	$0.84	$0.94	$1.90

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and nine months ended September 30, 2017 and 2016.

12. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments as of September 30, 2017 and December 31, 2016 was $177.7 million and $78.7 million, respectively. The interest income realized and the change in fair value from these equity method investments was $4.8 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively, and $13.0 million and $15.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $12.6 million and $5.4 million at September 30, 2017 and December 31, 2016, respectively, and the earnings from this venture were $0.7 million and $1.7 million for the three and nine months ended September 30, 2017. The earnings from this venture were $0.4 million and $0.9 million for the three and nine months ended September 30, 2016.

Management Agreement

On April 1, 2015, the Company entered into a management agreement with its Manager (as subsequently amended, the “Management Agreement”). Pursuant to the terms of the Management Agreement, the Manager is responsible for (a) the Company’s day-to-day operations, (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

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

The Amended and Restated Management Agreement modified certain procedures with respect to the future internalization of the Manager (as described in the Amended and Restated Management Agreement, an “Internalization Transaction”). Prior to entry into the Amended and Restated Management Agreement, if no Internalization Transaction had occurred prior to the end of the last renewal term, the Manager would have been entitled to the Termination Fee (as defined in the Amended and Restated Management Agreement) and the Company would not have acquired the assets of the Manager. The Amended and Restated Management Agreement, however, requires an Internalization Transaction at the end of the last renewal term (if an Internalization Transaction or termination of the Amended and Restated Management Agreement has not occurred prior to that date). The Internalization Price in such event would equal the Termination Fee amount and the Company would receive the Manager’s assets.  Accordingly, the amount the Manager would receive has not changed, but the Company now would receive the assets of the Manager, which it would not have received prior to the Amended and Restated Management Agreement.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Common Stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense for the deferred termination fee in the three and nine months ended September 30, 2017, and it recorded no expense and $0.2 million of expense for the three and nine months ended September 30, 2016, respectively.

On April 1, 2017, the Company, the Operating Company and the Manager entered into a Second Amended and Restated Management Agreement to modify the manner in which certain expenses incurred by the Manager are accounted for and paid by the Company. Under the Amended and Restated Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services. The Second Amended and Restated Management Agreement now provides that expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company will be reduced dollar-for-dollar by the amount of any such payment or reimbursement.

The initial term of the Management Agreement will expire on March 31, 2020, with up to a maximum of three, one-year extensions that end on March 31, 2023. The Company’s independent directors review the Manager’s performance annually. Following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors based upon: (a) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (b) the Company’s determination that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the independent directors. The Company is required to provide its Manager with 180 days’ prior notice of such a termination. Upon such a termination, the Company will pay the Manager a Termination Fee except as provided below.

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

If the Management Agreement terminates other than for Cause (as defined below), voluntary non-renewal by the Manager or the Company being required to register as an investment company under the 1940 Act, then the Company shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on the Company’s achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on the Company’s achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Company in cash.

The Company also may terminate the Management Agreement at any time, including during the initial term, without the payment of any Termination Fee, with 30 days’ prior written notice from the Board of Directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of the Company’s independent directors determines is materially detrimental to the Company; (iv) the Manager committing fraud against the Company, misappropriating or embezzling the Company’s funds, or acting grossly negligent in the performance of its duties under the Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for the Company and to manage and develop the Company’s investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) both the current Chief Executive Officer and the current President and Chief Operating Officer are no longer senior executive officers of the Manager or the Company during the term of the Management Agreement other than by reason of death or disability.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee, both of which are described further below. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement pursuant to its terms, other than for Cause or the Company being required to register as an investment company under the 1940 Act, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.8 million for both the three months ended September 30, 2017 and 2016 and $2.3 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

On November 1, 2017, the Company, the Operating Company and the Manager entered into a Third Amended and Restated Management Agreement, which is described below in Note 13, Subsequent Events.

Management Fees

As of September 30, 2017, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.0 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $2.4 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, the Company had outstanding fees due to Manager of $1.4 million and $1.0 million consisting of the management fees payable and certain general and administrative reimbursements payable.

Incentive Fee

The Manager is entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the Management Agreement is in effect) in arrears in cash. The incentive fee is an amount, not less than zero, determined pursuant to the following formula:

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

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the New York Stock Exchange (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any facilities underlying the Company’s target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors. Going forward, “Core Earnings” will be calculated based on the new formulation set forth in the Third Amended and Restated Management Agreement, which the Company, the Operating Company and the Manager entered into on November 1, 2017 and is described further below in Note 13, Subsequent Events.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and nine months ended September 30, 2017 and 2016.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to September 30, 2017, the Company closed on the following development property investment with a profits interest:

		Total Investment
Closing Date	MSA	Commitment
10/12/2017	Miami 2	$9,459
10/30/2017	New Jersey	14,701
	Total	$24,160

At-the-Market Offering Program

On October 6, 2017, the Company issued and sold 29,416 shares of common stock at a weighted average price of $20.50 per share under the ATM Program, receiving net proceeds after commissions of $0.6 million.

Series A Preferred Stock

On October 26, 2017, the Company issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Dividend Declarations

On November 1, 2017, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2017. The dividends are payable on January 15, 2018 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on January 1, 2018.

On November 1, 2017, the Company’s Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2017. The dividend is payable on January 12, 2018 to stockholders of record on January 2, 2018.

Third Amended and Restated Management Agreement

On November 1, 2017, the Company, the Operating Company and the Manager entered into the Third Amended and Restated Management Agreement in order to clarify the original intent of the parties with respect to the definition of Core Earnings and to make other minor changes necessary to reflect the current and anticipated business model from and after this time. The Third Amended and Restated Management Agreement is otherwise substantially consistent with the Second Amended and Restated Management Agreement.

Under the Third Amended and Restated Management Agreement, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that the Company has not yet acquired). The Third Amended and Restated Management Agreement clarifies that in addition to certain previously agreed upon adjustments, with respect to any self-storage facility acquired by the Company with respect to which the Company had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser mutually agreed to by the Company and the Manager who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any Company loan secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of the Company’s unrealized gain on account of the Company’s acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 8, 2017, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2016 Form 10-K and in other filings we make with the SEC from time to time.

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

As of September 30, 2017, we had 39 on-balance sheet investments, for an aggregate committed principal amount of $421.2 million, including 36 development property investments totaling approximately $397.5 million of aggregate committed principal amount, each of which provides us with a Profits Interest, one construction loan with approximately $17.7 million of committed principal amount and two operating property loans totaling approximately $6.0 million of aggregate committed principal amount. Each of the development property investments is located in a submarket within a major U.S. market with demographics that management believes will support successful lease-up and value creation in the property. As of September 30, 2017, we had funded approximately $173.7 million of the aggregate committed principal amount of our closed investments.

During the quarter ended September 30, 2017, the Company purchased its partner’s remaining 25.1% profits interest in the Orlando 1 investment and its partner’s 50.1% profits interest in the Orlando 2 investment, the 287-unit addition to the Orlando 1 investment, for $1.6 million. This Orlando facility is operated as a single self-storage facility and is now wholly-owned and fully consolidated in the accompanying consolidated financial statements.

We have funded all of our investments to date with or have access to the following sources of capital:

•	net proceeds from our initial public offering (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;
•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;
•

net proceeds from the issuance of our Series A Preferred Stock (“Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P. providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018;

•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017;
•	net proceeds from our at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017; and
•

available proceeds from our $100 million revolving credit with KeyBanc Capital Markets, Inc., as lead arranger, and other lenders party thereto (the “Credit Facility”), that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of September 30, 2017, the SL1 Venture had closed on eight additional development property investments with a profits interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of September 30, 2017.

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

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In one event we made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. Our operating results include rental income and related operating expenses from owned self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the three and nine months ended September 30, 2017 and 2016 also were impacted by our accounting methods as discussed below.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced increased construction starts recently and the trend is expected to continue upwards. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions) and the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as payment-in-kind (“PIK”) interest rather than cash interest.

Recent Developments

Investment Activity

Subsequent to September 30, 2017, we closed on the following development property investment with a profits interest:

		Total Investment
Closing Date	MSA	Commitment
10/12/2017	Miami 2	$9,459
10/30/2017	New Jersey	14,701
	Total	$24,160

At-the-Market Offering Program

On October 6, 2017, we issued and sold 29,416 shares of common stock at a weighted average price of $20.50 per share under our ATM Program (as defined below), receiving net proceeds after commissions of $0.6 million.

Series A Preferred Stock

On October 26, 2017, we issued 10,000 restricted shares of the Series A Preferred Stock to the Buyers and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Dividend Declarations

On November 1, 2017, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2017. The dividends are payable on January 15, 2018 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on January 1, 2018.

On November 1, 2017, our Board of Directors also declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2017. The dividend is payable on January 12, 2018 to stockholders of record on January 2, 2018.

Third Amended and Restated Management Agreement

On November 1, 2017, we, the Operating Company and the Manager entered into the Third Amended and Restated Management Agreement in order to clarify the original intent of the parties with respect to the definition of Core Earnings and to make other minor changes necessary to reflect the current and anticipated business model from and after this time. The Third Amended and Restated Management Agreement is otherwise substantially consistent with the Second Amended and Restated Management Agreement.

Under the Third Amended and Restated Management Agreement, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that we have not yet acquired). The Third Amended and Restated Management Agreement clarifies that in addition to certain previously agreed upon adjustments, with respect to any self-storage facility acquired by us with respect to which we had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser mutually agreed to by us and the Manager who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any Company loan secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of our unrealized gain on account of our acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

Investment Activity

In addition to the self-storage real estate asset owned, our self-storage investments at September 30, 2017 consisted of the following:

•

Development Property Investments - We had 36 investments totaling an aggregate committed principal amount of approximately $397.5 million to finance the ground-up construction of or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project. Each development property investment is typically comprised of a first mortgage loan and a 49.9% interest in the positive cash flows (including the sale and refinancing proceeds after debt repayment) of the project. The loans are secured by the first mortgages on the projects and in certain cases a first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

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

•

Operating property loans - We had two term loans totaling $6.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

Our development property investments and operating property loans are collectively referred to herein as our investment portfolio.

As of September 30, 2017, the aggregate committed principal amount of our investment portfolio was approximately $421.2 million and outstanding principal was $173.7 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
6/10/2015	Atlanta 1 (2)	$8,132	$8,010	$122	$10,507
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,058
6/26/2015	Atlanta 2 (2)	6,050	5,754	296	8,519
6/29/2015	Charlotte 1 (2)	7,624	7,126	498	10,551
7/2/2015	Milwaukee (2)	7,650	7,377	273	8,762
7/31/2015	New Haven (2)	6,930	6,412	518	8,399
8/10/2015	Pittsburgh (2)	5,266	4,574	692	6,591
8/14/2015	Raleigh (3)	8,792	4,277	4,515	4,260
9/30/2015	Jacksonville 1 (2)	6,445	5,988	457	8,830
10/27/2015	Austin (2)	8,658	7,000	1,658	8,779
9/20/2016	Charlotte 2 (3)	12,888	4,517	8,371	4,360
11/17/2016	Jacksonville 2 (3)	7,530	3,899	3,631	4,453
1/4/2017	New York City 1 (2)	16,117	13,165	2,952	16,712
1/18/2017	Atlanta 3	14,115	3,471	10,644	3,314
1/31/2017	Atlanta 4	13,678	5,698	7,980	5,667
2/24/2017	Orlando 3	8,056	1,468	6,588	1,409
2/24/2017	New Orleans	12,549	-	12,549	-
2/27/2017	Atlanta 5	17,492	3,910	13,582	3,790
3/1/2017	Fort Lauderdale	9,952	1,945	8,007	1,875
3/1/2017	Houston	13,630	3,382	10,248	3,283
4/14/2017	Louisville 1	8,523	1,471	7,052	1,394
4/20/2017	Denver 1	9,806	1,906	7,900	1,822
4/20/2017	Denver 2	11,164	2,877	8,287	2,790
5/2/2017	Atlanta 6	12,543	3,117	9,426	3,017
5/2/2017	Tampa 2	8,091	890	7,201	813
5/19/2017	Tampa 3	9,224	729	8,495	639
6/12/2017	Tampa 4	10,266	1,364	8,902	1,266
6/19/2017	Baltimore (4)	10,775	2,672	8,103	2,484
6/28/2017	Knoxville	9,115	1,656	7,459	1,573
6/29/2017	Boston	14,103	2,031	12,072	1,898
6/30/2017	New York City 2 (4)	26,482	16,712	9,770	16,333
7/27/2017	Jacksonville 3	8,096	888	7,208	810
8/30/2017	Orlando 4	9,037	1,790	7,247	1,698
9/14/2017	Los Angeles	28,750	7,382	21,368	7,284
9/14/2017	Miami	14,657	5,761	8,896	5,644
9/28/2017	Louisville 2	9,940	2,230	7,710	2,139
		$397,495	$156,734	$240,761	$177,723

Construction loans:
12/23/2015	Miami	17,733	10,999	6,734	10,817
		$17,733	$10,999	$6,734	$10,817
	Subtotal	$415,228	$167,733	$247,495	$188,540

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,477
12/22/2015	Chicago	2,502	2,500	2	2,513
	Subtotal	$5,982	$5,980	$2	$5,990

	Total investments	$421,210	$173,713	$247,497	$194,530

(1)	Represents principal balance of loan gross of origination fees.
(2)

Facility had received certificate of occupancy as of September 30, 2017. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of September 30, 2017. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

As of September 30, 2017, the SL1 Venture had 11 development property investments with a profits interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (3)	$13,867	$9,455	$4,412	$10,929
5/14/2015	Miami 2 (2) (3)	14,849	8,486	6,363	8,947
9/25/2015	Fort Lauderdale (2) (3)	13,230	7,298	5,932	7,796
4/15/2016	Washington DC (4)	17,269	14,346	2,923	15,937
4/29/2016	Atlanta 1 (3)	10,223	5,140	5,083	5,459
7/19/2016	Jacksonville (4)	8,127	6,989	1,138	10,541
7/21/2016	New Jersey	7,828	1,621	6,207	1,561
8/15/2016	Atlanta 2 (4)	8,772	6,535	2,237	7,423
8/25/2016	Denver (3)	11,032	7,605	3,427	8,678
9/28/2016	Columbia (4)	9,199	7,651	1,548	8,525
12/22/2016	Raleigh	8,877	2,431	6,446	2,398
	Total	$123,273	$77,557	$45,716	$88,194

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of September 30, 2017. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Facility had received certificate of occupancy as of September 30, 2017. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of November 1, 2017, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective investment amounts in excess of $700 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the third quarter of 2017, we funded development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of September 30, 2017, ten of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect a certificate of occupancy to be issued on the remaining project in early 2018.

During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments sheet, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital.

Insofar as we have already realized a substantial percentage of fair value increases on 10 of our 11 on-balance sheet development property investments made in 2015 and have only a 10% interest in SL1 Venture until certain return hurdles are met, our 2017 fair value adjustments are likely to be less than the fair value adjustments we realized in 2016. However, with substantially greater access to capital during the second half of 2016 and into 2017, we resumed investing “on-balance sheet” and closed three development property investments prior to the end of 2016 and 26 more with an aggregate committed principal of $330.3 million through November 6,  2017, although these development projects are not expected to be completed until 2018 or 2019. Accordingly, the amount of fair value adjustments for anticipated profits on projects during 2017 will be less than in 2016 but should accelerate substantially in 2018.

During the nine months ended September 30, 2017, the underlying self-storage facility of seven of our development property investments with a profits interest, four of which are in the SL1 Venture, received a certificate of occupancy and commenced operations. The following table reflects occupancy data as of November 5, 2017 for all of the underlying self-storage facilities of our development property investments with a profits interest that have received a certificate of occupancy:

Location	Date Opened	# Months Open	Occupancy
Riverview, Florida (Tampa 1)	April 11, 2016	19	84.0%
Ocoee, Florida (Orlando 1 and Orlando 2) (3)	May 1, 2016	18	70.7%
Marietta, Georgia (Atlanta 2)	May 24, 2016	17	73.6%
Alpharetta, Georgia (Atlanta 1)	May 25, 2016	17	63.0%
Jacksonville, Florida (Jacksonville 1)	August 12, 2016	15	90.4%
Charlotte, North Carolina (Charlotte 1)	August 18, 2016	15	42.1%
Milwaukee, Wisconsin	October 9, 2016 (1)	13	29.4%
New Haven, Connecticut	December 16, 2016	11	47.2%
Round Rock, Texas (Austin)	March 16, 2017	8	27.6%
Pittsburgh, Pennsylvania	May 11, 2017	6	16.1%
Jacksonville, Florida (4)	July 26, 2017	3	31.4%
Columbia, SC (4)	August 23, 2017	2	14.2%
Atlanta, Georgia (Atlanta 2) (4)	September 14, 2017	2	5.1%
Washington DC (4)	September 25, 2017	1	6.2%
New York, NY (New York City 1)	September 29, 2017	1	5.1%
Average		9.9	40.4%	(2)

(1)

Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(2)	Represents mean average occupancy.
(3)

Orlando 1 was at 86.2% physical occupancy on July 18, 2017. On July 19, 2017, an addition (Orlando 2) opened for business. Occupancy reflected is for combined facility. As of September 30, 2017, we wholly own this investment.

(4)	Investment is included in SL1 Venture portfolio.

The occupancy rates noted above pertain to the aforementioned 15 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2016 Form 10-K.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements affecting us is included in Note 2 of the accompanying interim consolidated financial statements.

Results of Operations

The following discussion of our results of operations for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2017 and September 30, 2016:

(Dollars in thousands)	Three months ended
	September 30, 2017	September 30, 2016
Revenues:
Interest income from investments	$3,173	$1,698
Rental and other property-related income from real estate owned	160	-
Other revenues	28	-
Total revenues	3,361	1,698

Costs and expenses:
General and administrative expenses	1,386	1,463
Management fees to Manager	1,036	402
Property operating expenses of real estate owned	114	-
Depreciation and amortization of real estate owned	172	-
Transaction and other expenses	-	2
Total costs and expenses	2,708	1,867

Operating income (loss)	653	(169)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	730	436
Change in fair value of investments	3,384	4,867
Interest expense	(323)	(148)
Loss on modification of debt	(232)	-
Other interest income	245	8
Total other income	3,804	5,163
Net income	4,457	4,994
Net income attributable to preferred stockholders	(310)	-
Net income attributable to common stockholders	$4,147	$4,994

Revenues

Total interest income from investments for the three months ended September 30, 2017 was $3.2 million, an increase of approximately $1.5 million from the three months ended September 30, 2016, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.2 million from real estate owned during the three months ended September 30, 2017 that is related to our interest in the revenues generated by the self-storage real estate owned that was acquired during 2017. Other revenues of $28,000 earned during the three months ended September 30, 2017 is derived primarily from management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	September 30, 2017	September 30, 2016
Compensation and benefits	$861	$944
Occupancy	88	114
Business development	84	96
Professional fees	156	128
Other	197	181
Total general and administrative expenses	$1,386	$1,463

Total general and administrative expenses

Total general and administrative expenses for the three months ended September 30, 2017 were $1.4 million, a decrease of $77,000 from the three months ended September 30, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $296,000 and $341,000 for the three months ended September 30, 2017 and 2016, respectively. Compensation and benefits also included $0.1 million of third party reimbursements to the Manager during the three months ended September 30, 2017, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis.

Other operating expenses

The management fees of $1.0 million and $0.4 million in the three months ended September 30, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and the second quarter of 2017, which increased stockholders' equity on which the base management fee is calculated. Property operating expenses of real estate owned and depreciation and amortization of real estate owned for the three months ended September 30, 2017 relate to the operating activities of our self-storage real estate owned.

Other income (expense)

For the three months ended September 30, 2017 and 2016, we recorded other income of $3.8 million and $5.2 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016. The $0.7 million and $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended September 30, 2017 and 2016, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended September 30, 2017 was $0.3 million and relates to interest incurred on our senior A note participations, amortization of deferred financing costs that were incurred in connection with the closing of the Credit Facility, and unused commitment fees related to the Credit Facility. Interest expense for the three months ended September 30, 2016 was $0.1 million and relates to interest incurred on our senior A note participations. The $0.2 million loss on modification of debt was incurred in conjunction with the closing of the Credit Facility. Other interest income for the three months ended September 30, 2017 and 2016 was $0.2 million and $8,000, respectively, and relates to interest earned on our cash deposits.

Comparison of the nine months ended September 30, 2017 and September 30, 2016:

(Dollars in thousands)	Nine months ended
	September 30, 2017	September 30, 2016
Revenues:
Interest income from investments	$7,759	$4,374
Rental and other property-related income from real estate owned	328	-
Other revenues	174	-
Total revenues	8,261	4,374

Costs and expenses:
General and administrative expenses	4,336	4,102
Management fees to Manager	2,373	1,218
Property operating expenses of real estate owned	188	-
Depreciation and amortization of real estate owned	233	-
Transaction and other expenses	-	2,129
Restructuring costs	-	54
Deferred termination fee to Manager	-	239
Total costs and expenses	7,130	7,742

Operating income (loss)	1,131	(3,368)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,747	854
Change in fair value of investments	9,066	14,185
Interest expense	(757)	(186)
Loss on modification of debt	(232)	-
Other interest income	479	43
Total other income	10,303	14,896
Net income	11,434	11,528
Net income attributable to preferred stockholders	(1,033)	-
Net income attributable to common stockholders	$10,401	$11,528

Revenues

Total interest income from investments for the nine months ended September 30, 2017 was $7.8 million, an increase of $3.4 million from the nine months ended September 30, 2016, and consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. The interest rate on the majority of our investment portfolio and other loans is 6.9% per annum. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.3 million from real estate owned during the nine months ended September 30, 2017 that is related to our interest in the revenues generated by the self-storage real estate owned that was acquired during 2017. Other revenues of $0.2 million earned during the nine months ended September 30, 2017 is derived from borrower payment of internal costs in connection with closings during the first quarter and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Nine months ended
	September 30, 2017	September 30, 2016
Compensation and benefits	$2,646	$2,547
Occupancy	283	303
Business development	216	316
Professional fees	597	526
Other	594	410
Total general and administrative expenses	$4,336	$4,102

Total general and administrative expenses

Total general and administrative expenses for the nine months ended September 30, 2017 were $4.3 million, an increase of $0.2 million from the nine months ended September 30, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $1.0 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. On May 3, 2017, certain of our officers and certain employees of the Manager were granted an aggregate of 105,000 shares of restricted stock. Stock-based compensation expense is also affected by changes in the market price of our common stock. The increase in stock-based compensation expense was offset by a decline in compensation and benefits for the nine months ended September 30, 2017 primarily due to $0.3 million of third party reimbursements to the Manager which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. Other expenses increased primarily due to additional franchise taxes accrued in the first nine months of 2017 as well as increased expenses related to directors and officers insurance and annual fees paid to certain of our independent directors.

Transaction and other expenses

For the nine months ended September 30, 2017, there were no transaction and other expenses. The $2.1 million of transaction and other expenses for the nine months ended September 30, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions.

Other operating expenses

The management fees of $2.4 million and $1.2 million in the nine months ended September 30, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and second quarter of 2017, which increased stockholders' equity on which the base management fee is calculated. Property operating expenses of real estate owned and depreciation and amortization of real estate owned for the nine months ended September 30, 2017 relate to the operating activities of our self-storage real estate owned. There were no restructuring costs incurred during the nine months ended September 30, 2017. The $54,000 of restructuring costs incurred during the nine months ended September 30, 2016 related to remaining lease termination costs incurred by closing the Miami, Florida office. The deferred termination fee to our Manager of $0.2 million for the nine months ended September 30, 2016 represented the accrual over the term of the management agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the management agreement. On May 23, 2016, we amended the management agreement thus resulting in the cessation of this accrual.

Other income (expense)

For the nine months ended September 30, 2017 and 2016, we recorded other income of $10.3 million and $14.9 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016. The $1.7 million and $0.9 million of equity in earnings from unconsolidated real estate venture in the nine months ended September 30, 2017 and 2016, respectively, relates to our allocated earnings from the SL1 Venture, which was entered into on March 31, 2016. Interest expense for the nine months ended September 30, 2017 and 2016 was $0.8 million and $0.2 million, respectively, and relates to interest incurred on our senior A note participations, amortization of deferred financing costs that were incurred in conjunction with the closing of the Credit Facility, and unused commitment fees related to the Credit Facility. The $0.2 million loss on modification of debt was incurred in conjunction with the closing of the Credit Facility. Other interest income for the nine months ended September 30, 2017 and 2016 was $0.5 million and $43,000, respectively, and relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, depreciation and amortization on real estate assets, loss on modification of debt, transaction and other expenses, restructuring costs, and deferred termination fee to Manager.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	September 30, 2017	September 30, 2016
Net income attributable to common stockholders	$4,147	$4,994
Plus: stock dividends payable to preferred stockholders	132	-
Plus: stock-based compensation	296	341
Plus: depreciation and amortization on real estate assets	172	-
Plus: loss on modification of debt	232	-
Plus: transaction and other expenses	-	2
Adjusted Earnings	$4,979	$5,337

	Nine months ended
	September 30, 2017	September 30, 2016
Net income attributable to common stockholders	$10,401	$11,528
Plus: stock dividends payable to preferred stockholders	503	-
Plus: stock-based compensation	1,023	828
Plus: depreciation and amortization on real estate assets	233	-
Plus: loss on modification of debt	232	-
Plus: transaction and other expenses	-	2,129
Plus: restructuring costs	-	54
Plus: deferred termination fee to Manager	-	239
Adjusted Earnings	$12,392	$14,778

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

Cash and Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Nine months ended September 30,
	2017	2016
Net income	$11,434	$11,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	(10,875)	(17,194)
Net cash provided by (used in) operating activities	559	(5,666)
Net cash used in investing activities	(89,209)	(30,359)
Net cash provided by financing activities	76,276	5,175
Change in cash and cash equivalents	$(12,374)	$(30,850)

Cash decreased $12.4 million during the nine months ended September 30, 2017 as compared to a decrease in cash of $30.9 million during the nine months ended September 30, 2016. Net cash provided by operating activities for the nine months ended September 30, 2017 was $0.6 million and net cash used in operating activities for the nine months ended September 30, 2016 was $5.7 million. The primary components of cash provided by operating activities during the nine months ended September 30, 2017 were $3.1 million of origination fees received in cash, $0.5 million of return on investment from the SL1 Venture, and the change in cash from working capital of $0.6 million, offset, in part, by net income adjusted for non-cash transactions of $3.6 million. The primary components of cash used in operating activities during the nine months ended September 30, 2016 were net income adjusted for non-cash transactions of $5.4 million and the change in cash required for working capital of $0.4 million, offset, in part, by $0.2 million of origination fees received in cash.

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 was $89.2 million and $30.4 million, respectively. For the nine months ended September 30, 2017, the cash used for investing activities consisted primarily of $111.6  million to fund investments, $10.1  million to fund other loans, $2.9 million to purchase additional interests in two of our development property investments, $4.8 million to fund capital contributions to the SL1 Venture, and a net use of $1.2 million for advancements made on behalf of the SL1 Venture, offset, in part, by $41.4 million from repayments of construction loans and other loan investments. For the nine months ended September 30, 2016, the cash used for investing activities consisted primarily of $36.5 million to fund investments, $9.2 million to fund other loans, and $1.3 million to fund capital contributions to the SL1 Venture, offset, in part, by a $7.3 million return of capital from the SL1 Venture and $9.6 million from repayments of an operating property loan investment and other loan investments.

Net cash provided by financing activities for the nine months ended September 30, 2017 totaled $76.3 million and primarily related to $108.1 million of common stock issuances, $1.8 million of cash received in connection with draws on senior loan participations on certain of our investments, and $0.4 million received upon closing of the credit facility, offset, in part, by a $20.0 million paydown of the credit facility, $1.9 million paid to repurchase certain senior loan participations, and  $11.8 million of dividends paid. For the nine months ended September 30, 2016, cash provided by financing activities totaled $5.2 million related to $17.6 million of cash received in conjunction with the sale of senior loan participations on certain of our investments, offset, in part, by $6.4 million of dividends paid, $3.2 million of stock repurchases and $2.8 million of deferred costs.

Liquidity Outlook and Capital Requirements

As of September 30, 2017, we had unrestricted cash of approximately $55.0 million, and we had remaining unfunded commitments of $247.5 million related to our investment portfolio and $4.5 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Senior Participation

On May 27, 2016, we sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to a regional commercial bank for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The outstanding balance for the Miami A Note at September 30, 2017 was $0.7 million, thus leaving $9.3 million of available funding as of September 30, 2017.

Series A Preferred Stock

On July 27, 2016, we entered into the Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018. As of September 30, 2017, we had issued 10,000 restricted shares of the Series A Preferred Stock and received $10.0 million in proceeds pursuant to the terms of the Purchase Agreement. On October 26, 2017, we issued an additional 10,000 restricted shares of the Series A Preferred Stock and received an additional $10.0 million in proceeds pursuant to the terms of the Purchase Agreement. Accordingly, as of November 6, 2017, we have $105.0 million available for issuance under the Purchase Agreement.

ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,122,618 shares of common stock at a weighted average price of $22.63, receiving net proceeds after commissions of $24.8 million. As of November 6, 2017, we have approximately $24.6 million available for issuance under the ATM Program.

Credit Facility

On July 25, 2017, we entered into a $100 million credit facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the credit facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the credit facility. Accordingly, the Company believes its availability under the credit facility will increase substantially over the next twelve months as construction on several investments in the Company’s portfolio is completed. Based on expected certificates of occupancy, the Company anticipates the ability to reach full capacity of $200 million by December 31, 2018. As of November 6, 2017, the current borrowing capacity under the credit facility is $33.3 million.

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

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from two follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017, and proceeds received from sales of shares from time to time under the ATM Program. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our ability to issue shares of Series A Preferred Stock is also subject to certain conditions as outlined in Note 10 of the accompanying interim consolidated financial statements. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of us and our subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2 to 1.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by Company mortgage loans, the borrowing base availability is the lesser of (i) 60% of the value of our mortgage loans, (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility secured by our mortgage loans to be greater than 50% of the underlying real estate assets securing our mortgage loans and (iii) for any of our mortgage loans that have been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (a) adjusted net operating income for the underlying real estate asset securing such Company mortgage loan divided by (b) an implied debt service amount to be less than 1.30 to 1.00. For loans secured by self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by self-storage properties to be greater than 65% of the value of such self-storage properties and (ii) the maximum principal amount that would not cause the ratio of (i) aggregate adjusted net operating income from all self-storage properties included in the borrowing base divided by (ii) an implied debt service coverage amount to be less than 1.30 to 1.00.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of September 30, 2017:

Contractual Obligations	2017	2018	2019	2020	2021	Total

Long-term debt obligations (1) (2)	$-	$732	$-	$-	$-	$732
Operating lease obligations	76	237	171	145	-	629
Total	$76	$969	$171	$145	$-	$1,361

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus a spread of 3.10%.

At September 30, 2017, we had $247.5 million of unfunded loan commitments related to our investment portfolio and $4.5 million related to the SL1 Venture. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At September 30, 2017, we had $2.7 million of unfunded loan commitments related to our other assets.

As of September 30, 2017, we had unrestricted cash of approximately $55.0 million.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended September 30, 2017, we declared a cash dividend to our stockholders of $0.35 per share, payable on October 13, 2017 to stockholders of record on October 2, 2017. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock (the “Liquidation Value”) for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting us after the third anniversary of the Effective Date, (ii) our ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) our failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by us to register for resale shares of Common Stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) our failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against us or any of our subsidiaries or any of our directors or executive officers relating to the violation of the securities laws, rules or regulations with respect to our business. Accrued but unpaid Cash

Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

On August 1, 2017, we declared a (i) cash distribution of $17.89 per share of Series A Preferred Stock, payable on October 13, 2017, to holders of Series A Preferred Stock of record on the close of business on October 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock, payable on October 13, 2017, to holders of Series A Preferred Stock of record on the close of business on October 1, 2017.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2017	December 31, 2016
Up 25 basis points	$(0.9)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.0	0.3

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2017	December 31, 2016
Up 25 basis points	$(2.5)	$(2.1)
Down 25 basis points	2.7	2.3

Up 50 basis points	(4.8)	(3.8)
Down 50 basis points	5.8	4.6

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2017, we were not involved in any legal proceedings.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in our Form 10-Q for the quarter ended June 30, 2017 and the risk factors contained in Part I, Item 1A of our 2016 Form 10-K, which describes the various additional risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended September 30, 2017:	Purchased	Per Share	Programs	(dollars in thousands)
July 1-July 31	-	$-	-	$6,848
August 1-August 31	-	-	-	6,848
September 1-September 30	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On September 1, 2017, William H. Mathieu, our General Counsel, returned 2,052 shares of our common stock to us in connection with the vesting of 7,500 shares of restricted stock in order to satisfy tax withholding obligations.

On September 23, 2017, Kelly P. Luttrell, our Chief Financial Officer, returned 450 shares of our common stock to us in connection with the vesting of 1,667 shares of restricted stock in order to satisfy tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)       On November 1, 2017, the Company, the Operating Company and the Manager entered into the Third Amended and Restated Management Agreement. See “Management’s Discussion and Analysis of Financial Condition—Recent Developments—Third Amended and Restated Management Agreement.”

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

Exhibit No.	Exhibit Description

10.1*	Third Amended and Restated Management Agreement, dated as of November 1, 2017, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCap Advisors, LLC.

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: November 7, 2017	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)