Form 10-K
period 2017-12-31
Jernigan Capital, Inc.
filed 2018-03-02
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36892

JERNIGAN CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1978772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6410 Poplar Avenue, Suite 650
Memphis, Tennessee	38119
(Address of principal executive offices)	(Zip Code)

(901) 567-9510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

As of June 30, 2017 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $295,838,598, based on the closing sales price per share of $22.00 as reported on the New York Stock Exchange.

On March 1, 2018, the registrant had a total of 14,431,277 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders scheduled to be held on or about May 2, 2018 are incorporated by reference into Part III of this annual report on Form 10-K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2017.

FORWARD LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to obtain certificates of occupancy at the facilities in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at historical rates;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

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

The following description of the business of Jernigan Capital, Inc. should be read in conjunction with the information included elsewhere in this annual report on Form 10-K for the year ended December 31, 2017 (“report”). Unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “Manager” refers to JCAP Advisors, LLC, a Florida limited liability company.

PART I

ITEM 1. BUSINESS

General

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within large United States metropolitan statistical areas (“MSAs”). Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities, located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up and value creation in the project. Our investments include mortgage loans typically coupled with equity interests as well as outright ownership of self-storage facilities.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are structured as loans equal to between 90% and 97% of the cost of the facility. We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We typically receive a right of first refusal (“ROFR”) to acquire the self-storage facility upon sale.

We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities. In order to adapt our investment activities to the current self-storage cycle, we have recently announced our intention to make bridge mortgage loans to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up. We anticipate that facilities refinanced by our bridge loans will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

In addition to the foregoing, during the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in our Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. Moreover, in January and February 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh development property investments. Each property is now wholly-owned by us, and the Orlando 1 and Orlando 2 properties are now fully consolidated in the accompanying consolidated financial statements.

We account for our development property investments and operating property loans at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. We intend to account for bridge loans with Profits Interest in the same way. In determining fair value, we re-value each development property investment and operating property loan each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have funded all of our on-balance sheet investments to date with the following sources of capital:

•	net proceeds from our initial public offering (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;

•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;

•

net proceeds from the issuance of our Series A Preferred Stock (the “Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P. providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018;

•	net proceeds from our follow-on public offerings of our common stock, $0.01 par value per share (“common stock”) which were consummated on December 13, 2016 and June 27, 2017;

•	net proceeds from our at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017;

•

available proceeds from our $100 million revolving credit facility with KeyBanc Capital Markets, Inc., as lead arranger, and other lenders party thereto (the “Credit Facility”), that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million; and

•

net proceeds from our public offering of 7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value per share (“Series B Preferred Stock”), which was consummated on January 26, 2018.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2017, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2017.

We are externally managed and advised by JCAP Advisors, LLC. The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both New York Stock Exchange (“NYSE”) listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 29 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (“the 1940 Act”).

Investment Strategy

We target investments in self-storage facilities primarily in the top 50 United States MSAs as delineated by the U.S. Office of Management and Budget. We believe attractive development investment and bridge loan opportunities currently exist due to:

•	consistently strong long-term self-storage industry fundamentals;

•	a current robust cycle for development of new self-storage facilities;

•	significant new supply of Generation V self-storage facilities sponsored by entrepreneurial developers who desire to refinance such facilities prior to stabilization;

•	significant demand for loans secured by self-storage facilities; and
r

•	reluctance of commercial banks and other capital providers to finance new self-storage development projects.

We seek to directly originate and structure our target investments utilizing the contacts and self-storage knowledge and experience of our Manager’s personnel, which enables us to: (1) originate broad and adaptable investments that meet the specific needs of our customers and meet our requirements for qualification as a REIT and exclusion from the definition of an investment company under the 1940 Act; (2) have direct access to our borrowers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight to our customers’ pro forma capital structures, construction budgets, projections and operational decisions; and (4) earn origination fees. We believe that direct origination of investments also provides us the opportunity to service such loans on an ongoing basis, allowing us to utilize our substantial self-storage industry expertise to better monitor and reduce the risk of loss of principal on our investments.

We possess a ROFR to purchase the underlying self-storage facility in a majority of our development property investments. Our ROFR is typically triggered when the owner of a self-storage facility obtains a firm offer for the purchase of the facility from a third party that such owner desires to accept. After receipt of notice of such offer, we typically have 10 to 15 business days to exercise our right to purchase the project at the price and on the terms set forth in the bona fide third party offer. Following our exercise of our ROFR, we typically have a 20 to 30 business day inspection period, and we may cancel our exercise of our ROFR prior to the end of such inspection period. After expiration of the inspection period, we will close the purchase of the self-storage facility. Our out-of-pocket funds to close the purchase of a facility acquired by our exercise of our ROFR will typically be the contract purchase price less mortgage debt and less any Profits Interest we have with respect to the facility. In a situation where we continue to hold the debt on the facility, our out-of-pocket funds to close would typically be approximately equal to the owner’s equity and share of profit on the sale of the facility. We expect to exercise rights of first refusal to purchase self-storage facilities we have financed, subject to our ability to obtain financing.

In addition, from time-to-time, we purchase developers’ interests in the development properties in which we have co-invested. We do not typically initiate these transactions; rather, they are usually initiated by a developer prior to the time such developer can list a project for sale to a third party, triggering our ROFR. A developer is free to offer for sale to us (but not others) the developer’s interest in a project, and we are free to accept, reject and/or negotiate any such offer. To date, developers of five projects have sold their interests to us in this manner.

The majority of investments we originate are in principal amounts ranging from $5 million to $15 million.

Target Investments

We focus primarily on originating the following types of investments:

•

Development Property Investments: These investments are intended to finance ground-up construction of self-storage facilities or major self-storage conversion or redevelopment opportunities generally in the top 50 MSAs. These investments are typically funded over a 12 to 24 month period as the developer completes the project. After an initial advance at closing under our development loan, typically between a nominal amount and 5% to 10% of our committed principal, funding of construction draws typically commences 90 to 120 days following the loan closing, subject to the timing of building permits, which sometimes can be delayed up to 180 days or more following closing. Our development investments typically have been structured as first mortgages on the development projects, with a term of 72 months, are interest-only with a fixed interest rate of 6.9% per annum, and provide us with a 49.9% Profits Interest in the borrowing entity consisting of an interest in the positive cash flows (including sale and refinancing proceeds after debt repayment) of the project. We generally provide 90% of the cost to develop and construct new development projects, with cost being inclusive of land acquisition, design and other soft costs, hard costs, a developer’s fee and operating and interest reserves designed to fund the project until it is earning enough cash flow to cover all costs, including interest on our investment.

•

Bridge Loans: These loans are intended to refinance existing Generation V facilities that are in lease-up. Proceeds from our bridge loans are for the purpose of repaying existing construction loans, returning equity to capital partners and/or funding operating losses and interest payments during lease-up. We anticipate that bridge loans will (i) be secured by a first mortgage on the financed asset(s); (ii) have terms of 5 to 7 years; (iii) bear interest at fixed rates, with the rate depending on any given bridge loan being determined based on the stage of lease-up of the financed self-storage facility; (iv) contain an equity participation, with the amount dependent on the stage of lease-up of the financed self-storage facility; and (v) be coupled with a ROFR to acquire the financed self-storage facility. As of December 31, 2017, we had not made any bridge loans. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

•

Wholly-Owned Property Investments: In connection with our development property investments and bridge loans, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to acquire a significant number of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparty. Under our development property investment documents, the developer is generally prohibited from selling the self-storage facility until the later of three years following the initial closing of our investment or two years following the facility opening for business. In 2017, our developer partner in our Orlando 1 and Orlando 2 investments offered to sell us his remaining membership interests in the limited liability companies (“LLCs”) that owned the projects such that we would own 100% of the equity interests in such LLCs, and we consummated that purchase in August 2017. In addition, our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh investments offered to sell us their remaining membership interests in the LLCs that owned those projects, and we consummated those purchases in the first quarter 2018. Our wholly-owned properties are, and we expect that for the foreseeable future they will be, managed by third-party professional managers. See “—Operations Strategy—Property Management and Operations.”

In addition to our primary focus, we occasionally and selectively will originate land loans and credit lines to facilitate a development property investment. These loans are intended for borrowers who are typically seeking short-term capital to be used in an acquisition, refinancing, recapitalization or repositioning of a given facility, portfolio or partnership interest or pursuit of development sites. These loans typically have maturities of three years or less. We will provide land loans only if secured by a first mortgage on a self-storage site that has proper zoning and an acceptable environmental condition and only to borrowers who intend to refinance such land loans with development investments made by us. We expect these loans to be an insignificant part of our business. These loans are accounted for at historical cost and are not subject to fair value adjustments.

The following table summarizes certain targeted characteristics of our investment portfolio:

		Loan-to-Cost ("LTC")/	Average
		Loan-to-Value ("LTV")	Term		Profits
	Description / Type	Range	(Years)	Funding Schedule	Interest
Development Property	•Ground-up construction	Typically at 90% LTC (1)	4-6	0-30% funded at origination;	Yes
Investments	•Major redevelopment			balance funded on 9-14 month
draw schedule

Bridge Loans	•Refinancing	Typically at 70-100% LTV	5-7	90-95% funded at origination;	Negotiated (2)
balance funded over lease-up
period

(1)	Certain development property investments may have LTC ratios in excess of 90%.
(2)	Existence and/or amount and structure of equity participation depends on LTV and stage of lease-up, among other factors.

Investment Activity

On-balance sheet investment activity

Our self-storage investments at December 31, 2017 consisted of the following:

•

Development Property Investments - We had 44 investments totaling an aggregate committed principal amount of approximately $500.1 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Included in development property investments as of December 31, 2017 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarters of 2017 and 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the second quarter of 2018.

As of December 31, 2017, the aggregate committed principal amount of our development property investments  was approximately $517.8 million and outstanding principal was $207.1 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
6/10/2015	Atlanta 1 (2)(5)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)	7,650	7,512	138	8,994

7/31/2015	New Haven (2)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889
9/30/2015	Jacksonville 1 (2)(5)	6,445	5,988	457	8,913
10/27/2015	Austin (2)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553
2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547
4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576
7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373
Total		$517,839	$207,089	$310,750	$228,233

(1)	Represents principal balance of loan gross of origination fees.
(2)

Facility had received certificate of occupancy as of December 31, 2017. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2017. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

These investments contain a higher LTC ratio and a higher interest rate, some of which interest is payment-in-kind (“PIK”) interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

(5)

During the first quarter of 2018, we purchased our partner’s 50.1% Profits Interest in these investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for information regarding these purchases.

•

Wholly-Owned Property Investment - In August 2017, we acquired 100% of the LLC membership interests in the LLCs comprising our Orlando 1 and Orlando 2 development property investments. We now own 100% of the self-storage facility located at 11920 W. Colonial Drive, Ocoee, Florida. The facility is managed by CubeSmart. In addition, during the first quarter of 2018, our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh investments offered to sell us their remaining membership interests in the LLCs that owned those projects, and we consummated those purchases in the first quarter of 2018. These self-storage facilities are located at (i) 1939 East West Parkway, Fleming Island, Florida; (ii) 5110 McGinnis Ferry Road, Alpharetta, Georgia; (iii) 340 Franklin Road Gateway SE, Marietta, Georgia; and (iv) 6400 Hamilton Avenue, Pittsburgh, Pennsylvania, respectively.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” and Note 3 to the accompanying consolidated financial statements, Investments.

•

Operating property loans - We have two term loans totaling $6.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

As of December 31, 2017, the aggregate committed principal amount of our operating property loans was approximately $6.0 million and outstanding principal was $6.0 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,447
12/22/2015	Chicago	2,502	2,500	2	2,491
	Total	$5,982	$5,980	$2	$5,938

(1)	Represents principal balance of loan gross of origination fees.

Real estate venture activity

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million (fair value of $7.7 million). In addition, as of December 31, 2017, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2017. During the year ended December 31, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the year ended December 31, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

Under the JV Agreement, we receive a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by us. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to us in an amount equal to our Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to us in an amount equal to our Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to us in an amount equal to our Percentage Interest plus 30%. However, we will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

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

As of December 31, 2017, SL1 Venture had 11 development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (3)	$13,867	$10,348	$3,519	$11,950
5/14/2015	Miami 2 (2) (3)	14,849	10,187	4,662	10,945
9/25/2015	Fort Lauderdale (2) (3)	13,230	8,955	4,275	10,216
4/15/2016	Washington DC (4)	17,269	15,698	1,571	17,600
4/29/2016	Atlanta 1 (3)	10,223	7,093	3,130	7,778
7/19/2016	Jacksonville (4)	8,127	7,131	996	10,895
7/21/2016	New Jersey	7,828	1,967	5,861	1,908
8/15/2016	Atlanta 2 (4)	8,772	7,367	1,405	8,435
8/25/2016	Denver (4)	11,032	8,690	2,342	10,280
9/28/2016	Columbia (4)	9,199	7,925	1,274	8,843
12/22/2016	Raleigh (3)	8,877	4,280	4,597	4,603
	Total	$123,273	$89,641	$33,632	$103,453

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2017. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Facility had received certificate of occupancy as of December 31, 2017. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Operations Strategy

We believe our relationship with our Manager and our ability to capitalize on its self-storage industry reputation, relationships, market knowledge and expertise provide us with substantial benefits in sourcing, underwriting and evaluating attractive investments, executing such investments quickly and effectively, and managing our assets. Under our Management Agreement, our Manager is responsible for administering our business activities and day-to-day operations, including sourcing and originating investment opportunities, providing underwriting services, processing approvals for all loans, acquisitions and other investments in our portfolio and negotiating the terms of any purchase of an investment counterparty’s interest in a self-storage facility. The Manager has an Investment Committee, currently consisting of Messrs. Jernigan and Good, that reviews all loans and other investments to determine whether they meet our investment guidelines and are otherwise appropriate for our portfolio. The following is a description of the key elements of our Manager’s business operations:

Origination

Our Manager utilizes its self-storage industry knowledge and relationships to originate a substantial majority of our investments. Six of the 17 employees of our Manager who provide services to the Company, including Messrs. Good and Jernigan, are actively engaged in the origination process. The Manager’s employees leverage contacts with self-storage facility owners, developers, national commercial real estate brokers, commercial mortgage loan brokers, financial institutions and other persons with an active presence in the self-storage industry in the United States seeking investment opportunities. Each employee of the Manager responsible for originating loans has the self-storage industry knowledge, real estate and finance expertise to determine what investment structure best meets the needs of the borrower and the optimal structure of a financing solution. We believe the self-storage industry experience, knowledge and relationships of our Manager uniquely position us to significantly grow our investment portfolio.

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

•

the proposed ownership structure, the financial strength, real estate and self-storage industry experience of the borrower’s principals, background check on principals, third party appraisal, insurance review, and environmental and engineering studies;

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

•

with respect to existing projects, the construction quality of the self-storage facility to determine future maintenance and capital expenditure requirements, stage of lease up, quality of management, rental market conditions and prevailing market cap rates;

•	historical, current and projected rental rates, occupancy levels, revenues and expenses in the sub-market, and for existing facilities, as to that facility;

•	the historical, current and projected rental rates, occupancy levels and expense levels at comparable facilities;

•

the potential for near term revenue growth and opportunity for expense reduction and increased operating efficiencies; the facility’s location, its attributes and competitive position within its market, existing competition as well as future competition;

•	the review of a mortgagee’s title status and survey;

•	the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, real estate taxes and facility casualty and liability insurance;

•	the availability of capital for refinancing by the borrower if the loan does not fully amortize; and

•	the internal rate of return.

Key factors considered in credit decisions include debt service coverage, LTV and LTC ratios, development yield, debt yield, cash equity remaining in the deal or level of cash out to the borrower, competitive set relative performance, and facility historical and projected operating performance. Key factors considered in decisions to acquire 100% of the interests in a self-storage facility include stage of lease-up, historical cash flows and current run rate cash flows relative to run rate interest income on our development property investment, leasing experience of the facility and the projected stabilized cap rate on our total investment cost. Consideration is also given to other factors such as borrower concentration, facility concentration (both by type and location), identification of repayment strategy and expected changes in market conditions.

Investment Approval Process

Our Manager applies its approval process to all proposed loans and acquisitions prior to submitting proposals to our Manager’s Investment Committee for final approval. A proposed loan or investment is analyzed and a written investment memorandum and financial summary is prepared. The memorandum includes a description of the prospective borrower and sponsor, demographic and competitive information, a description of the site and the proposed collateral and the proposed use of investment proceeds, and an analysis of favorable investment factors and key risk factors. In addition, the presentation provides information summarizing uses of proceeds, net operating income projections, development and debt yields, competitive data and coverage ratios. Where the investment involves an operating property (for example, bridge loans or outright purchases), the memorandum contains information regarding physical condition and operations. Each transaction is presented for approval to our Manager’s Investment Committee, which consists of Messrs. Jernigan and Good. All transactions require the approval of both members of our Manager’s Investment Committee. In addition, the approval of our Board of Directors is required if more than 20% of our equity, determined as of the date of such investment, will be invested in any single project.

Following the approval and closing of any transaction, our Manager’s servicing and portfolio management group provide customary loan monitoring and servicing to assure that loan approval terms have been satisfied and that they conform to the lending requirements for that particular transaction.

Loan Processing and Servicing

We service all of our development property investments, bridge loans and other loans with an internal staff employed by our Manager. Our internal staff is assisted in serving development property investments, including processing construction draw requests, by a nationally known construction consultant. The responsibilities of our loan processing and servicing team include:

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

Property Management and Operations

Our developer partners manage the ownership entity for each project they develop; however, we require each self-storage facility that is the subject of a development property investment or bridge loan to be managed operationally by a professional self-storage manager, which we define as a manager who (i) has a presence on the first page of Google in the facility’s market, (ii) runs a professional and adequately staffed call center, and (iii) maintains a state-of-the-art revenue management function staffed by experienced professionals and utilizes the most current technology. We also utilize professional managers for all wholly-owned self-storage facilities. We believe the benefits to us of professional third-party management include:

•	national branding of our facilities providing enhanced marketing and top tier internet presence;

•	significant economies of scale that reduce operating and G&A expense;

•	sophisticated revenue management that optimizes profitability;

•	access to state-of-the-art accounting and information systems that enhance reporting; and

•	continuous exposure to latest management trends and thoughtful leadership in the self-storage sector that benefits our relationships with our customers.

As of December 31, 2017, the developers of 53 out of our 56 development property investments (including those made by our SL1 Venture) have selected CubeSmart as the third-party manager. Two developers selected Life Storage and one developer, who is a National Storage Affiliate participating regional operator, manages its own facility.

Once a self-storage facility opens for business, we monitor operational data. We are granted full access to the third-party manager’s property accounting system with respect to the self-storage facilities such manager manages for us. Our internal investment management team, consisting of our President and Chief Operating Officer, Vice President of Investment Management, one of our Directors of Business Development and our Property Compliance Analyst, regularly reviews operating and financial information about our facilities, including summary rental experience reports, facility leasing dashboards, monthly profit and loss reports and other relevant information. In addition, we have a consulting relationship with a former chief operating officer of a large self-storage REIT pursuant to which he from time to time assists our team in reviewing property operations and makes suggestions for improvements. We share pertinent information with our developers to assist them with solid management practices. We believe that active oversight of property operations is essential to protecting our invested capital, collaborating with our developer partners to optimize profitability, holding our third-party managers accountable for performance and ensuring timely management decisions that maximize the value of our investments.

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

Relationship with Our Manager

On April 1, 2015, we entered into a management agreement with our Manager (as amended, the “Management Agreement”). Pursuant to the terms of the Management Agreement, our Manager is responsible for (a) our day-to-day operations, (b) determining investment criteria and strategy in conjunction with our Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring our portfolio investments, and (d) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with our investment guidelines, investment strategy, and financing strategy.

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

The Internalization Price paid to the Manager in any Internalization Transaction will be payable by the Operating Company in the number of units of limited liability company interests (“OC Units”) of the Operating Company equal to the Internalization Price, divided by the volume-weighted average of the Company’s closing market price of the common stock for the ten consecutive trading days immediately preceding the date with respect to which value must be determined. However, if our common stock is not traded on a national securities exchange at the time of closing of any Internalization Transaction, then the number of OC Units shall be determined by agreement between our Board of Directors and the Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of our common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with Accounting Standards Codification (“ASC”) 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, we recognized the lowest aggregate amount within the range of outcomes. Accordingly, we estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, we ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, we recorded no expense, $0.2 million and $0.5 million of expense for the deferred termination fee for the years ended December 31, 2017, 2016 and 2015, respectively.

On April 1, 2017, we, the Operating Company and the Manager entered into a Second Amended and Restated Management Agreement to modify the manner in which certain expenses incurred by the Manager are accounted for and paid by us. Under the Amended and Restated Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for our investments, and we agree to reimburse the Manager for costs and expenses incurred in connection with these services. The Second Amended and Restated Management Agreement now provides that expenses incurred by the Manager are reimbursable to the Manager by us only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by us will be reduced dollar-for-dollar by the amount of any such payment or reimbursement.

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

Under the Third Amended and Restated Management Agreement, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that we have not yet acquired). The Third Amended and Restated Management Agreement clarifies that in addition to certain previously agreed upon adjustments, with respect to any self-storage facility acquired by us with respect to which we had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser mutually agreed to by us and the Manager who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any one of our loans secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of our unrealized gain on account of our acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

The initial term of the Management Agreement will expire on March 31, 2020, with up to a maximum of three, one-year extensions that end on March 31, 2023. Our independent directors will review the Manager’s performance annually. Following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) the Manager’s unsatisfactory performance that is materially detrimental to the Company; or (b) we determine that the management fees payable to the Manager are not fair, subject to the Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of the independent directors. We are required to provide our Manager with 180 days’ prior notice of such a termination. Upon such a termination, we will pay the Manager a Termination Fee except as provided below.

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

If the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the 1940 Act, then we shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) the offer price, which will be based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA” annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on our achieved total annual return, and (b) our equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on our achieved total return (the Internalization Price). Any Termination Fee will be payable by the Operating Company in cash.

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

The Amended and Restated Management Agreement provides for the Manager to earn a base management fee and an incentive fee. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Amended and Restated Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Amended and Restated Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $3.0 million, $3.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Management Fees

As of December 31, 2017, the Company did not have any employees. As a result, we are relying on the properties, resources and personnel of the Manager to conduct operations. Pursuant to the Management Agreement, we pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the our equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that we pay to repurchase our common stock since inception, provided that if our retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable independent of the performance of our portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $3.5 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, we had outstanding fees due to Manager of $1.5 million and $1.0 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of our common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of our common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the our common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that we foreclose on any facilities underlying our target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors. Going forward, “Core Earnings” will be calculated based on the new formulation set forth in the Third Amended and Restated Management Agreement, which the Company, the Operating Company and the Manager entered into on November 1, 2017.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager has not earned an incentive fee for any quarter in the years ended December 31, 2017, 2016 and 2015.

Competition

Our net income depends, in part, on our ability to make loans and acquire facilities at favorable spreads over our cost of capital. In originating or acquiring our target investments, we may compete to a limited degree with other self-storage REITs, primarily including four publicly-traded self-storage REITs (Public Storage, Extra-Space Storage, CubeSmart and Life Storage, Inc.), and, with respect to financing transactions, to a greater degree with other commercial mortgage REITs, specialty finance companies, such as business development companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

In the face of this competition, we have access to our Manager’s professionals and their self-storage industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. This expertise enables us to compete more effectively for attractive investment opportunities. Moreover, we believe many traditional institutional debt investors do not possess the self-storage industry knowledge or experience to appropriately assess the riskiness of loans secured by self-storage facilities, and, accordingly, such investors may not compete effectively on pricing and terms for self-storage investments our Manager originates. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors— We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities”.

Employees

We have no employees and are managed by our Manager pursuant to our Management Agreement. Our Manager currently has 17 officers and employees who provide services to the Company. Our executive officers, comprised of our Chief Executive Officer (“CEO”), President and Chief Operating Officer (“COO”), and Senior Vice President, Chief Financial Officer and Treasurer (“CFO”), are owners and/or employees of our Manager.

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

RISKS RELATED TO OUR BUSINESS AND INVESTMENTS

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we are not able to retain significant earnings to fund future capital needs, including our investments in self-storage facilities, and must rely largely on third-party sources to fund our capital needs. In addition, we have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders. As a result, we are dependent on our Credit Facility, our ability to issue shares of our Series A Preferred Stock and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends, in part, on:

•	general market conditions;

•	the market’s perception of our financial strength and growth potential;

u
	•	our debt levels;

u
	•	our earnings and expected earnings;

•	our cash flows and cash distributions; and

•	the market price per share of our common stock.

If we are unable to obtain capital from third-party sources, we may not be able to fund the obligations in our portfolio or make the cash distributions to our stockholders at current levels, as required by our preferred stock or necessary to maintain our qualification as a REIT.

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

While we intend to diversify our portfolio of investments within the self-storage market, we are not required to observe specific diversification criteria. Our investment portfolio consists primarily of loans on self-storage facilities, which subject us to risks inherent in investments for a single industry. An over-supply of or decrease in the demand for self-storage units would likely have a greater adverse effect on our revenues than if we owned a more diversified investment portfolio. Over-supply can occur when developers over-build the self-storage needs of a particular market or sub-market. Demand for self-storage units has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self-storage facilities in an area. To the extent that any of these conditions occur, they are likely to have a negative impact on the value of our investments, which could cause a decrease in our revenue. Any such decrease could impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self-storage-related investments.

Substantially all of our portfolio investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Substantially all of our portfolio investments are, and will continue to be, in the form of loans and positions or securities that are recorded at fair value and are not publicly traded. Personnel employed by our Manager will perform valuations of our investments in consultation with professionals who provide advice as to methodology and data validity. That said, such personnel employed by our Manager are not valuation experts. The fair value of securities and other investments that are not publicly traded may be difficult to determine and may involve substantial judgment on the part of our Manager. We will value these investments quarterly at fair value, which likely will include use of and reliance on inputs that do not involve market quotations or other objective, transparent or observable characteristics. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors which might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, our borrowers’ earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), exit date, prevailing cap rates for self-storage properties, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the fair value of our investments significantly decreases from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

If our Manager overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.

Our Manager values our potential investments based on yields and risks, taking into account estimated future losses on the mortgage loans and the collateral underlying them and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, each of which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the interest rates and other yield on our investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our assets or our indebtedness. Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in reduced net interest income and, possibly, operating losses for us. Changes in the level of interest rates also may affect our ability to originate and close debt investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

As of December 31, 2017, we had $732,000 of floating-rate indebtedness, none of which was outstanding under the Credit Facility. Further, all future borrowings under the Credit Facility are subject to floating rates. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

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

The Credit Facility is secured by substantially all of our development investments.

Further, the Credit Facility is secured by substantially all of our development investments that have achieved a certificate of occupancy. If we are unable to repay or refinance the Credit Facility upon maturity or otherwise have an event of default under the Credit Facility, then the assets securing the Credit Facility could be foreclosed upon, or we might be forced to dispose of some of our assets on disadvantageous terms, with a consequent loss of income and asset value. A foreclosure or disadvantageous disposal on one or more of our assets could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our common stock.

We may be unable to make distributions at historical levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our Board of Directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. In addition, we are required to pay to the holders of our Series A Preferred Stock, a quarterly dividend in cash and in additional shares of Series A Preferred Stock or shares of our common stock, at the election of the holders of the Series A Preferred Stock. We are also required to pay quarterly cash distributions to the holders of our Series B Preferred Stock. The quarterly dividends payable to the holders of our Series A Preferred Stock and the Series B Preferred Stock rank senior to the rights of our common stock with respect to distributions. If sufficient cash is not available for distribution from our operations, we may have to fund distributions from working capital, borrow to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

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

A number of entities compete with us to make the types of investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for originations of and investments in our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We face risks associated with property acquisitions.

In connection with our development property investments and bridge loans, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. In addition, from time-to-time, our developer partners offer to sell us their interests in projects we finance, providing us the opportunity to be the sole owner of such projects. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to acquire a significant number of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our developer partners.

Those acquisitions that we consummate would increase our size and may potentially alter our capital structure. Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that acquired properties may fail to perform as expected or we may not be able to acquire properties we wish to because we are unable to obtain financing on attractive terms, or at all. The failure to make such acquisitions or the failure of acquisitions to perform as expected could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

The JV Agreement contains a “put” provision with respect to certain development property investments, the exercise of which could require us to expend significant capital to reacquire development property investments at a time when such capital might not be readily available, which could materially adversely affect our financial condition, liquidity and results of operations.

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

The JV Agreement provides that if we experience a change in control, which is defined as (i) the sale of all or substantially all of our assets (excluding the assets of the SL1 Venture), (ii) any merger, reorganization, share exchange, recapitalization, restructuring, or consolidation or similar transaction, which would result in a change in ownership of more than a majority of our outstanding common stock,(iii) the acquisition by any person of an aggregate of a majority of the beneficial ownership of our common stock unless current directors or directors who are selected, nominated or approved by our current directors or future approved directors continue to comprise a majority of the Board of Directors of the Company following such acquisition, (iv) the replacement of a majority of our current directors or directors who are selected, nominated or approved by our current directors or future approved directors, (v) the de-registration of our common stock, or (vi) our bankruptcy or insolvency, then Heitman may either remove and replace us as managing member of the SL1 Venture or cause the SL1 Venture to sell all of its assets. If we are removed as managing member of the SL1 Venture, then the relationship between the SL1 Venture and the developer/borrowers under the development property investments held by the SL1 Venture could be adversely affected, prompting such developer/borrowers to prematurely sell assets at less than optimal value. Further, if we are removed as the managing member upon an event of default (as defined in the JV Agreement) or a change in control, we will lose any reimbursement or fees earned during or attributable to the period prior to our removal and we only will be entitled to promote distributions, if any, based on the fair market value of the assets as of the date of our removal. The sale of assets of the SL1 Venture at a time prior to the Developer Equity Interests underlying the development property investments fully maturing could have a material adverse effect on us.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the SL1 Venture, which may materially impact our ability to control our development property investments and operate our business.

Under the JV Agreement, Heitman has the right to approve all “Major Decisions” of the SL1 Venture. These “Major Decisions” include, but are not limited to, the incurrence of any indebtedness by the SL1 Venture, the sale or disposition of assets of the SL1 Venture, the replacement of the managing member, the acceptance of new members into the SL1 Venture and the liquidation of the SL1 Venture. This right to approve all Major Decisions may impact our ability to acquire or dispose of the assets in the SL1 Venture, make other critical investment decisions to maximize the value of the assets in the Heitman Joint Activity, or close on other attractive investment opportunities. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans and strategies with respect to expansion, development, property management, on-going operations, financing, or other aspects of our business.

The lack of liquidity in our investments may adversely affect our business.

The illiquidity of our target investments may make it difficult for us to sell such investments if the need or desire arises. A majority of our investments involve loans to finance new construction, which are particularly illiquid due to their potential unsuitability for securitization, the lack of current income from the underlying property and the greater difficulty of recovery in the event of a borrower’s default. In addition, most of the loans in which we invest will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. Further, investments in real estate are generally illiquid and cannot be sold quickly. In particular, the tax laws applicable to REITs also generally require that we hold real estate for investment. As a result, we expect most of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Hedging against interest rate exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and debt incurred and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We own and in the future may own more commercial real estate directly as a result of a default of mortgage or other real estate-related loans or the acquisition of real estate assets from our development borrowers or otherwise. Real estate investments are subject to various risks, including:

•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and market conditions;

•

changes in governmental laws and regulations, including the Americans with Disabilities Act, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	costs of remediation and liabilities associated with unforeseen environmental conditions;

•	vacancies or changes in market rents for self-storage space;

•	inability to collect rent from customers;

•	increased operating costs, including maintenance, insurance premiums, and real estate taxes; and

•	the potential for uninsured or under-insured property losses.

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

Acquired properties may expose us to unknown liabilities, which could materially and adversely affect us.

We may acquire self-storage facilities subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Unknown liabilities with respect to acquired properties may include, but are not limited to, liabilities for cleanup of undisclosed environmental contamination, liabilities for failure to comply with the applicable terms and conditions of government housing assistance programs, liabilities for failure to comply with fire, health, life‑safety and similar regulations, claims by residents, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. If a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it and may lose some or all of our invested capital in the property, as well as the loss of rental income from that property, which could materially and adversely affect us.

The revenues from our wholly-owned properties are dependent on the ability of our third-party property managers to successfully manage those properties.

Each of our wholly-owned properties is, and we expect for the foreseeable future will be, managed by a third-party property manager. We do not control these third-party property managers, and are accordingly subject to various risks associated with outsourcing the management of day-to-day activities. Our revenues from our wholly-owned properties are dependent on the ability of the third-party property manager of each wholly-owned property to successfully manage the property. Such third-party property managers generally compete with other companies in the management of properties, including competing in, among other things, the quality of care provided, reputation, physical appearance of the property, and price and location. The inability of one of our third-party property managers to successfully compete with other companies in one or more of the foregoing areas could reduce the revenues from our wholly-owned properties, which could adversely impact our business, results of operations and financial condition. Additionally, because we do not control our third-party property managers, the occurrence of adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact our revenues from our wholly-owned properties. We may be unable to anticipate such adverse events or properly assess their magnitude.

Liabilities relating to environmental matters may impact the value of self-storage facilities that we may acquire.

While we preform customary environmental due diligence on all of our investments, and while we seek reasonable assurances from our developers about environmental issues, we may be subject to environmental liabilities arising from self-storage facilities that we acquire. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

The presence of hazardous substances on a property may adversely affect our ability to sell the property that we own and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

A cybersecurity incident and other technology disruptions could result in a violation of law or negatively impact our reputation and relationships with our developers or property managers, any of which could have a material adverse effect on our results of operations and our financial condition.

Information and security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. We use computers in substantially all aspects of our business operations, and we also use mobile devices and other online activities to connect with our employees, our developers and our third-party property managers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including developers’, third-party property managers’, suppliers’ and employees’ personally identifiable information and financial and strategic information about us.

If we fail to assess and identify cybersecurity risks associated with our operations, we may become increasingly vulnerable to such risks. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our suppliers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our suppliers to entirely mitigate this risk. Further, in the future we may be required to expend additional resources to continue to enhance information security measures and/or to investigate and remediate any information security vulnerabilities. We can provide no assurances that the measures we have implemented to prevent security breaches and cyber incidents will be effective in the event of a cyber-attack.

The theft, destruction, loss, misappropriation or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third-parties on which we rely, could result in business disruption, negative publicity, violation of privacy laws, loss of tenants, potential liability and competitive disadvantage, any of which could result in a material adverse effect on financial condition or results of operations.

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

In the course of our investing activities, we pay base management fees to our Manager and reimburse our Manager for all expenses it incurs except the salaries and bonuses of our Manager’s chief executive officer, and chief financial officer and a portion of the salary of our president and chief operating officer, regardless of the performance of our investment portfolio. The Manager may, at its option, elect not to seek reimbursement for certain expenses during a quarterly period, which determination shall not be deemed to construe a waiver of reimbursement for similar expenses in future periods. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Because we pay a base management fee and reimburse expenses regardless of how our portfolio performs, our Manager’s interests may be less aligned with our stockholders’ interests than if we were internally managed and our management team was compensated largely based on performance.

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

We currently do not have any employees and rely completely on our Manager to provide us with investment advisory services. Our executive officers also serve as officers of our Manager. Our Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. We pay our Manager substantial base management fees regardless of the performance of our investment portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. This in turn could hurt both our ability to make distributions to our stockholders and the market price of our common stock.

Terminating the Management Agreement for unsatisfactory performance of the Manager or electing not to renew the Management Agreement may be difficult and terminating the agreement in certain circumstances requires payment of a substantial termination fee.

The Management Agreement may not be terminated by us during its initial five-year term except for cause. After the initial term, termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days’ prior notice of any such termination. Additionally, upon such a termination, the Management Agreement provides that we will pay our Manager a termination fee equal to the greater of three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24-month period before such termination, calculated as of the end of the most recently completed fiscal quarter, or the internalization price that would be payable pursuant to the formula set forth in our Management Agreement. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause. See “Item 1—Relationship with our Manager”.

The incentive fee payable to our Manager under the Management Agreement may cause our Manager to select investments in more risky assets to increase its incentive compensation and the price it would receive upon internalization of our Manager.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Moreover, to the extent such higher incentive compensation increases the EBITDA of our Manager, the internalization sale price described in our Management Agreement increases by a multiple of such increased EBITDA. Investments with higher yield potential are generally riskier or more speculative, and a focus on these higher yielding investments could result in increased risk of loss of value of our investment portfolio. See “Item 1—Relationship with our Manager—Incentive Fees”.

If we internalize the advisory and management services provided by our Manager, we will become exposed to new costs and risks.

If we internalize the advisory and management services provided by our Manager, we will become exposed to new costs and risks. For example, while we would no longer bear the external costs of the management fee paid to our Manager if we become self-advised, our direct overhead may increase, as we would be responsible for compensation and benefits of our officers and other employees that were previously paid by our Manager. As a direct employer, we would also be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Accordingly, if we internalize the advisory and management services provided by our Manager, our financial condition and operating results may be adversely affected.

We may choose not to exercise our right under the Management Agreement to internalize our Manager. If we choose not to internalize or we are unable to complete an internalization transaction, our business and growth could be negatively affected and we may still be obligated to pay a termination fee upon termination of the Management Agreement.

Pursuant to the Management Agreement, our Manager is obligated to present to us an initial proposal to internalize our Manager no later than 180 days prior to the end of the initial term of the Management Agreement. If an internalization of our Manager has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Company is required to internalize the Manager to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by our Operating Company in exchange for the internalization price. Any proposal from our Manager will be the subject of definitive documentation and negotiation between us and our Manager to conclude an internalization transaction, which could adversely affect our business and growth. If we choose not to internalize our Manager and not to renew the Management Agreement or we terminate the Management Agreement at any time after the initial term other than for cause, we will be obligated to pay our Manager a termination fee equal to the greater of (A) three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (B) the Internalization Price. If we internalize our Manager automatically following the expiration of the last renewal term, we will pay an internalization price equal to the termination fee. In addition, if we choose not to internalize and terminate our Management Agreement, we would be required to identify and retain new management, which would be costly, disrupt our business and have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

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

RISKS RELATED TO OUR COMMON AND PREFERRED STOCK

The market price of our common stock may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

p
	•	loss of a major funding source, or inability to access debt or equity capital;

p
	•	future issuances of our Series A Preferred Stock or other preferred stock;

•	actual or anticipated accounting problems;

•	publication of research reports about us, the self-storage sector or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any indebtedness we incur in the future;

•	additions to or departures of our Manager’s key personnel;

•	speculation in the press or investment community;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exemption from the 1940 Act;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

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

We have been and may continue to be unable to generate sufficient cash flows from our operations to make distributions to our stockholders at any time in the future.

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

As of December 31, 2017, we had 40,000 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of $40.0 million, with the ability to issue up to an aggregate of $125.0 million of Series A Preferred Stock. In addition, in February 2018, we issued an additional 20,000 shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to a quarterly distribution payable in cash and in either additional shares of Series A Preferred Stock or shares of our common stock, at the holders’ election, as well as a cash premium upon the occurrence of certain triggering events. The Series A Preferred Stock ranks senior to our common stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up. As a result, distributions on the Series A Preferred Stock may limit our ability to make distributions to holders of our common stock. Further, upon our liquidation, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to the greater of $1,000 per share, plus all accumulated but unpaid dividends thereon to, but not including, the date of any liquidation or the amount that would be paid on such date in the event of a redemption following a change of control. Holders of shares of our common stock bear the risk that our future issuances of equity securities, including additional shares of our Series A Preferred Stock and/or shares of our common stock as quarterly dividend payments to the holders of our Series A Preferred Stock, will dilute the ownership interest of existing holders of our common stock, and may negatively affect our results of operations and the trading price of our common stock.

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

The rights of our common stockholders are limited by and subordinate to the rights of the holders of Series A Preferred Stock and Series B Preferred Stock and these rights may have a negative effect on the value of shares of our common stock.

The holders of shares of our Series A Preferred Stock and Series B Preferred Stock have rights and preferences generally senior to those of the holders of our common stock. The existence of these senior rights and preferences may have a negative effect on the value of shares of our common stock. These rights are more fully set forth in the articles supplementary governing our Series A Preferred Stock and Series B Preferred Stock, and include, but are not limited to: (i) the right to receive a liquidation preference, prior to any distribution of our assets to the holders of our common stock; and (ii) the right to convert into shares of our common stock upon the occurrence of a Change of Control (as defined in the articles supplementary governing the respective series of preferred stock), which may be adjusted as set forth therein. In addition, the Series A Preferred Stock and the Series B Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock.

Mandatory redemption of our Series A Preferred Stock upon the occurrence of certain future events, including a change of control, may require us to make substantial payments to the holders of our Series A Preferred Stock, which may limit our ability to pay distributions to the holders of our common stock and Series B Preferred Stock in the future or to effect a special redemption at our option of the Series B Preferred Stock, even if such events constitute a change of control under the terms of the Series B Preferred Stock.

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

The redemption of our Series A Preferred Stock may require us to make substantial payments to the holders of our Series A Preferred Stock, which would limit our ability to pay distributions to holders of our common stock and Series B Preferred Stock and may materially and adversely affect our ability to fund our investment portfolio. The payment of the redemption price to holders of the Series A Preferred Stock may limit our ability to effect a special redemption at our option of the Series B Preferred Stock or adversely affect the market value of the common stock.

The change of control conversion feature of our Series B Preferred Stock and the change of control redemption feature of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control as defined in the articles supplementary defining the terms of our Series B Preferred Stock, holders of our Series B Preferred Stock will have the right, subject to certain limitations, to convert some or all of their Series B Preferred Stock into our common stock (or equivalent value of alternative consideration). The Change of Control conversion features of our Series B Preferred Stock, as well as the mandatory redemption option conferred to holders of our Series A Preferred Stock upon certain events constituting a change of control under the Series A Preferred Stock, may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

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

The Maryland General Corporation Law (the “MGCL”) prohibits certain business combinations, which may make it more difficult for us to be acquired.

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

•

our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange. All other matters are subject to the discretion of our Board of Directors.

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

The MGCL provides that a director has no liability in such capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. A director who performs his or her duties in accordance with the foregoing standards should not be liable to us or any other person for failure to discharge his or her obligations as a director.

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

In addition, on December 22, 2017, legislation informally titled the Tax Cuts and Jobs Act was signed into law by the U.S. President. Although we are not aware of any provision in the final tax reform legislation or any pending tax legislation that would adversely affect our ability to operate as a REIT, new legislation, as well as new regulations, administrative interpretations, or court decisions may be introduced, enacted, or promulgated from time to time, that could change the tax laws or interpretations of the tax laws regarding qualification as a REIT, or the federal income tax consequences of that qualification, in a manner that is adverse to our stockholders. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 25% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the gross value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis.

TRSs that we may form will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will monitor the aggregate value of the securities of any TRSs we form and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generates taxable income in excess of economic income or in advance of the corresponding cash flow from the assets (referred to as “phantom income”). Furthermore, if we own an equity interest in an entity treated as a partnership for federal income tax purposes (or are treated as owning such an interest for federal income tax purposes), we may be required to include taxable income without a corresponding cash distribution from such entity. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

Also, our investment structures may consist of a mortgage loan or mortgage loans as well as a profits or other equity interest in the borrower. It is possible the IRS could disagree with the amount of our investment that we allocate to the mortgage loan or loans (or between such loans) and the profits or other equity interest. If the IRS successfully allocated less of our investment to the mortgage loan or loans, it is possible such allocation could result in an increased amount of OID with respect to such loans. As described above, the OID could generate phantom income.

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

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

As of the date of this Annual Report, we own fee simple interests in the five self-storage facilities listed in the table below. We acquire fee simple interests in self-storage facilities by purchasing equity interests from our developer partners in our development investments or through the exercise of ROFRs. Ownership of the following facilities has been acquired by purchasing interests from developer partners.

				Occupancy
		Number of	Total Rentable	as of
MSA	Date Acquired (1)	Units	Square Feet	December 31, 2017
Orlando 1/2	8/9/2017	648	93,965	69.8%
Jacksonville 1 (2)	1/10/2018	526	59,848	80.9%
Atlanta 1 (2)	2/2/2018	691	71,743	63.1%
Atlanta 2 (2)	2/2/2018	727	66,137	69.6%
Pittsburgh (2)	2/20/2018	584	48,024	19.9%
Total/Average		3,176	339,717	60.7%

(1)	Refers to the date we acquired our developer partners’ 50.1% interests in the applicable property owning entity.
(2)

Property is not consolidated in our accompanying consolidated financial statements for the year ended December 31, 2017 because we acquired our developer partner’s interest subsequent to December 31, 2017.

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

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE under the symbol “JCAP” on March 27, 2015. On March 1, 2018, the closing sales price for our common stock on the NYSE was $16.86 per share, and there were nine registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company and which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

The following table presents the high and low sales prices per share of our common stock for the applicable periods:

			Cash Dividends
			Declared Per Share of
2017:	High	Low	Common Stock
First quarter	$23.34	$19.82	$0.35	(1)
Second quarter	$24.89	$21.42	$0.35	(2)
Third quarter	$22.60	$18.55	$0.35	(3)
Fourth quarter	$21.74	$18.80	$0.35	(4)

2016:
First quarter	$16.90	$12.58	$0.35	(5)
Second quarter	$15.80	$10.10	$0.35	(6)
Third quarter	$19.62	$13.71	$0.35	(7)
Fourth quarter	$22.02	$16.03	$0.35	(8)

(1)	On March 7, 2017, we declared a cash dividend of $0.35 per share of our common stock, payable on April 14, 2017 to our common stockholders of record on April 3, 2017.
(2)	On May 3, 2017, we declared a cash dividend of $0.35 per share of our common stock, payable on July 14, 2017 to our common stockholders of record on July 3, 2017.
(3)	On August 1, 2017, we declared a cash dividend of $0.35 per share of our common stock, payable on October 13, 2017 to our common stockholders of record on October 2, 2017.
(4)	On November 1, 2017, we declared a cash dividend of $0.35 per share of our common stock, payable on January 12, 2018 to our common stockholders of record on January 2, 2018.
(5)	On March 10, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on April 15, 2016 to our common stockholders of record on April 1, 2016.
(6)	On May 20, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on July 15, 2016 to our common stockholders of record on July 1, 2016.
(7)	On September 2, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on October 14, 2016 to our common stockholders of record on October 1, 2016.
(8)	On November 2, 2016, we declared a cash dividend of $0.35 per common share of our common stock, payable on January 13, 2017 to our common stockholders of record on January 3, 2017.

Dividends

Dividends on common stock

Since our IPO, we have paid a regular quarterly dividend as set forth above in “Market Information.” U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. For the year ended December 31, 2017, the characterization of dividends was approximately 8.81% ordinary income and 91.19% return of capital. During the year ended December 31, 2016, there was no taxable income. Consequently, 100% of our dividends paid with respect to the year ended December 31, 2016 was a return of capital. We intend to continue to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors.

We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service or other debt payable, and covenants in any credit agreement we may execute in the future may restrict or eliminate our ability to pay dividends. If our cash available for distribution is less than our net taxable income, we could be required to use remaining common stock offering net proceeds, issue more common stock or more Series A Preferred Stock, issue shares of other series of preferred stock that may be designated by our Board of Directors, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Dividends on Series A Preferred Stock

On July 27, 2016 (the “Effective Date”), we entered into the Purchase Agreement relating to the issuance and sale, from time to time until the second anniversary of the Effective Date, of up to $125 million in shares of our Series A Preferred Stock at a price of $1,000 per share (the “Liquidation Value”). Holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value per share of Series A Preferred Stock for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of our common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Series A Articles Supplementary”). For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay a Series A Aggregate Stock Dividend equal to $2,125,000, or the Series A Target Stock Dividend. For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Series A Aggregate Stock Dividend for all periods after December 31, 2017 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted), or the Series A Computed Stock Dividend, and will declare and pay for such quarter a Series A Aggregate Stock Dividend equal to the greater of the Series A Target Stock Dividend or the Series A Computed Stock Dividend minus the sum of all Series A Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2017 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Series A Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of our common stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the SEC against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to our business. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

Distributions on our Series A Preferred Stock for the year ended December 31, 2017 were taxable as ordinary income.

Dividends on Series B Preferred Stock

On January 26, 2018, we issued 1,500,000 shares of Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, when, as and if authorized by our Board of Directors and declared by us, out of funds legally available for the payment of dividends under Maryland law, cumulative cash dividends from, and including, the original issue date quarterly in arrears on the fifteenth (15th) day of January, April, July and October of each year (or if not a business day, on the immediately preceding business day) (each, a “dividend payment date”). These cumulative cash dividends will accrue on the liquidation preference amount of $25.00 per share at a rate per annum equal to 7.00% with respect to each dividend period from and including the original issue date (equivalent to an annual rate of  $1.7500 per share) from the date of issuance of such Series B Preferred Stock. Dividends will be payable to holders of record as of 5:00 p.m., New York City time, on the related record date. The record dates for the Series B Preferred Stock are the close of business on the first (1st) day of January, April, July or October immediately preceding the relevant dividend payment date (each, a “dividend record date”). If any dividend record date falls on any day other than a business day as defined in the Series B Articles Supplementary, the dividend record date shall be the immediately succeeding business day.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock against the Russell 2000 Index and the SNL U.S. Finance REIT Index, a peer group index, from March 27, 2015 (the date which our shares began trading in connection with our IPO) to December 31, 2017. The graph assumes that $100 was invested on March 27, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
	3/27/2015	6/30/2015	9/30/2015	12/31/2015	3/31/2016	6/30/2016	9/30/2016	12/31/2016	3/31/2017	6/30/2017	9/30/2017	12/31/2017
JCAP	$100.00	$100.05	$89.17	$78.01	$83.37	$76.31	$106.88	$119.29	$132.55	$128.59	$122.16	$115.09
Russell 2000 Index	$100.00	$101.43	$89.35	$92.56	$91.15	$94.61	$103.17	$112.28	$115.05	$117.88	$124.56	$128.72
SNL U.S. Finance REIT Index	$100.00	$93.32	$90.40	$89.25	$93.00	$102.44	$107.52	$109.94	$121.55	$127.58	$131.80	$128.28

Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

During the three months ended December 31, 2017, we issued an aggregate of 30,000 restricted shares of Series A Preferred Stock to two funds managed by Highland Capital Management, L.P. pursuant to the terms of the Purchase Agreement. The issuance of the Series A Preferred

Stock was effected in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Repurchases of Common Stock

The following table provides information about repurchases of our common shares during the three months ended December 31, 2017:

				Maximum Dollar
			Total Number of	Value
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
	Purchased	Per Share	Programs	(dollars in thousands)
October 1 - October 31	-	$-	-	$6,848
November 1 - November 30	-	-	-	6,848
December 1 - December 31	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

JERNIGAN CAPITAL, INC.

SELECTED FINANCIAL DATA

(dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Operating Data:
Total revenues	12,191	6,532	1,743
Total operating expenses	(10,048)	(9,684)	(5,705)
Equity in earnings from unconsolidated real estate venture	2,263	1,278	-
Change in fair value of investments	10,804	18,370	872
Interest expense	(1,053)	(559)	-
Loss on modification of debt	(232)	-	-
Other interest income	634	80	147
Net income (loss)	14,559	16,017	(2,943)
Net income attributable to preferred stockholders	(1,456)	(996)	-
Net income (loss) attributable to common stockholders	$13,103	$15,021	$(2,943)

Basic earnings (loss) per share attributable to common stockholders	$1.10	$2.42	$(0.69)
Diluted earnings (loss) per share attributable to common stockholders	$1.10	$2.42	$(0.69)
Weighted average shares outstanding - basic	11,735,455	6,060,100	4,504,356
Weighted average shares outstanding - diluted	11,908,512	6,212,648	4,504,356

Dividends declared per share of stock	$1.40	$1.40	$1.05

Balance Sheet Data:
Cash and cash equivalents	$46,977	$67,373	$43,859
Development property investments at fair value	228,233	95,102	40,222
Operating property loans at fair value	5,938	9,905	19,600
Self-storage real estate owned, net	15,355	-	-
Investment in and advances to real estate venture	13,856	5,373	-
Total assets	314,634	192,779	105,427
Senior loan participations	718	18,582	-
Secured revolving credit facility	-	-	-
Total liabilities	8,814	24,417	3,663
Total equity	305,820	168,362	101,764

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within large United States MSAs. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities, located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up and value creation in the project. Our investments include mortgage loans typically coupled with equity interests as well as outright ownership of self-storage facilities.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are structured as loans equal to between 90% and 97% of the cost of the facility. We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We typically receive a ROFR to acquire the self-storage facility upon sale.

We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities. In order to adapt our investment activities to the current self-storage cycle, we have recently announced our intention to make bridge mortgage loans to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up. We anticipate that facilities refinanced by our bridge loans will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. See “– Recent Developments.”

In addition to the foregoing, during the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in our Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. Moreover, in January and February 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh development property investments. Each property is now wholly-owned by us, and the Orlando 1 and Orlando 2 properties are now fully consolidated in the accompanying consolidated financial statements.

We account for our development property investments and operating property loans at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. We intend to account for bridge loans with Profits Interest in the same way. In determining fair value, we re-value each development property investment and operating property loan each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have funded all of our on-balance sheet investments to date with the following sources of capital:

•	net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015;
•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;
•

net proceeds from the issuance of our Series A Preferred Stock pursuant to a Stock Purchase Agreement between us and funds managed by Highland Capital Management, L.P., providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018;

•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017;
•	net proceeds from the ATM Program which we commenced on April 5, 2017;
•	available proceeds from our $100 million Credit Facility, that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million; and
•	net proceeds from our public offering of Series B Preferred Stock, which was consummated on January 26, 2018.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of the SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2017, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2017.

We are externally managed and advised by JCAP Advisors, LLC. The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both NYSE listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 29 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Factors Impacting Our Operating Results

The results of our operations have historically been affected, and will continue to be affected, by a number of factors including, among other things:

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

As the current development cycle winds down, we believe that developers who constructed new self-storage facilities earlier in the cycle will be seeking financing to pay off existing construction debt and buy out private equity partners. We believe our recently-announced bridge financing program will meet the needs and plans of these developers in a way unlikely to be met by the traditional lending market. Moreover, we believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V facilities in the lease-up phase. We intend to aggressively pursue bridge financings of recently built self-storage facilities in lease-up phase and to selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed. As our focus shifts to refinancing new Generation V facilities and acquiring the newly-developed facilities that we have financed since our IPO, in addition to the factors described above, our results of operations will also be impacted by the following additional factors:

•	our ability to generate these new types of investment opportunities while at the same time managing our existing pipeline of development investment opportunities;
•	our ability to offer flexible transaction structures that meet the needs of developers while at the same time providing us with returns commensurate with the risks taken;
•	increased emphasis on current interest or net rental income and less emphasis on fair value accretion; and
•	our ability to access debt and equity capital at a cost commensurate with the returns from bridge loans and outright ownership of self-storage facilities.

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. In one event we made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. Our operating results include rental income and related operating expenses from owned self-storage facilities. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our results for the years ended December 31, 2017, 2016 and 2015 also were impacted by our accounting methods as discussed below.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments and other loans. Our Manager seeks to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Although we expect that our borrowers will perform in full on their obligations under the loan documents, one of our underwriting principles is that we will generally not make a loan secured by a property that we, at the time of our investment decision, do not wish to ultimately own and operate. We believe this principle and our ability to effectively own and operate self-storage properties mitigates credit risk. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced increased construction starts recently and the trend is expected to continue upwards. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions) and the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% LTV, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as PIK interest rather than cash interest.

Recent Developments

Investment Activity

Subsequent to December 31, 2017 we closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
2/8/2018	Minneapolis 2	$10,543
	Total	$10,543

On January 10, 2018, we purchased 100% of the Class A membership units of the LLC that owned the Jacksonville 1 development property investment with a Profits Interest for $2.7 million. On February 2, 2018, we purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest for $2.4 million and $3.0 million, respectively. On February 20, 2018, we purchased 100% of the Class A membership units of the LLC that owned the Pittsburgh development property investment with a Profits Interest for $0.9 million. These purchases increased our ownership interest on each development property investment from 49.9% to 100%. We now own all management and voting rights in each of these LLCs.

On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. We refer to this transaction as the “Miami portfolio investment”. Three bridge loans amounting to an aggregate principal amount of  $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly in cash. We have a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a principal amount of $36.2  million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet that are expected to begin lease-up in March 2018, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly in cash and 3.0% accruing and payable upon maturity of the loan. We also have a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each. Approximately $76.9 million of the aggregate principal amount of the five loans was advanced upon closing, with the balance to be advanced as requested by the borrower to pay interest, operating and other expenses during the lease up period.

Amendment to the Series A Preferred Stock Articles Supplementary

On January 25, 2018, we filed, with the State Department of Assessments and Taxation of the State of Maryland (“MSDAT”), Amendment No. 1 (the “Series A Articles Supplementary Amendment”) to the Series A Articles Supplementary. The Series A Articles Supplementary Amendment provides for certain amendments to the calculation of the cumulative dividend in the Series A Articles Supplementary, including, among other things, with respect to the computation and payment of the Aggregate Stock Dividend (as defined in the Series A Articles Supplementary) for the fiscal quarters beginning with the fiscal quarter ending March 31, 2018 through and including the fiscal quarter ending June 30, 2021.

For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay an Aggregate Stock Dividend equal to $2,125,000 (the “Target Stock Dividend”). For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Aggregate Stock Dividend for all periods after December 31, 2017 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent that we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) (the “Computed Stock Dividend”), and will declare and pay for such quarter an Aggregate Stock Dividend equal to the greater of the Target Stock Dividend or the Computed Stock Dividend minus the sum of all Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2017 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Cash Distribution (as defined in the Series A Articles Supplementary), result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

Public Offering of Series B Preferred Stock

On January 25, 2018, we filed, with MSDAT, Articles Supplementary (the “Series B Articles Supplementary”) to the Charter, classifying and designating 1,725,000 shares of our authorized preferred stock as 7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value per share (the “Series B Preferred Stock”). The Series B Articles Supplementary became effective upon filing with MSDAT. On January 26, 2018, we issued and sold 1,500,000 shares of our newly designated Series B Preferred Stock at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series B Preferred Stock, pursuant to the terms of an underwriting agreement, dated January 19, 2018, by and among us, the Operating Company and the Manager, and Raymond James & Associates, Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters named in Schedule I thereto. The Series B Preferred Stock was offered and sold pursuant to a prospectus supplement, dated January 19, 2018, and a base prospectus, dated June 24, 2016, relating to our effective registration statement on

Form S-3 (File No. 333-212049). On or after January 26, 2023, we may redeem the Series B Preferred Stock at our option, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption. Any partial redemption will be on a pro rata basis. Holders of Series B Preferred Stock generally have no voting rights.

In connection with the issuance of the Series B Preferred Stock, we, acting in our capacity as the sole managing member of the Operating Company, entered into Amendment No. 2 to the Limited Liability Company Agreement in order to provide for the issuance, and the designation of the terms and conditions, of newly classified 7.00% Series B preferred units of limited liability company interest in the Operating Company, the economic terms of which are identical to those of the Series B Preferred Stock. For more information about our Series B Preferred Stock, see our Current Report on Form 8-K filed on January 25, 2018 and Note 9—Stockholders’ Equity, to the accompanying consolidated financial statements.

Issuance of Series A Preferred Stock

On February 16, 2018, we issued 20,000 restricted shares of the Series A Preferred Stock to the Buyers and received $20.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Credit Facility

As of December 31, 2017, we had no borrowings under our Credit Facility. As of March 1, 2018, we had $30.0 million outstanding out of our $40.8 million in total availability under the Credit Facility.

First Quarter Dividend Declarations

On February 28, 2018, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2018. The dividends are payable on April 15, 2018 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on April 1, 2018.

On February 28, 2018, our Board of Directors declared a pro rata cash dividend on the Series B Preferred Stock for the period from, and including, the original issue date of January 26, 2018, to, but excluding, April 13, 2018, in the amount of  $0.37431 per share. The dividends are payable on April 13, 2018 to holders of Series B Preferred Stock of record on April 2, 2018.

On February 28, 2018, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2018. The dividend is payable on April 13, 2018 to stockholders of record on April 2, 2018.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of February 28, 2018, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts in excess of $500 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout 2017, we funded development draws on the 11 development property investments to which we had committed an aggregate of approximately $76.5 million at December 31, 2015. As of December 31, 2017, ten of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments. We currently expect a certificate of occupancy to be issued on the remaining project in early 2018.

During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in the SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital.

During the second half of 2016 and throughout 2017, we invested solely on-balance sheet, closing three development property investments with an aggregate committed principal of $25.6 million prior to the end of 2016 and 32 additional development property investments with an aggregate committed principal of $408.8 million during 2017, although the majority of these development projects are not expected to be completed until 2018 or 2019. Accordingly, the amount of fair value adjustments for anticipated profits on projects during 2018 should be substantially greater than the 2017 amount.

During the year ended December 31, 2017, the underlying self-storage facility of eight of our development property investments with a Profits Interest, five of which are in the SL1 Venture, received a certificate of occupancy and commenced operations. The following table reflects occupancy data as of February 27, 2018 for all of the underlying self-storage facilities of our development property investments with a Profits Interest that have received a certificate of occupancy:

Location	Date Opened	# Months Open	Occupancy
Riverview, Florida (Tampa 1)	April 11, 2016	23	80.6%
Ocoee, Florida (Orlando 1 and Orlando 2) (1)	May 1, 2016	22	70.5%
Marietta, Georgia (Atlanta 2) (2)	May 24, 2016	21	69.5%
Alpharetta, Georgia (Atlanta 1) (2)	May 25, 2016	21	66.0%
Jacksonville, Florida (Jacksonville 1) (2)	August 12, 2016	19	83.1%
Charlotte, North Carolina (Charlotte 1)	August 18, 2016	18	44.5%
Milwaukee, Wisconsin	October 9, 2016 (3)	17	38.2%
New Haven, Connecticut	December 16, 2016	14	51.9%
Round Rock, Texas (Austin)	March 16, 2017	11	37.4%
Pittsburgh, Pennsylvania (2)	May 11, 2017 (4)	10	21.7%
Jacksonville, Florida (5)	July 26, 2017	7	47.2%
Columbia, South Carolina (5)	August 23, 2017	6	23.6%
Atlanta, Georgia (Atlanta 2) (5)	September 14, 2017	5	13.9%
Washington DC (5)	September 25, 2017	5	16.5%
New York, New York (New York City 1)	September 29, 2017	5	16.3%
Denver (5)	December 14, 2017	2	17.7%
Average		12.9	43.7%	(6)

(1)

Orlando 1 was at 86.2% physical occupancy on July 18, 2017. On July 19, 2017, an addition (Orlando 2) opened for business. Occupancy reflected is for combined facility. As of December 31, 2017, we wholly own the self-storage facility underlying this investment.

(2)	During the first quarter of 2018, we purchased our partner’s 50.1% Profits Interest in this investment, and as such, the investments are wholly-owned by the Company.
(3)

Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(4)	Temporary Certificate of Occupancy was received and reservations of units were allowed, but tenant move-ins commenced when final Certificate of Occupancy was issued in July 2017.
(5)	Investment is included in SL1 Venture portfolio.
(6)	Represents mean average occupancy.

The occupancy rates noted above pertain to the aforementioned 16 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

In order to adapt our investment activities to the current self-storage cycle, we have recently announced our intention to make bridge mortgage loans to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up. We anticipate that facilities refinanced by our bridge loans will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA described above.

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

Fair Value Measurements

The fair value option under ASC 825, Financial Instruments (“ASC 825-10”), allows companies to elect the option to report selected financial assets and liabilities at fair value. We have elected the fair value option of accounting for our development property investments and operating property loan investments in order to provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and value inherent in our equity participation in self-storage development projects.

We apply ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires us to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market as the market for the purchase and sale of self-storage properties, which we believe would be the most likely market for the our loan investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

Level 3

An option-pricing method (OPM) framework is utilized to calculate the value of the Profits Interests. At certain stages in the investments lifecyle (as described below), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

We engaged a third-party independent valuation firm to perform certain limited procedures that we identified and requested the independent valuation firm to perform. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by us and received from third party sources. The independent valuation firm relied on certain data and assumptions provided to it by us as being accurate while independently verifying others through the use of third party sources. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of investments subjected to the limited procedures appears to be reasonable. We are ultimately and solely responsible for determining the fair value of the investments on a quarterly basis in good faith.

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of our development property investments include Profits Interests.

Our development property investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of our investments. The second valuation technique is an option pricing model (“OPM”) that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with our own experience, we have estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the eight properties between 40% and 100% complete at December 31, 2017, we have estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Ten properties, not including the property reported as self-storage real estate owned, have reached construction completion at December 31, 2017. For our development property investments at completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. We also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs we used to value our investments categorized within Level 3 as of December 31, 2017. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to our determination of fair values.

As of December 31, 2017
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.83 - 10.62%	9.00%
		Exit date (d)	0.08 - 6.71 years	2.96

Development property investments with a profits interest (b)	Option pricing model	Volatility	63.94 - 94.03%	74.08%
		Exit date (d)	0.42 - 6.71 years	3.12 years
		Capitalization rate (c)	5.50 - 6.15%	5.51%
		Discount rate (c)	8.50 - 9.15%	8.51%

Operating property loans	Income approach analysis	Market yields/discount rate	6.08 - 7.01%	6.47%
		Exit date (d)	3.98 - 4.65 years	4.37 years

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

(c)

Eighteen properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which we hold investments.

(d)

The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property. The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields and discount rates, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields or discount rates may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2017, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Increase (decrease) in
Change in market yields/discount rates (in millions)	fair value of investments
Up 25 basis points	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.2

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of our development investments containing Profits Interest. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of our investments. For the year ended December 31, 2017, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Increase (decrease) in
Change in capitalization rates (in millions)	fair value of investments
Up 25 basis points	$(2.8)
Down 25 basis points	3.1

Up 50 basis points	(5.3)
Down 50 basis points	6.4

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of our investments. Generally, acceleration in the exit date assumption may result in an increase in the fair value of our investments.

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

We also evaluate the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2017, there were no gains or losses attributable to changes in instrument-specific credit risk.

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

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2017  (dollars in thousands):

Balance as of December 31, 2016	$105,007
Net realized gains	-
Net unrealized gains	10,804
Fundings of principal and change in unamortized origination fees	150,217
Repayments of loans	(27,513)
Payment-in-kind interest	8,575
Reclassification to self-storage real estate owned	(12,919)
Net transfers in or out of Level 3	-
Balance as of December 31, 2017	$234,171

As of December 31, 2017, the total net unrealized appreciation on the investments that use Level 3 inputs was $26.3 million.

For the year ended December 31, 2017, substantially all of the change in fair value of investments in our Consolidated Statement of Operations was attributable to unrealized gains relating to our Level 3 assets still held as of December 31, 2017.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost primarily reflects the funded principal balance of the loan to us, net of unamortized origination fees, unrealized appreciation recognized as of the acquisition date, and the cash consideration paid to acquire the developer’s equity interest and portion of Profits Interest. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

We expect that the majority of future self-storage facility acquisitions will be considered asset acquisitions; however, we will evaluate each acquisition using Accounting Standards Update (“ASU”) 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

When facilities are acquired, the cost is allocated to the tangible and intangible assets acquired and liabilities assumed based on relative fair values. Allocations to the individual assets and liabilities are based upon their relative fair values as estimated by management.

In allocating the purchase price for an acquisition, we determine whether the acquisition includes intangible assets or liabilities. We allocate a portion of the cost to an intangible asset attributable to the value of in-place leases. This intangible asset is amortized to expense over the expected remaining term of the respective leases, which is generally one year. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the basis for an acquired property has been allocated to above- or below-market lease intangibles. To date, no intangible asset has been recorded for the value of customer relationships, because we do not have any concentrations of significant customers and the average customer turnover is fairly frequent.

We evaluate long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

Income Taxes

We have elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, we will generally not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We had taxable income for the year ended December 31, 2017, and we had no taxable income for the years ended December 31, 2016 and 2015. To qualify as a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements,  Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

Comparison of the Years ended December 31, 2017, 2016, and 2015:

(Dollars in thousands)	Year ended December 31,
	2017	2016	2015
Revenues:
Interest income from investments	$11,457	$6,532	$1,743
Rental and other property-related income from real estate owned	530	-	-
Other revenues	204	-	-
Total revenues	12,191	6,532	1,743

Costs and expenses:
General and administrative expenses	5,852	5,574	3,466
Management fees to Manager	3,453	1,688	1,237
Property operating expenses of real estate owned	271	-	-
Depreciation and amortization of real estate owned	472	-	-
Transaction and other expenses	-	2,129	262
Restructuring costs	-	54	276
Deferred termination fee to Manager	-	239	464
Total costs and expenses	10,048	9,684	5,705

Operating income (loss)	2,143	(3,152)	(3,962)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	2,263	1,278	-
Change in fair value of investments	10,804	18,370	872
Interest expense	(1,053)	(559)	-
Loss on modification of debt	(232)	-	-
Other interest income	634	80	147
Total other income	12,416	19,169	1,019
Net income (loss)	14,559	16,017	(2,943)
Net income attributable to preferred stockholders	(1,456)	(996)	-
Net income (loss) attributable to common stockholders	$13,103	$15,021	$(2,943)

Revenues

Total interest income from investments for the year ended December 31, 2017 was $11.5 million, an increase of $4.9 million, or 75.4%, over the year ended December 31, 2016.  Total interest income from investments for the year ended December 31, 2016 was $6.5 million, an increase of $4.8 million, or 274.8%, over the year ended December 31, 2015. Interest income consists of interest earned on the outstanding principal balances on our investment portfolio and other loans and accretion of origination fees. Origination fees are received in full at the time of a loan closing and are not subject to refund to the borrower in any event; however, these fees are accreted into interest income over the term of the investment using the effective yield method. The interest rate on the majority of our investment portfolio and other loans remained at 6.9% per annum during 2017. The increase in interest income from investments is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. We also had rental revenue of $0.5 million generated by the self-storage real estate acquired during 2017. We owned no real estate as of December 31, 2016 and 2015. Other revenues of $0.2 million earned during the year ended December 31, 2017 is derived from borrower payment of internal costs in connection with closings during the first quarter and management fee revenue generated from the SL1 Venture.

Total general and administrative expenses

The following table provides a detail of total general and administrative expenses, excluding management fees  (dollars in thousands):

	Year ended December 31,
	2017	2016	2015
Compensation and benefits	$3,426	$3,474	$1,406
Occupancy	389	426	234
Business development	271	396	539
Professional fees	893	731	950
Other	873	547	337
General and administrative expenses	$5,852	$5,574	$3,466

Total general and administrative expenses for the year ended December 31, 2017 were $5.9 million, an increase of $0.3 million, or 5.0%, from the year ended December 31, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $1.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. On May 3, 2017, certain of our officers and certain employees of the Manager were granted an aggregate of 105,000 restricted shares of common stock. Stock-based compensation expense is also affected by changes in the market price of our common stock. Offsetting the increase in compensation expense due to stock-based compensation was $0.4 million of third party reimbursements to the Manager which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis during the year ended December 31, 2017. No such reimbursements were received in the years ended December 31, 2016 and 2015. The increase in professional fees related primarily to an increase in business activity during the year ended December 31, 2017. Other expenses increased primarily due to additional franchise taxes accrued during 2017 as well as increased expenses related to directors and officers insurance and annual fees paid to certain of our independent directors. Excluding stock-based compensation expense, total general and administrative expenses increased 1.4% from 2016 to 2017.

General and administrative expenses for the year ended December 31, 2016 were $5.6 million, an increase of $2.1 million, or 60.8%, from the year ended December 31, 2015. Compensation and benefits and other expenses for the year ended December 31, 2016 increased primarily due to the Manager’s ramp-up in personnel and operations beginning late in the third quarter of 2015. Additionally, compensation and benefits included $1.1 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively. Business development expenses decreased due to travel and marketing expenses incurred in 2015 as part of the ramp-up of operations, and professional fees decreased primarily due to fees incurred on initial accounting decisions made in 2015 related to our fair value accounting.

Other operating expenses

The management fees of $3.5 million and $1.7 million in the years ended December 31, 2017 and 2016, respectively, relate to the fee earned by the Manager pursuant to the Management Agreement. The increase in management fees was primarily a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and the second quarter of 2017, which increased stockholders' equity on which the base management fee is calculated. Property operating expenses of real estate owned and depreciation and amortization of real estate owned for the year ended December 31, 2017 relate to the operating activities of our self-storage real estate acquired during 2017. There were no restructuring costs incurred during the year ended December 31, 2017. The deferred termination fee to our Manager of $0.2 million for the year ended December 31, 2016 represented the accrual over the term of the Management Agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the Management Agreement. On May 23, 2016, we amended the Management Agreement thus resulting in the cessation of this accrual.

The management fees of $1.7 million and $1.2 million in the years ended December 31, 2016 and 2015, respectively, relate to the fee earned by the Manager pursuant to the Management Agreement. The increase in management fees was a result of the consummation of the IPO during the second quarter of 2015, the issuance of Series A preferred stock during the fourth quarter of 2016, and the completion of the follow-on offering of our common stock during the fourth quarter of 2016. The $0.1 million and $0.3 million of restructuring costs incurred during the years ended December 31, 2016 and 2015, respectively, relate to exit costs incurred by closing the Miami, Florida and Cleveland, Ohio offices in the third quarter of 2015. The deferred termination fees to our Manager of $0.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively, represent the accrual over the term of the Management Agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the Management Agreement.

Transaction and other expenses

For the year ended December 31, 2017, there were no transaction and other expenses. The $2.1 million of transaction and other expenses for the year ended December 31, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions. The $0.3 million of transaction and other expenses for the year ended December 31, 2015 consist of legal fees incurred in connection with the structuring and closing of our self-storage investments.

Other income (expense)

For the years ended December 31, 2017 and 2016, we recorded other income of $12.4 million and $19.2 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments decreased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. We made no on-balance sheet investments from January through August 31, 2016, resulting in decreased recognition of entrepreneurial profits adjustments from 2016 to 2017. The $2.3 million and $1.3 million of equity in earnings from unconsolidated real estate venture in the years ended December 31, 2017 and 2016, respectively, relate to our allocated earnings from the SL1 Venture, which was entered into on March 31, 2016. Equity earnings from the SL1 Venture increased as it increased funding of construction draws as projects in the joint venture were built during 2017. Interest expense for the years ended December 31, 2017 and 2016 was $1.1 million and $0.6 million, respectively, and relates to interest incurred on our senior A note participations, amortization of deferred financing costs that were incurred in connection with the closing of the Credit Facility, and unused commitment fees related to the Credit Facility. The $0.2 million loss on modification of debt was incurred in conjunction with the closing of the Credit Facility. Other interest income for the years ended December 31, 2017 and 2016 was $0.6 million and $80,000, respectively, and relates to interest earned on our cash deposits.

For the years ended December 31, 2016 and December 31, 2015, we recorded other income of $19.2 million and $1.0 million, respectively, which primarily relates to increases in the change in fair value of investments. The change in fair value of investments increased due to changes in market yields and entrepreneurial profit adjustments resulting from construction completion and progress made on our investment portfolio. The $1.3 million of equity in earnings from unconsolidated real estate venture in the year ended December 31, 2016 relates to our allocated earnings from the SL1 Venture. Interest expense for the year ended December 31, 2016 was $0.6 million and relates to interest incurred on our senior participations.

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

The following tables are reconciliations of Adjusted Earnings (Loss) to net income (loss) attributable to common stockholders:

	Year ended December 31,
	2017	2016	2015
Net income (loss) attributable to common stockholders	$13,103	$15,021	$(2,943)
Plus: stock dividends payable to preferred stockholders	547	823	-
Plus: stock-based compensation	1,295	1,080	305
Plus: depreciation and amortization on real estate assets	472	-	-
Plus: loss on modification of debt	232	-	-
Plus: transaction and other expenses	-	2,129	262
Plus: restructuring costs	-	54	276
Plus: deferred termination fee to Manager	-	239	464
Adjusted Earnings (Loss)	$15,649	$19,346	$(1,636)

Liquidity Outlook and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, make distributions to our stockholders and fund our operations. We have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders. As a result, we are dependent on our Credit Facility, our ability to issue shares of our Series A Preferred Stock and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

As of December 31, 2017, we had unrestricted cash of approximately $47.0 million, and we had remaining unfunded commitments of $310.8 million related to our investment portfolio and $3.4 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Series A Preferred Stock

On July 27, 2016, we entered into the Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018. As of December 31, 2017, we had issued 40,000 restricted shares of the Series A Preferred Stock and received $40.0 million in proceeds pursuant to the terms of the Purchase Agreement. In addition, in February 2018 we issued an additional 20,000 shares of Series A Preferred Stock for proceeds of $20.0 million. Accordingly, as of March 1, 2018, we have $65.0 million available for issuance under the Purchase Agreement.

Series B Preferred Stock

On January 26, 2018, we completed an underwritten public offering of 1,500,000 shares of our newly designated Series B Preferred Stock at a public offering price of $25.00 per share, which is the initial liquidation preference of the Series B Preferred Stock. We received net proceeds after commissions and offering expenses, of approximately $36.0 million.

ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,279,706 shares of common stock at a weighted average price of $22.35, receiving net proceeds after commissions and offering expenses of $27.8 million. As of March 1, 2018, we have approximately $21.4 million available for issuance under the ATM Program.

Credit Facility

On July 25, 2017, we entered into the $100 million Credit Facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. Based on expected certificates of occupancy, we anticipate the ability to reach full capacity of $200 million by December 31, 2018. However, we can provide no assurances that we will have access to the full amount of the Credit Facility on the expected timeline or at all. As of December 31, 2017, we had no borrowings under our Credit Facility. As of March 1, 2018, we had $30.0 million outstanding out of our $40.8 million in total availability under the Credit Facility.

During 2018, we believe we will have substantial new opportunities for development property investments and bridge investments. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans and procure the Credit Facility. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$14,559	$16,017	$(2,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:	(18,130)	(21,926)	(140)
Net cash used in operating activities	(3,571)	(5,909)	(3,083)
Net cash used in investing activities	(121,606)	(38,071)	(59,154)
Net cash provided by financing activities	104,781	67,494	106,095
Change in cash and cash equivalents	$(20,396)	$23,514	$43,858

Cash decreased $20.4 million, increased $23.5 million and increased $43.9 million during the years ended December 31, 2017,  2016 and 2015 respectively. Net cash used in operating activities for the years ended December 31, 2017, 2016 and 2015 was $3.6 million, $5.9 million and $3.1 million, respectively. The primary components of cash used in operating activities during the year ended December 31, 2017 were net income adjusted for non-cash transactions of $5.3 million, offset, in part, by the change in cash from working capital of $1.0 million and $0.7 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2016 were net income adjusted for non-cash transactions of $6.7 million and the change in cash from working capital of $0.2 million, offset, in part, by $1.0 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2015 were net loss adjusted for non-cash transactions of $4.3 million, offset, in part, by the change in cash from working capital of $1.2 million.

Net cash used in investing activities for the years ended December 31, 2017,  2016 and 2015 was $121.6 million, $38.1 million and $59.2 million, respectively. For the year ended December 31, 2017, the cash used for investing activities consisted primarily of $152.7 million to fund investments, $10.5 million to fund other loans, $2.9 million to purchase additional interests in two of our development property investments,  $6.0 million to fund capital contributions to the SL1 Venture, and a net use of $0.9 million for advancements made on behalf of the SL1 Venture, offset, in part, by origination fees received in cash of $4.6 million and $46.8 million from repayments of investment portfolio investments and other loan investments. For the year ended December 31, 2016, the cash used for investing activities consisted primarily of $45.5 million to fund investments, $16.0 million to fund other loans, $2.1 million to fund capital contributions to the SL1 Venture, and $2.3 million of net advances to the SL1 Venture, offset, in part, by $0.4 million of origination fees received in cash, a $7.3 million return of capital from the SL1 Venture and $20.4 million from repayments of two operating property loan investments, a construction loan, and other loan investments. For the year ended December 31, 2015, the cash used for investing activities consisted of primarily of $63.7 million to fund investments and $1.2 million to fund other loans, offset, in part, by $6.0 million from repayments of two loan investments.

Net cash provided by financing activities for the year ended December 31, 2017 totaled $104.8 million and primarily related to $111.8 million  of net proceeds from the issuance of common stock, $30.0 million received for the issuances of Series A Preferred Stock, $1.8 million of cash received in connection with draws on senior loan participations on certain of our investments, and $0.4 million received upon closing of the Credit Facility, offset, in part, by a $20.0 million repayment of the Credit Facility, $1.9 million paid to repurchase certain senior loan participations, and $17.0 million of dividends paid. For the year ended December 31, 2016, cash provided by financing activities totaled $67.5 million and primarily related to the net proceeds from the issuance of common stock of $53.5 million in December 2016, proceeds of $21.8 million from the sale of senior loan participations on certain of our investments, and net proceeds of $9.4 million from the issuance of Series A Preferred Stock, offset, in part, by $8.5 million of dividends paid, $3.2 million of stock repurchases, $2.4 million of deferred costs, and $3.2 million for the repurchase of a senior loan participation. For the year ended December 31, 2015, cash provided by financing activities totaled $106.1 million and related primarily to the net proceeds from the issuance of common stock of $110.4 million, offset, in part, by $4.3 million of dividends paid.

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

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from two follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017, proceeds received from sales of shares from time to time under the ATM Program, and net proceeds from our public offering of Series B Preferred Stock, which was consummated on January 26, 2018. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our ability to issue shares of Series A Preferred Stock is also subject to certain conditions as outlined in Note 9 to the accompanying consolidated financial statements, Stockholders’ Equity. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31,

2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of us and our subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2 to 1.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of December 31, 2017 (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (1) (2)	$732	$-	$-	$-	$-	$-	$732
Operating lease obligations	237	171	145	-	-	-	553
Total	$969	$171	$145	$-	$-	$-	$1,285

(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus a spread of 3.10%.

At December 31, 2017, we had $310.8 million of unfunded loan commitments related to our investment portfolio and $3.4 million related to the SL1 Venture. These commitments are funded over the 18-24 months following the investment closing date as construction is completed. At December 31, 2017, we had $3.4 million of unfunded loan commitments related to our other assets.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended December 31, 2017, we declared a cash dividend to our stockholders of $0.35 per share, payable on January 12, 2018 to stockholders of record on January 2, 2018. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock (the “Liquidation Value”) for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of our common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Series A Articles Supplementary. For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay a Series A Aggregate Stock Dividend equal to $2,125,000, or the Series A Target Stock Dividend. For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Series A Aggregate Stock Dividend for all periods after December 31, 2017 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted), or the Series A Computed Stock Dividend, and will declare and pay for such quarter a Series A Aggregate Stock Dividend equal to the greater of the Series A Target Stock Dividend or the Series A Computed Stock Dividend minus the sum of all Series A Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2017 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Series A Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting us after the third anniversary of the Effective Date, (ii) our ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) our failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by us to register for resale shares of our common stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) our failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the SEC against us or any of our subsidiaries or any of our directors or executive officers relating to the violation of the securities laws, rules or regulations with respect to our business. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

On January 26, 2018, we issued 1,500,000 shares of Series B Preferred Stock. Holders of Series B Preferred Stock are entitled to receive, when, as and if authorized by our Board of Directors and declared by us, out of funds legally available for the payment of dividends under Maryland law, cumulative cash dividends from, and including, the original issue date quarterly in arrears on the fifteenth (15th) day of January, April, July and October of each year (or if not a business day, on the immediately preceding business day) (each, a “dividend payment date”). These cumulative cash dividends will accrue on the liquidation preference amount of $25.00 per share at a rate per annum equal to 7.00% with respect to each dividend period from and including the original issue date (equivalent to an annual rate of  $1.7500 per share) from the date of issuance of such Series B Preferred Stock. Dividends will be payable to holders of record as of 5:00 p.m., New York City time, on the related record date. The record dates for the Series B Preferred Stock are the close of business on the first (1st) day of January, April, July or October immediately preceding the relevant dividend payment date (each, a “dividend record date”). If any dividend record date falls on any day other than a business day as defined in the Series B Articles Supplementary, the dividend record date shall be the immediately succeeding business day.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under credit facilities (including term loans and revolving facilities in part). We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We may also seek to limit the exposure of our borrowings to future fluctuations of interest rates through our use of interest-rate caps and other interest rate hedging instruments. As of December 31, 2017, we had no fixed-rate indebtedness and $732,000 of floating rate indebtedness.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2017	December 31, 2016
Up 25 basis points	$(1.2)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.2	0.3

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2017	December 31, 2016
Up 25 basis points	$(2.8)	$(2.1)
Down 25 basis points	3.1	2.3

Up 50 basis points	(5.3)	(3.8)
Down 50 basis points	6.4	4.6

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jernigan Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Jernigan Capital, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania

March 2, 2018

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2017	2016
Assets:
Cash and cash equivalents	$46,977	$67,373
Development property investments at fair value, of which $12.5 million and $33.3 million of funded principal is pledged as collateral against certain of the Company’s senior loan
participations as of December 31, 2017 and 2016, respectively	228,233	95,102
Operating property loans at fair value, of which none and $2.8 million of funded principal is pledged as collateral against certain of the Company’s senior loan participations as of
December 31, 2017 and 2016, respectively	5,938	9,905
Self-storage real estate owned, net	15,355	-
Investment in and advances to real estate venture	13,856	5,373
Other loans, at cost	1,313	11,752
Deferred costs	2,004	2,207
Prepaid expenses and other assets	776	868
Fixed assets, net	182	199
Total assets	$314,634	$192,779

Liabilities:
Senior loan participations	$718	$18,582
Secured revolving credit facility	-	-
Due to Manager	1,484	1,008
Accounts payable, accrued expenses and other liabilities	1,138	697
Dividends payable	5,474	4,130
Total liabilities	8,814	24,417

Equity:
Cumulative preferred stock, $0.01 par value, 100,000,000 shares authorized, 40,000 and
10,000 shares issued and outstanding at December 31, 2017 and 2016, respectively,
at liquidation preference of $40.0 million and $10.0 million, net of allocated costs, respectively	37,764	9,448
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2017 and 2016; 14,429,055 and 8,956,354 issued and outstanding at December 31, 2017
and 2016, respectively	144	90
Additional paid-in capital	276,814	162,664
Accumulated deficit	(8,902)	(3,840)
Total equity	305,820	168,362
Total liabilities and equity	$314,634	$192,779

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues:
Interest income from investments	$11,457	$6,532	$1,743
Rental and other property-related income from real estate owned	530	-	-
Other revenues	204	-	-
Total revenues	12,191	6,532	1,743

Costs and expenses:
General and administrative expenses	5,852	5,574	3,466
Management fees to Manager	3,453	1,688	1,237
Property operating expenses of real estate owned	271	-	-
Depreciation and amortization of real estate owned	472	-	-
Transaction and other expenses	-	2,129	262
Restructuring costs	-	54	276
Deferred termination fee to Manager	-	239	464
Total costs and expenses	10,048	9,684	5,705

Operating income (loss)	2,143	(3,152)	(3,962)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	2,263	1,278	-
Change in fair value of investments	10,804	18,370	872
Interest expense	(1,053)	(559)	-
Loss on modification of debt	(232)	-	-
Other interest income	634	80	147
Total other income	12,416	19,169	1,019
Net income (loss)	14,559	16,017	(2,943)
Net income attributable to preferred stockholders	(1,456)	(996)	-
Net income (loss) attributable to common stockholders	$13,103	$15,021	$(2,943)

Basic earnings (loss) per share attributable to common stockholders	$1.10	$2.42	$(0.69)
Diluted earnings (loss) per share attributable to common stockholders	$1.10	$2.42	$(0.69)

Dividends declared per share of common stock	$1.40	$1.40	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Total Equity
Balance at December 31, 2014	-	$-	1,000	$-	$1	$-	$1	$-	$1
Retirement of stock	-	-	(1,000)	-	(1)	-	(1)	-	(1)
Public offering of common stock	-	-	5,750,000	58	114,942	-	115,000	-	115,000
Private placement of common stock	-	-	250,000	2	4,998	-	5,000	-	5,000
Equity offering costs	-	-	-	-	(9,609)	-	(9,609)	-	(9,609)
Issuances of stock-based awards	-	-	162,500	2	(2)	-	-	-	-
Stock-based compensation	-	-	-	-	305	-	305	-	305
Deferred termination fee to Manager	-	-	-	-	-	-	-	464	464
Dividends declared	-	-	-	-	-	(6,453)	(6,453)	-	(6,453)
Net loss	-	-	-	-	-	(2,943)	(2,943)	-	(2,943)
Balance at December 31, 2015	-	$-	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Issuance of preferred stock	10,000	10,000	-	-	-	-	10,000	-	10,000
Equity offering costs related to issuance of preferred stock	-	(552)	-	-	-	-	(552)	-	(552)
Public offering of common stock	-	-	2,996,311	30	56,900	-	56,930	-	56,930
Equity offering costs related to issuance of common stock	-	-	-	-	(3,470)	-	(3,470)	-	(3,470)
Repurchase and retirement of 213,078 shares of common stock	-	-	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Repurchase and retirement of 2,052 shares related to vested restricted stock	-	-	(2,052)	-	(33)	-	(33)	-	(33)
Issuances of stock-based awards	-	-	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	1,080	-	1,080	-	1,080
Forfeiture and retirement of 1,667 shares related to stock-based awards	-	-	(1,667)	-	-	-	-	-	-
Deferred termination fee to Manager	-	-	-	-	-	-	-	239	239
Effect of Management Agreement Amendment	-	-	-	-	703	-	703	(703)	-
Dividends declared on preferred stock	-	-	-	-	-	(996)	(996)	-	(996)
Dividends declared on common stock	-	-	-	-	-	(9,465)	(9,465)	-	(9,465)
Net income	-	-	-	-	-	16,017	16,017	-	16,017
Balance at December 31, 2016	10,000	$9,448	8,956,354	$90	$162,664	$(3,840)	168,362	$-	$168,362
Issuance of preferred stock	30,000	30,000	-	-	-	-	30,000	-	30,000
Equity offering costs related to issuance of preferred stock	-	(1,684)	-	-	-	-	(1,684)	-	(1,684)
Stock dividend paid on preferred stock	-	-	64,553	1	1,324	-	1,325	-	1,325
Proceeds from issuance of common stock, net of offering costs	-	-	4,025,000	40	83,887	-	83,927	-	83,927
At-the-market issuance of common stock, net of offering costs	-	-	1,279,706	12	27,831	-	27,843	-	27,843
Repurchase and retirement of 7,972 shares of common stock	-	-	(7,972)	-	(177)	-	(177)	-	(177)

Issuances of stock-based awards	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	1,295	-	1,295	-	1,295
Dividends declared on preferred stock	-	-	-	-	-	(1,456)	(1,456)	-	(1,456)
Dividends declared on common stock	-	-	-	-	-	(18,165)	(18,165)	-	(18,165)
Net income	-	-	-	-	-	14,559	14,559	-	14,559
Balance at December 31, 2017	40,000	$37,764	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$14,559	$16,017	$(2,943)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(8,575)	(3,856)	(973)
Change in fair market value of investments	(10,804)	(18,370)	(872)
Stock-based compensation	1,295	1,080	305
Equity in earnings from unconsolidated real estate venture	(2,253)	(1,224)	-
Return on investment from unconsolidated real estate venture	700	995	-
Deferred termination fee to Manager	-	239	464
Depreciation and amortization	534	112	21
Amortization of deferred financing costs	373	16	-
Loss on disposal of assets	-	-	33
Loss on modification of debt	232	-	-
Accretion of origination fees	(629)	(740)	(100)
Other	-	-	(215)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	26	(377)	(294)
Due to Manager	476	310	698
Accounts payable, accrued expenses, and other liabilities	495	(111)	793
Net cash used in operating activities	(3,571)	(5,909)	(3,083)

Cash flows from investing activities:
Purchase of fixed assets	(46)	(50)	(315)
Purchase of self-storage real estate owned	(2,856)	-	-
Capital contributions to unconsolidated real estate venture	(6,013)	(2,137)	-
Return of capital from unconsolidated real estate venture	-	7,291	-
Advances to unconsolidated real estate venture	(50,396)	(18,293)	-
Repayment of advances to unconsolidated real estate venture	49,479	15,998	-
Capitalized unconsolidated real estate venture costs	-	(226)	-
Funding of investment portfolio:
Origination fees received in cash	4,566	441	44
Development property investments	(152,681)	(45,094)	(40,707)
Operating property loans	-	(429)	(23,004)
Funding of other loans	(10,504)	(15,978)	(1,191)
Repayments of investment portfolio investments	27,513	15,037	6,019
Repayments of other loans	19,332	5,369	-
Net cash used in investing activities	(121,606)	(38,071)	(59,154)

Cash flows from financing activities:
Senior loan participations	1,755	21,845	-
Repurchase of senior loan participation	(1,854)	(3,229)	-
Cash received upon closing of the credit facility	403	-	-
Paydown of the credit facility	(20,000)	-	-
Costs incurred upon the issuance of the credit facility	(118)	-	-
Deferred costs	-	(2,357)	-
Stock repurchase	(177)	(3,185)	-
Net proceeds from issuance of preferred stock	29,964	9,448	-
Net proceeds from issuance of common stock	111,761	53,460	110,391
Dividends paid on preferred stock	(704)	-	-
Dividends paid on common stock	(16,249)	(8,488)	(4,296)
Net cash provided by financing activities	104,781	67,494	106,095
Net change in cash and cash equivalents	(20,396)	23,514	43,858
Cash and cash equivalents at the beginning of the period	67,373	43,859	1
Cash and cash equivalents at the end of the period	$46,977	$67,373	$43,859

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in newly-constructed and existing self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014.  The Company closed its initial public offering (the “IPO”) of its common stock, $0.01 par value per share (the “common stock”), on April 1, 2015, and has used proceeds of the IPO and other capital sources primarily to fund real estate loans to private developers, owners and operators of self-storage facilities. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). The Company is externally managed by JCAP Advisors, LLC (the “Manager”).

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in the measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At December 31, 2017 and 2016, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at December 31, 2017 and 2016.

For investments carried at fair value, fees and costs are expensed as incurred.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are typically structured as first mortgages with a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”), operating property loans (loans secured by operating properties), the investment in real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), senior loan participations, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$228,233	$-	$-	$228,233
Operating property loans	5,938	-	-	5,938
Total investments	$234,171	$-	$-	$234,171

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2016:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$95,102	$-	$-	$95,102
Operating property loans	9,905	-	-	9,905
Total investments	$105,007	$-	$-	$105,007

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

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost primarily reflects the funded principal balance of the loan to the Company, net of unamortized origination fees, unrealized appreciation recognized as of the acquisition date, and the cash consideration paid to acquire the developer’s equity interest and portion of Profits Interest. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

The Company expects that the majority of future self-storage facility acquisitions will be considered asset acquisitions; however, the Company will evaluate each acquisition using Accounting Standards Update (“ASU”) 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the year ended December 31, 2017.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the accompanying Consolidated Statements of Operations. Debt issuance costs related to the sale of senior participations are presented in the accompanying Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the accompanying Consolidated Balance Sheets as Deferred Costs.

Transaction and other expenses

Transaction and other expenses consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and are expensed as incurred. The Company incurred none, $2.1 million and $0.3 million of such costs during the years ended December 31, 2017, 2016 and 2015, respectively.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined in Note 9, Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, $0.6 million and $2.2 million is in deferred costs on the Consolidated Balance Sheets at December 31, 2017 and 2016, respectively, and $2.2 million and $0.6 million has reduced the cumulative preferred stock balance on the accompanying Consolidated Balance Sheets at December 31, 2017 and 2016, respectively.

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

Comprehensive Income

For the years ended December 31, 2017, 2016 and 2015, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical or other basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows (defined in the ASU as “cash flow issues”), including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company has elected to early adopt effective October 1, 2017 on a retrospective basis as required. The Company has concluded that the new accounting guidance does not impact its current classification of distributions received from equity method investees as an operating activity in its Consolidated Statements of Cash Flows. The Company further considered its components of cash flows under the cash flow issue “Separately Identifiable Cash Flow and Applicable of the Predominance Principle,” which addresses certain cash receipts and cash payments that may have aspects of more than one class of cash flows. In the absence of specific GAAP guidance, the Company evaluated its cash flows from origination fees received in cash, which have been historically presented as operating cash flows, on the basis of the nature of the underlying cash flows. The Company concluded that the origination fees are related to the origination of loans and the funding of our investment portfolio for which the associated cash flows are presented as investing activities. As a result, $0.4 million and $44,000 of origination fees received in cash for the years ended December 31, 2016 and 2015, respectively, have been retrospectively presented as an investment activity in the Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is the final standard on accounting for leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company does have rental income from month-to-month self-storage leases within the scope of ASU 2016-02. The Company does not have material amounts of rental or lease expense. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. The Company will adopt the ASU effective January 1, 2018. The Company has evaluated all applicable contracts and revenue streams and has concluded that the adoption does not have an effect on its consolidated financial statements, primarily due to the new guidance not applying to revenue associated with loans or derived from lease contracts.

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year ended December 31,
	2017	2016	2015
Supplemental disclosure of cash flow information:
Interest paid	$926	$484	$-
Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$1,325	$-	$-
Dividends declared, but not paid, on preferred stock	423	996	-
Dividends declared, but not paid, on common stock	5,051	3,134	2,157
Contribution of assets to real estate venture	-	7,693	-
Reclassification of self-storage real estate owned	12,919	-	-
Other loans paid off with the issuance of development property investments	1,727	-	2,573
Reclassification of deferred costs to cumulative preferred stock	1,648	-	-
Conversion of investment (preferred equity to mezzanine loan)	-	-	924
Retirement of common stock	-	-	1

Upon the closing of the Credit Facility, the Company received cash of $0.4 million as presented within “Cash received upon closing of the Credit Facility” in the Consolidated Statement of Cash Flows for the year ended December 31, 2017. The amount received was comprised of a $20.0 million draw on the Credit Facility offset by $17.8 million from the repurchase of senior loan participations and $1.8 million of costs incurred upon closing of the Credit Facility.

3. INVESTMENTS

The Company’s self-storage investments at December 31, 2017 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 44 investments totaling an aggregate committed principal amount of approximately $500.1 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Included in development property investments as of December 31, 2017 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarters of 2017 and 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the second quarter of 2018.

•

Operating property loans - The Company has two term loans totaling $6.0 million of aggregate committed principal amount, the proceeds of which were used by borrowers to finance the acquisition of, refinance existing indebtedness on, or recapitalize operating self-storage facilities. These loans are secured by first mortgages on the projects financed, are interest-only with fixed interest rates ranging from 5.85% to 6.9% per annum, and generally have a term of 72 months.

As of December 31, 2017, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $523.8 million and outstanding principal was $213.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
6/10/2015	Atlanta 1 (2)(5)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)	7,650	7,512	138	8,994
7/31/2015	New Haven (2)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889
9/30/2015	Jacksonville 1 (2)(5)	6,445	5,988	457	8,913
10/27/2015	Austin (2)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553
2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547

4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576
7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373
Total development property investments		$517,839	$207,089	$310,750	$228,233

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,447
12/22/2015	Chicago	2,502	2,500	2	2,491
Total operating property loans		5,982	$5,980	$2	$5,938

	Total investments	$523,821	$213,069	$310,752	$234,171

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

These investments contain a higher loan-to-cost ratio and a higher interest rate, some of which interest is payment-in-kind (“PIK”) interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

(5)	During the first quarter of 2018, the Company purchased its partner’s 50.1% Profits Interest in these investments. See Note 16, Subsequent Events, for information regarding these purchases.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2017:

Funded principal	$213,069
Adjustments:
Unamortized origination fees	(5,081)
Change in fair value of investments	26,267
Other	(84)
Fair value of investments	$234,171

As of December 31, 2016, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $141.9 million and outstanding principal was $86.9 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments:
Loan investments with a profits interest:
4/21/2015	Orlando 1 (2) (5)	$5,372	$5,308	$64	$7,302
6/10/2015	Atlanta 1 (2)	8,132	7,694	438	10,404
6/19/2015	Tampa (2)	5,369	5,285	84	6,279
6/26/2015	Atlanta 2 (2)	6,050	5,620	430	8,900
6/29/2015	Charlotte 1 (2)	7,624	6,842	782	9,853
7/2/2015	Milwaukee (2)	7,650	5,608	2,042	7,008
7/31/2015	New Haven (2)	6,930	5,257	1,673	6,730
8/10/2015	Pittsburgh (3)	5,266	3,497	1,769	4,551
8/14/2015	Raleigh	8,792	1,460	7,332	1,396
9/30/2015	Jacksonville 1 (2)	6,445	5,852	593	7,962
10/27/2015	Austin (3)	8,658	4,366	4,292	5,192
9/20/2016	Charlotte 2	12,888	1,446	11,442	1,298
11/17/2016	Orlando 2 (5)	5,134	1,342	3,792	1,237
11/17/2016	Jacksonville 2	7,530	624	6,906	551
		$101,840	$60,201	$41,639	$78,663

Construction loans:
8/5/2015	West Palm Beach (4)	7,500	6,712	788	6,702
8/5/2015	Sarasota (4)	4,792	3,485	1,307	3,473
12/23/2015	Miami	17,733	6,517	11,216	6,264
		$30,025	$16,714	$13,311	$16,439
Total development property investments		131,865	$76,915	$54,950	$95,102

Operating property loans:
6/19/2015	New Orleans (4)	2,800	2,800	-	2,768
7/7/2015	Newark	3,480	3,480	-	3,441
10/30/2015	Nashville (4)	1,210	1,210	-	1,204
12/22/2015	Chicago	2,502	2,500	2	2,492
Total operating property loans		9,992	$9,990	$2	$9,905

	Total investments	$141,857	$86,905	$54,952	$105,007

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2016. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	These investments were fully repaid during the year ended December 31, 2017.
(5)

In the year ended December 31, 2017, the Company purchased the economic rights of the Class A membership units of the limited liability companies which own these development property investments. As such, these investments are presented as self-storage real estate owned in the December 31, 2017 Consolidated Balance Sheet. See below for additional discussion.

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

No loans were in non-accrual status as of December 31, 2017 and 2016.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For the year ended December 31, 2017, the total income (interest income and change in fair value) from one development property investment with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the year ended December 31, 2017 of $4.9 million from the New York City 1 MSA development property investment with a Profits Interest.

The assets and liabilities of the New York City 1 MSA development property investment with a Profits Interest were $15.8 million and $14.7 million, respectively, at December 31, 2017. The revenues and net operating loss of the New York City 1 MSA development property investment with a Profits Interest were $16,000 and $0.2 million, respectively, for the year ending December 31, 2017. The New York City 1 MSA development property investment with a Profits Interest had not been closed as of December 31, 2016.

The assets and liabilities of the equity method investees excluding the New York City 1 MSA development property investment with a Profits Interest approximated $218.9 million and $179.7 million, respectively, at December 31, 2017. The revenues and net operating income of the equity method investees excluding the New York City 1 MSA development property investment with a Profits Interest were $3.0 million and $0.5 million, respectively, for the year ended December 31, 2017.

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

For thirteen and one of the Company’s development property investments with a Profits Interest as of December 31, 2017 and 2016, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to this put provision at December 31, 2017 and 2016.

Investments reported at cost

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 1 development property investment with a Profits Interest for $1.3 million and increased its Profits Interest on this development property investment from 49.9% to 74.9%. The Class A member retained all management and voting rights in the limited liability company. Previously, the Company accounted for this investment as an equity method investment. Because the Company was entitled to greater than 50% of the residual profits from the investment, the Company accounted for this investment as a real estate investment in its consolidated financial statements in accordance with ASC 310,  Receivables (“ASC 310”).

On August 9, 2017, the Company purchased the remaining 50% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 1 development property investment with a Profits Interest and 100% of the economic rights of the Class A membership units of a limited liability company that owns the Orlando 2 development property investment with a Profits Interest for $1.6 million and increased its Profits Interest on these development property investment from 74.9% to 100% and 49.9% to 100%, respectively. The Orlando 2 investment is an additional phase to the Orlando 1 investment that is being operated as one self-storage facility. The Company now owns all management and voting rights in the limited liability companies. Previously, the Company accounted for the Orlando 1 investment as a real estate investment and the Orlando 2 investment as an equity method investment. Because the Company is now entitled to greater than

50% of the residual profits from the Orlando 2 investment, the Company accounts for this investment as a real estate investment in its consolidated financial statements. The Company will continue to account for the Orlando 1 investment as a real estate investment. Accordingly, as of August 9, 2017, the Company wholly owns and fully consolidates these investments in the accompanying consolidated financial statements.

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

The following table shows the Company’s basis in this facility as of August 9, 2017:

Funded principal balance, net of unamortized origination fees	$9,139
Unrealized appreciation on investments	3,780
Cash consideration paid, inclusive of transaction costs	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of this real estate investment on the Company’s accompanying Consolidated Balance Sheet as of December 31, 2017:

December 31, 2017
Cash and cash equivalents	$121
Prepaid expenses and other assets	2

Land	1,505
Building and improvements	13,720
In-place leases	602
Accumulated depreciation and amortization	(472)
Self-storage real estate owned	$15,355

Accounts payable, accrued expenses and other liabilities	$67

The following table shows the impact of this real estate investment on the Company’s accompanying Consolidated Statement of Operations for the year ended December 31, 2017:

Year ended
December 31, 2017
Rental revenues	$530

Property operating expenses of real estate owned	(271)
Depreciation and amortization expense	(472)
Total expenses of real estate owned	$(743)

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

Level 3

An option-pricing method (OPM) framework is utilized to calculate the value of the Profits Interests. At certain stages in the investments lifecyle (as described below), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

The Company engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources. The independent valuation firm relied on certain data and assumptions provided to it by the Company as being accurate while independently verifying others through the use of third party sources. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of investments subjected to the limited procedures appears to be reasonable. The Company is ultimately and solely responsible for determining the fair value of the investments on a quarterly basis in good faith.

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of the Company's development property investments include Profits Interests.

The Company’s development property investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model (“OPM”) that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the eight properties between 40% and 100% complete at December 31, 2017, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Ten properties, not including the property reported as self-storage real estate owned, have reached construction completion at December 31, 2017. For the Company’s development property investments at completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2017 and 2016. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of December 31, 2017
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.83 - 10.62%	9.00%
		Exit date (d)	0.08 - 6.71 years	2.96

Development property investments with a profits interest (b)	Option pricing model	Volatility	63.94 - 94.03%	74.08%
		Exit date (d)	0.42 - 6.71 years	3.12 years
		Capitalization rate (c)	5.50 - 6.15%	5.51%
		Discount rate (c)	8.50 - 9.15%	8.51%

Operating property loans	Income approach analysis	Market yields/discount rate	6.08 - 7.01%	6.47%
		Exit date (d)	3.98 - 4.65 years	4.37 years

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

(c)

Eighteen properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d)

The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property. The exit dates for the operating property loans are the contractual maturity dates.

As of December 31, 2016
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.23 - 9.28%	8.34%
		Exit date (d)	0.17 - 3.88 years	1.81 years

Development property investments with a Profits Interest (b)	Option pricing model	Volatility	68.72 - 73.46%	73.17%
		Exit date (d)	1.42 - 3.88 years	2.12 years
		Capitalization rate (c)	5.25 - 5.50%	5.47%
		Discount rate	8.25 - 8.50%	8.47%

Operating property loans	Income approach analysis	Market yields/discount rate	6.09 - 7.20%	6.73%
		Exit date (d)	4.50 - 5.66 years	5.07 years

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

(c)

Ten properties were 40% - 100% complete, thus requiring a capitalization rate to derive entrepreneurial profit, which is used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d)

The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property. The exit dates for the operating property loans are the contractual maturity dates.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields and discount rates, each in isolation, may change the fair value of certain of the Company’s investments. Generally, an increase in market yields or discount rates may result in a decrease in the fair value of certain of the Company’s investments. The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of the Company’s investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2017	December 31, 2016
Up 25 basis points	$(1.2)	$(0.3)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.2	0.3

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of the Company’s development investments containing Profits Interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of the entrepreneurial profit associated with certain of the Company’s investments. The following fluctuations in the capitalization rates would have had the following impact on the fair value of the Company’s investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2017	December 31, 2016
Up 25 basis points	$(2.8)	$(2.1)
Down 25 basis points	3.1	2.3

Up 50 basis points	(5.3)	(3.8)
Down 50 basis points	6.4	4.6

Exit date - changes in exit date, in isolation and all else equal, may change the fair value of certain of the Company’s investments. Generally, acceleration in the exit date assumption may result in an increase in the fair value of the Company’s investments.

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the years ended December 31, 2017, 2016 and 2015.

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

The following table presents changes in investments that use Level 3 inputs:

	Year ended December 31,
	2017	2016
Balance at beginning of period	$105,007	$59,822
Net realized gains	-	-
Net unrealized gains	10,804	18,370
Fundings of principal and change in unamortized origination fees	150,217	45,689
Repayments of loans	(27,513)	(15,037)
Payment-in-kind interest	8,575	3,856
Contribution of assets to SL1 Venture (see Note 5, Investment in Real Estate Venture)	-	(7,693)
Reclassification to self-storage real estate owned	(12,919)	-
Net transfers in or out of Level 3	-	-
Balance at end of period	$234,171	$105,007

As of December 31, 2017 and 2016, the total net unrealized appreciation on the investments that use Level 3 inputs was $26.3 million and $19.2 million, respectively.

For the years ended December 31, 2017 and 2016, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of December 31, 2017, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2017. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of SL1 Venture. The assumptions used to value SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of December 31, 2017, SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (3)	$13,867	$10,348	$3,519	$11,950
5/14/2015	Miami 2 (2) (3)	14,849	10,187	4,662	10,945
9/25/2015	Fort Lauderdale (2) (3)	13,230	8,955	4,275	10,216
4/15/2016	Washington DC (4)	17,269	15,698	1,571	17,600
4/29/2016	Atlanta 1 (3)	10,223	7,093	3,130	7,778
7/19/2016	Jacksonville (4)	8,127	7,131	996	10,895
7/21/2016	New Jersey	7,828	1,967	5,861	1,908
8/15/2016	Atlanta 2 (4)	8,772	7,367	1,405	8,435
8/25/2016	Denver (4)	11,032	8,690	2,342	10,280
9/28/2016	Columbia (4)	9,199	7,925	1,274	8,843

12/22/2016	Raleigh (3)	8,877	4,280	4,597	4,603
	Total	$123,273	$89,641	$33,632	$103,453

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	Facility had received certificate of occupancy as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of December 31, 2017, the SL1 Venture had total assets of $103.7 million and total liabilities of $3.3 million. During the year ended December 31, 2017, the SL1 Venture had net income of $18.7 million, of which $2.3 million was allocated to the Company and $16.4 million was allocated to HVP III under the HLBV method. At December 31, 2017, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At December 31, 2017, the Company had $3.2 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

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

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of December 31, 2017 and 2016.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of December 31, 2017 and 2016.

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

For four of the SL1 Venture development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at December 31, 2017 and 2016.

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

The Company has recorded assets of $228.2 million and $95.1 million at December 31, 2017 and 2016, respectively, for its variable interest in the development property VIEs which is included in the development property investments at fair value line item in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property VIEs is as follows:

	December 31,
	2017	2016
Assets recorded related to VIEs	$228,233	$95,102
Unfunded loan commitments to VIEs	310,750	54,950
Maximum exposure to loss	$538,983	$150,052

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million,  and as of December 31, 2017 and 2016, the Company’s remaining unfunded commitment to the SL1 Venture is $3.4 million and $9.4 million, respectively.

7. OTHER LOANS, AT COST

As of December 31, 2017, the Company had no outstanding bridge loans. During the year ended December 31, 2017, the Company received repayments of $17.4 million related to seven bridge loans and entered into two new bridge loans with an aggregate commitment and funded amount of $7.3 million, which are included in the seven bridge loans repaid during the year. At December 31, 2016, the Company had executed five bridge loans with a balance of $10.1 million extended to four limited liability companies that are under common control with borrowers in certain of the Company’s development property investments. These bridge loans were accounted for under the cost method, and fair value approximates cost at December 31, 2016. None of these bridge loans were in non-accrual status as of December 31, 2016. The Company determined that no allowance for loan loss was necessary at December 31, 2016.

The Company also had executed nine revolving loan agreements with an aggregate outstanding principal amount of $1.0 million at December 31, 2017. Eight of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Seven of the borrowers are either directly or indirectly owners of certain of the Company’s development property investments, and two are prospective developers. Four of the agreements provide for borrowings of up to $0.5 million, one provides for borrowings of up to $0.1 million, one provides for borrowings of up to $0.25 million, one provides for borrowings of up to $0.35 million, one provides for borrowings of up to $0.7 million, and one agreement provides for borrowings of up to $1.0 million (total of $4.4 million) to fund expenses for pursuit costs to contract for and perform diligence on additional self-storage sites. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9-7.0% per annum and are due in full in three years. During the year ended December 31, 2017, the Company received repayments on these revolving loan agreements of $3.7 million and draws of $3.0 million. At December 31, 2016, the Company had executed six revolving loan agreements with an aggregate outstanding principal amount of $1.7 million.

These loans are accounted for under the cost method, and fair value approximates cost at December 31, 2017 and 2016. None of these loans are in non-accrual status as of December 31, 2017 and 2016. The Company determined that no allowance for loan loss was necessary at December 31, 2017 and 2016.

8. DEBT

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

As of December 31, 2017, no borrowings were outstanding under the Credit Facility and $34.2 million was available for borrowing under the Credit Facility.

As of December 31, 2017, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants throughout the term of the Credit Facility.

Senior Participations

On April 29, 2016, the Company sold senior participations (the “Operating Property A Notes”) in two separate operating property loans in the Nashville, Tennessee and New Orleans, Louisiana MSAs, having an aggregate outstanding principal balance of $7.8 million, to a regional commercial bank in exchange for cash consideration of $5.0 million. The sale of Operating Property A Notes was effected pursuant to participation agreements between the bank and the Company (the “Participation Agreements”). On December 14, 2016, the Company received proceeds of $5.2 million for an early payoff on the operating property loan in the Nashville, Tennessee MSA, and the Company repurchased the senior participation on this loan that was included in Operating Property A Notes. The Company paid the regional commercial bank a total of $3.4 million in connection with the repurchase, which included a $0.1 million prepayment penalty that is recorded in interest expense in the Consolidated Statements of Operations. The Company paid to the bank interest on the outstanding balance of the Operating Property A Note at the rate of 30-day LIBOR plus 3.85% for the year ended December 31, 2017. On July 20, 2017, the Company received proceeds of $2.8 million for an early payoff on the remaining Operating Property A Note in the New Orleans, Louisiana MSA, and the Company repurchased the senior participation on this loan. The Company paid the regional commercial bank a total of $1.8 million in conjunction with the repurchase, which included an $18,000 prepayment penalty. As such, there was no outstanding balance for the Operating Property A Note at December 31, 2017.

On May 27, 2016, the Company sold a third senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million, to the same commercial bank that purchased the Operating Property A Notes in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. As part of the Participation Agreement, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 4.66% at December 31, 2017. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. During the year ended December 31, 2017, the maturity date was extended to January 31, 2018, and subsequently extended to March 31, 2018 on January 30, 2018, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. The outstanding balance for the Miami A Note as of December 31, 2017 was $0.7 million.

On July 26, 2016, the Company sold to a national commercial bank operating in the Company’s markets senior participations in the construction loans of four separate development property investments with a Profits Interest (the “July 2016 A Notes”) (one in the Orlando, Florida MSA, two in the Atlanta, Georgia MSA, and one in the Tampa, Florida MSA) having an aggregate committed principal balance of approximately $21.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $14.2 million (the “July 2016 A Note Sales”). Construction has been completed and certificates of occupancy have been issued for these properties. At closing, the bank paid to the Company approximately $12.5 million for senior participations in the construction loans and will fund up to a total of $14.2 million as future draws are made on the construction loans. The Company paid interest to the bank on its senior participations at the annual rate of 30-day LIBOR plus 3.50%, for the year ended December 31, 2017. On July 25, 2017, the Company entered into the Credit Facility and subsequently repurchased the July 2016 A Notes. As such, there is no outstanding balance as of December 31, 2017.

On October 18, 2016, the Company sold to a local Memphis, Tennessee-based community bank a senior participation in the construction loan of one of the Company’s development property investments with a Profits Interest (the “October 2016 A Note”) in Charlotte, North Carolina having a committed principal balance of approximately $6.8 million and earning interest at a rate of 6.9% per annum, in exchange for a commitment by the bank to provide net proceeds of $4.4 million (the “October 2016 A Note Sale”). Construction has been completed and a certificate of occupancy has been issued for this property. At closing, the bank paid to the Company approximately $3.4 million for the senior participation in the construction loan and will fund up to a total of $4.4 million as future draws are made on the construction loans. The Company paid interest to the bank on the senior participation at the annual rate of 30-day LIBOR plus 3.50%, for the year ended December 31, 2017. On July 25, 2017, the Company entered into the Credit Facility and subsequently repurchased the October 2016 A Note. As such, there is no outstanding balance as of December 31, 2017.

In connection with the repurchase of the July 2016 A Notes and the October 2016 A Notes and entering into the Credit Facility, the Company recorded a loss on modification of debt of $0.2 million for the year ended December 31, 2017.

The table below details the bank commitment and outstanding balance of the Company’s senior participation at December 31, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2017	Maturity Date(1)
Miami A Note(2)	$10,001	$732	$9,269	30-day LIBOR + 3.10%	4.66%	January 31, 2018
Unamortized fees		(14)
Net balance		$718

(1)	On January 30, 2018, the maturity date was extended to March 31, 2018.
(2)	The funded principal in our Miami construction loan is pledged as collateral.

The table below details the bank commitments and outstanding balances of the Company’s senior participations at December 31, 2016:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2016	Maturity Date
Operating Property A Note(1)	$1,820	$1,820	$-	30-day LIBOR + 3.85%	4.47%	April 1, 2019
Miami A Note(2)	10,001	-	10,001	30-day LIBOR + 3.10%	3.72%	July 1, 2017
July 2016 A Notes(3)	14,185	13,420	765	30-day LIBOR + 3.50%	4.12%	August 1, 2019
October 2016 A Note(4)	4,405	3,375	1,030	30-day LIBOR + 3.50%	4.12%	September 1, 2021
Total	$30,411	18,615	$11,796
Unamortized fees		(33)
Net balance		$18,582

(1)	The funded principal in our New Orleans operating property loan is pledged as collateral.
(2)	The funded principal in our Miami construction loan is pledged as collateral.
(3)	The funded principal in our Atlanta 1, Atlanta 2, Tampa 1 and Orlando 1 development property investments is pledged as collateral.
(4)	The funded principal in our Charlotte 1 development property investments is pledged as collateral.

9. STOCKHOLDERS’ EQUITY

The Company had 14,429,055 and 8,956,354 shares of common stock issued and outstanding, which included 185,002 and 120,001 of nonvested restricted stock, as of December 31, 2017 and 2016, respectively. The Company had 40,000 and 10,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2017 and 2016, respectively.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. As of December 31, 2017, the Company has issued and sold an aggregate of 1,279,706 shares of common stock at a weighted average price of $22.35 per share under the ATM Program, receiving net proceeds after commissions and other offering costs of $27.8 million.

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

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of December 31, 2017, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of December 31, 2017, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of December 31, 2017 and 2016, 288,254 and 176,840 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested during the year ended December 31, 2017, 75,003 will vest in 2018, 55,001 will vest in 2019 and 54,998 will vest in 2020. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $1.3 million,  $1.1 million and $0.3 million of stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016 and 2015, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.7 million,  $2.0 million and $2.2 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $19.01,  $21.05 and $14.95 as of December 31, 2017, 2016 and 2015, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares for the years ended December 31, 2017 and 2016 is as follows:

	Year ended December 31,
	2017		2016
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at beginning of period,	120,001	$20.10	162,500	$20.08
Granted	111,414	22.59	14,340	13.95
Vested	(46,413)	20.28	(55,172)	18.27
Forfeited	-	-	(1,667)	20.00
Nonvested at end of period,	185,002	$21.58	120,001	$20.10

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

The Series A Preferred Stock ranks senior to the shares of the Company’s common stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness.

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

In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of the Company’s common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”). For the fiscal year 2017, the Stock Dividend was equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Series A Articles Supplementary, as amended. Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of the Company’s common stock pursuant to the Registration Rights Agreement (a “Registration Default”), (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission (“SEC”) against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company.

On January 25, 2018, the Company filed, with the State Department of Assessments and Taxation of the State of Maryland (“MSDAT”), Amendment No. 1 (the “Series A Articles Supplementary Amendment”) to the Articles Supplementary (the “Series A Articles Supplementary”) to the Articles of Amendment and Restatement of the Company (the “Charter”), designating the terms of the Series A

Preferred Stock. The Series A Articles Supplementary Amendment provides for certain amendments to the calculation of the cumulative dividend in the Series A Articles Supplementary, including, among other things, with respect to the computation and payment of the Aggregate Stock Dividend (as defined in the Series A Articles Supplementary) for the fiscal quarters beginning with the fiscal quarter ending March 31, 2018 through and including the fiscal quarter ending June 30, 2021.

For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, the Company will declare and pay an Aggregate Stock Dividend equal to $2,125,000 (the “Target Stock Dividend”). For the last fiscal quarter of each of 2018,  2019 and 2020 and for the second fiscal quarter of 2021, the Company will compute the cumulative Aggregate Stock Dividend for all periods after December 31, 2017 through the end of such fiscal quarter equal to 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent that we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) (the “Computed Stock Dividend”), and will declare and pay for such quarter an Aggregate Stock Dividend equal to the greater of the Target Stock Dividend or the Computed Stock Dividend minus the sum of all Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2017 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Cash Distribution (as defined in the Series A Articles Supplementary), result in a 14.0% internal rate of return for the holders of Series A Preferred Stock from the date of issuance of the Series A Preferred Stock. Accrued but unpaid Cash Distributions and Stock Dividends on the Series A Preferred Stock will accumulate and will earn additional Cash Distributions and Stock Dividends as calculated above, compounded quarterly.

The holders of Series A Preferred Stock have the right to purchase their pro rata share of any qualified offering of the Company’s common stock, which consists of any offering by the Company of the Company’s common stock except any shares of the Company’s common stock issued (i) in connection with a merger, consolidation, acquisition or similar business combination, (ii) in connection with a joint venture, strategic alliance or similar corporate partnering arrangement, (iii) in connection with any acquisition of assets by the Company, (iv) at market prices pursuant to a registered at-the-market program and/or (v) as part of a compensatory or employment arrangement.

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of and for the year ended December 31, 2017.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2018 annual meeting of stockholders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on the Board. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of Series A Preferred Stock are entitled to elect two additional directors to serve on the Board until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

The Purchase Agreement requires that the Company and its subsidiaries conduct their business in the ordinary course of business consistent with past practice and use reasonable best efforts to (i) preserve substantially intact the business organization and (ii) avoid becoming subject to the requirements of the Investment Company Act of 1940, as amended (the “1940 Act”). Additionally, the Company and its subsidiaries may not change or alter materially its method of accounting or the manner in which it keeps its accounting books and records unless required by the SEC to reflect changes in U.S. generally accepted accounting principles or, in the business judgment of the Board, such change would be in the best interests of the Company or stockholders.

Future issuances of shares of Series A Preferred Stock at any one or more closings after the Effective Date are contingent upon the satisfaction of certain conditions at the time of such proposed purchase, including that (i) the representations and warranties of the Purchase Agreement remain true and correct in all material respects and the Company has complied with all covenants and conditions under the Purchase Agreement, the Articles Supplementary, the Registration Rights Agreement and the documents related thereto, (ii) no material adverse effect (as such term is defined in the Purchase Agreement) has occurred, (iii) there is no suspension of trading of the Company’s common stock on the NYSE or such other market or exchange on which the common stock is then listed or traded (the “Principal Market”), (iv) a Key Man Event shall not have occurred, as described above, and (v) the Company has delivered certain customary closing deliverables.

An event of default under the Purchase Agreement terminates the obligation of the Buyers to acquire shares of Series A Preferred Stock from the Company and also triggers the Cash Premium described above. Such events of default under the Purchase Agreement include (i) a Registration Default, (ii) the suspension of trading or delisting of the Company’s common stock on the Principal Market, (iii) the failure by the transfer agent of the Company to issue shares of the Series A Preferred Stock to the Buyers (subject to an applicable cure period), (iv) the Company’s breach of a representation or warranty, covenant or other term or condition under the Purchase Agreement, Articles Supplementary, the Registration Rights Agreement or the documents related thereto that has a material adverse effect (subject to an applicable cure period), (v) the failure of the Company to sell $50 million of shares of Series A Preferred Stock on or prior to the tenth business day after the expiration of the Commitment Period, (vi) an event of default under any secured indebtedness of the Company, or (vii) certain bankruptcy proceedings.

The holders of the Series A Preferred Stock will have certain customary registration rights with respect to the common stock issued as Stock Dividends pursuant to the terms of a Registration Rights Agreement.

The issuance and sale of the Series A Preferred Stock, and the issuance of shares of the Company’s common stock and/or additional shares of Series A Preferred Stock issuable as Stock Dividends, will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Buyers represented to the Company that they are “accredited investors” as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Series A Preferred Stock or common stock issuable pursuant to the Purchase Agreement.

As of December 31, 2017, the Company had issued 40,000 restricted shares of the Series A Preferred Stock to the Buyers and received $40.0 million in proceeds pursuant to the terms of the Purchase Agreement.

On March 7, 2017, the Company declared a (i) cash distribution of $17.50 per share of Series A Preferred Stock, payable on April 14, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on April 15, 2017, to holders of Series A Preferred Stock of record on the close of business on April 1, 2017.

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

On November 1, 2017, the Company declared a cash distribution of $9.48 per share of Series A Preferred Stock, payable on January 12, 2018, to holders of Series A Preferred Stock of record on the close of business on January 1, 2018, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on January 12, 2018, to holders of Series A Preferred Stock of record on the close of business on January 1, 2018.

10. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2017:

Date declared	Record date	Payment date	Per share amount	Total amount
March 7, 2017	April 3, 2017	April 14, 2017	$0.35	$3,149
May 3, 2017	July 3, 2017	July 14, 2017	$0.35	$4,983
August 1, 2017	October 2, 2017	October 13, 2017	$0.35	$4,983
November 1, 2017	January 2, 2018	January 12, 2018	$0.35	$5,051

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2017:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
March 7, 2017	April 1, 2017	April 14, 2017	$17.50	$175
May 3, 2017	July 1, 2017	July 14, 2017	17.69	177
August 1, 2017	October 1, 2017	October 13, 2017	17.89	179
November 1, 2017	January 1, 2018	January 12, 2018	9.48	379

Stock dividend:
March 7, 2017	April 1, 2017	April 15, 2017 (1)	$37.10	$371
May 3, 2017	July 1, 2017	-	-	-
August 1, 2017	October 1, 2017	October 13, 2017 (2)	13.15	131
November 1, 2017	January 1, 2018	January 12, 2018 (3)	1.11	44

(1)	16,497 shares of common stock were issued at the election of the Holders
(2)	6,703 shares of common stock were issued at the election of the Holders
(3)	2,222 shares of common stock were issued at the election of the Holders

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

(1)	41,353 shares of common stock were issued at the election of the Holders

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the years ended December 31, 2017, 2016 and 2015, the

Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Year ended December 31,
Shares outstanding	2017	2016	2015
Weighted average common shares - basic	11,735,455	6,060,100	4,504,356
Effect of dilutive securities	173,057	152,548	-
Weighted average common shares, all classes	11,908,512	6,212,648	4,504,356

Calculation of Earnings per Share - basic
Net income (loss)	$14,559	$16,017	$(2,943)
Less:
Net income allocated to preferred stockholders	1,456	996	-
Net income allocated to unvested restricted shares (1)	188	345	-
Dividends declared on unvested restricted shares	-	-	152
Net income (loss) attributable to common shareholders – two-class method	$12,915	$14,676	$(3,095)

Weighted average common shares - basic	11,735,455	6,060,100	4,504,356
Earnings per share - basic	$1.10	$2.42	$(0.69)

Calculation of Earnings per Share - diluted
Net income (loss)	$14,559	$16,017	$(2,943)
Less:
Net income (loss) allocated to preferred stockholders	1,456	996	-
Dividends declared on unvested restricted shares	-	-	152
Net income (loss) attributable to common shareholders – two-class method	$13,103	$15,021	$(3,095)

Weighted average common shares - diluted	11,908,512	6,212,648	4,504,356
Earnings per share - diluted	$1.10	$2.42	$(0.69)

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the years ended December 31, 2017, 2016 and 2015.

12. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at December 31, 2017 and 2016 were $215.9 million and $78.7 million, respectively. The interest income realized and the change in fair value from these equity method investments was $18.0 million, $21.4 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $13.9 million and $5.4 million at December 31, 2017 and 2016, respectively, and the earnings from this venture were $2.3 million and $1.3 million for the years ended December 31, 2017 and 2016, respectively. There were no earnings for the year ended December 31, 2015 as the SL1 Venture did not commence until March 2016.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Company’s common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense,  $0.2 million and $0.5 million of expense for the deferred termination fee for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Under the Third Amended and Restated Management Agreement, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that we have not yet acquired). The Third Amended and Restated Management Agreement clarifies that in addition to certain previously agreed upon adjustments, with respect to any self-storage facility acquired by the Company with respect to which we had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser mutually agreed to by the Company and the Manager who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any Company loan secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of the Company’s unrealized gain on account of the Company’s acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee, both of which are described further below. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement pursuant to its terms, other than for Cause or the Company being required to register as an investment company under the 1940 Act, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $3.0 million,  $3.3 million and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Management Fees

As of December 31, 2017, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. The Company has agreed to pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $3.5 million, $1.7 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017 and 2016, the Company had outstanding fees due to Manager of $1.5 million and $1.0 million, respectively, consisting of the management fees payable and certain general and administrative fees payable.

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

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any facilities underlying the Company’s target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors. Going forward, “Core Earnings” will be calculated based on the new formulation set forth in the Third Amended and Restated Management Agreement, which the Company, the Operating Company and the Manager entered into on November 1, 2017.

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager has not earned an incentive fee for any quarter in the years ended December 31, 2017, 2016 and 2015.

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

Restructuring costs reflected in the accompanying Consolidated Statements of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420,  Exit or Disposal Cost Obligations, have been met regarding a plan of termination and when communication has been made to employees. During the years ended December 31, 2017, 2016 and 2015, the Company incurred none, $54,000 and $0.3 million in restructuring costs in the Consolidated Statements of Operations, respectively.

	Year ended December 31, 2017
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2016	costs incurred	payments	activity	December 31, 2017	incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	79	-	(43)	-	36	187
Other	-	-	-	-	-	13
Total restructuring costs	$79	$-	$(43)	$-	$36	$330

	Year ended December 31, 2016
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2015	costs incurred	payments	activity	December 31, 2016	incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	64	(70)	-	79	187
Other	10	-	-	(10)	-	13
Total restructuring costs	$95	$64	$(70)	$(10)	$79	$330

	Year ended December 31, 2015
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2014	costs incurred	payments	activity	December 31, 2015	incurred
Severance	$-	$97	$97	$-	$-	$97
Fixed asset disposal	-	33	-	33	-	33
Lease termination	-	124	39	-	85	124
Other	-	22	12	-	10	22
Total restructuring costs	$-	$276	$148	$33	$95	$276

14.  COMMITMENTS AND CONTINGENCIES

As described in Note 3, Investments, the Company has $310.8 million of unfunded loan commitments related to its investment portfolio. As described in Note 5, Investment in Real Estate Venture,  the Company has $3.4 million of unfunded loan commitments to the SL1 Venture. As described in Note 7,  Other Loans, the Company has $3.4 million of unfunded loan commitments related to nine revolving loan agreements.

In conjunction with the Management Agreement with its Manager, the Company also is obligated under several operating leases (primarily for office spaces). The Company recognized $0.2 million and $0.2 million of rent expense for the years ended December 31, 2017 and 2016, respectively, all of which is included in general and administrative expenses in the Consolidated Statements of Operations. During the year ended December 31, 2015, the Company recognized $0.4 million of rent expense (gross of $0.2 million of sublease income). Of this amount, $0.1 million was included in general and administrative expenses, and the remaining amount was included in restructuring costs in the Consolidated Statements of Operations. The following table summarizes the maturities of the Company’s senior participation and future minimum payments (gross of any sublease income) under the operating leases as of December 31, 2017:

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations (1) (2)	$732	$-	$-	$-	$-	$-	$732
Operating lease obligations	237	171	145	-	-	-	553
Total	$969	$171	$145	$-	$-	$-	$1,285

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus a spread of 3.10%.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims that could materially impact its financial position, results of operations, or cash flows.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2017:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2017:
Total revenues	$2,301	$2,599	$3,361	$3,930
Net income	$1,783	$5,194	$4,457	$3,125
Net income attributable to common stockholders	$1,237	$5,017	$4,147	$2,702
Net income per common share - basic	$0.14	$0.50	$0.29	$0.19
Net income per common share - diluted	$0.14	$0.50	$0.29	$0.19

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2016:

	For the three month period ended,
	March 31		June 30	September 30	December 31
2016:
Total revenue	$1,143		$1,533	$1,698	$2,158
Net income	$1,122	(1)	$5,412	$4,994	$4,489
Net income attributable to common stockholders	$1,122		$5,412	$4,994	$3,493
Net income per common share - basic	$0.18		$0.89	$0.84	$0.53
Net income per common share - diluted	$0.18		$0.89	$0.84	$0.53

(1)	Includes $2.0 million in transaction and other expenses.

16. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the year ended December 31, 2017.

Investment Activity

Subsequent to December 31, 2017 the Company closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
2/8/2018	Minneapolis 2	$10,543
	Total	$10,543

On January 10, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 1 development property investment with a Profits Interest for $2.7 million. On February 2, 2018, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest for $2.4 million and $3.0 million, respectively. On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest for $0.9 million. These purchases increased the Company’s ownership interest on each development property investment from 49.9% to 100%. The Company now owns all management and voting rights in each of these limited liability companies.

On March 2, 2018, the Company closed its first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. We refer to this transaction as the “Miami portfolio investment”. Three bridge loans amounting to an aggregate principal amount of  $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly in cash. The Company has a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet that are expected to begin lease up in March 2018, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly in cash and 3.0% accruing and payable upon maturity of the loan. The Company also has a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each. Approximately $76.9 million of the aggregate principal amount of the five loans was advanced upon closing, with the balance to be advanced as requested by the borrower to pay interest, operating and other expenses during the lease up period.

Amendment to the Series A Preferred Stock Articles Supplementary

On January 25, 2018, the Company filed, with MSDAT, Amendment No. 1 to the Series A Articles Supplementary. The Series A Articles Supplementary Amendment provides for certain amendments to the calculation of the cumulative dividend in the Series A Articles Supplementary, including, among other things, with respect to the computation and payment of the Aggregate Stock Dividend (as defined in the Series A Articles Supplementary) for the fiscal quarters beginning with the fiscal quarter ending March 31, 2018 through and including the fiscal quarter ending June 30, 2021.

For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, the Company will declare and pay an Aggregate Stock Dividend equal to $2,125,000 (the “Target Stock Dividend”). For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, the Company will compute the cumulative Aggregate Stock Dividend for all periods after December 31, 2017 through the end of such fiscal quarter equal to 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent that we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) (the “Computed Stock Dividend”), and will declare and pay for such quarter an Aggregate Stock Dividend equal to the greater of the Target Stock Dividend or the Computed Stock Dividend minus the sum of all Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2017 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Cash Distribution (as defined in the Series A Articles Supplementary), result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

Public Offering of Series B Preferred Stock

On January 25, 2018, the Company filed Articles Supplementary (the “Series B Articles Supplementary”) with the State Department of Assessments and Taxation of the State of Maryland designating 1,725,000 of its authorized preferred stock as 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”).

The Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness.

Holders of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Board and declared by the Company, out of funds legally available for the payment of dividends under Maryland law, cumulative cash dividends from, and including, the original issue date quarterly in arrears on the fifteenth (15th) day of January, April, July and October of each year (or if not a business day, on the immediately preceding business day) (each, a “dividend payment date”). These cumulative cash dividends will accrue on the liquidation preference amount of $25.00 per share at a rate per annum equal to 7.00% with respect to each dividend period from and including the original issue date (equivalent to an annual rate of  $1.7500 per share) from the date of issuance of such Series B Preferred Stock. Dividends will be payable to holders of record as of 5:00 p.m., New York City time, on the related record date. The record dates for the Series B Preferred Stock are the close of business on the first (1st) day of January, April, July or October immediately preceding the relevant dividend payment date (each, a “dividend record date”). If any dividend record date falls on any day other than a business day as defined in the Series B Articles Supplementary, the dividend record date shall be the immediately succeeding business day.

On or after January 26, 2023, the Series B Preferred Stock may be redeemed, at the Company’s option, upon not less than 30 nor more than 60 days’ written notice, in whole or in part, at any time and from time to time, for cash at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption. Holders of Series B Preferred Stock will have no right to require the redemption or repurchase of the Series B Preferred Stock. Upon the occurrence of a Change of Control (as defined in the Series B Articles Supplementary), we may redeem for cash, in whole or in part, the Series B Preferred Stock within 120 days after the date on which such Change of Control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption.

Upon the occurrence of a Change of Control, each holder of Series B Preferred Stock will have the right (unless, prior to the Change of Control conversion date, the company has provided or provides notice of its election to redeem, in whole or in part, the Series B Preferred Stock) to convert some or all of the Series B Preferred Stock held by such holder (the “Change of Control Conversion Right”), on the Change of Control Conversion Date (as defined below) into a number of the Company’s common stock per Series B Preferred Stock to be converted equal to the lesser of: (1) the quotient obtained by dividing (i) the sum of  (x) the liquidation preference amount of $25.00 per Series B Preferred Stock, plus (y) any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a record date for a Series B Preferred Stock dividend payment for which dividends have been declared and prior to the corresponding Series B Preferred Stock dividend payment date, in which case no additional amount for such accrued and unpaid dividend will be included in this sum and such declared dividend will instead be paid, on such dividend payment date, to the holder of record of the Series B Preferred Stock to be converted as of 5:00 p.m. New York City time, on such record date) by (ii) the defined Stock Price; and (2) the 2.74876 share cap, subject to certain adjustments.

Holders of the Series B Preferred Stock generally will have no voting rights. However, if the Company is in arrears on dividends, whether or not authorized or declared, on the Series B Preferred Stock for six or more quarterly periods, whether or not consecutive, holders of Series B Preferred Stock (voting together as a single class with the holders of all other classes or series of parity preferred stock (which excludes holders of Series A Preferred Stock, who are entitled to a separate class vote to elect separate Series A Preferred directors, as described above, upon which like voting rights have been conferred and are exercisable) will be entitled to elect two additional directors at a special meeting called upon the request of the holders of at least 10% of such outstanding shares of Series B Preferred Stock or the holders of at least 10% of outstanding shares of any such other class or series of the Company’s parity preferred stock or at the Company’s next annual meeting and each subsequent annual meeting of stockholders, until all accrued and unpaid dividends with respect to the Series B Preferred Stock have been paid. Such directors will be elected by a vote of holders of a majority of the outstanding Series B Preferred Stock and any other series of parity equity securities upon which like voting rights have been conferred and are exercisable, voting together as a single class (which excludes holders of Series A Preferred Stock, who are entitled to a separate class vote to elect separate Series A Preferred directors as described above).

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive a liquidating distribution in the amount of  $25.00 per share, plus accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date of final distribution to such holders.

On January 26, 2018, the Company received $36.3 million in proceeds, net of underwriter’s discount but before offering costs, related to the issuance of 1,500,000 shares of Series B Preferred Stock.

In connection with the issuance of the Series B Preferred Stock, the Company, acting in its capacity as the sole managing member of the Operating Company, entered into Amendment No. 2 to the Limited Liability Company Agreement in order to provide for the issuance, and the designation of the terms and conditions, of newly classified 7.00% Series B preferred units of limited liability company interest in the Operating Company, the economic terms of which are identical to those of the Series B Preferred Stock. For more information about the Series B Preferred Stock, see out Current Report on Form 8-K filed on January 25, 2018.

Issuance of Series A Preferred Stock

On February 16, 2018, the Company issued 20,000 restricted shares of the Series A Preferred Stock to the Buyers and received $20.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Credit Facility

As of December 31, 2017, the Company had no borrowings under its Credit Facility. As of March 1, 2018, the Company had $30.0 million outstanding out of its $40.8 million in total availability under the Credit Facility.

First Quarter Dividend Declarations

On February 28, 2018, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2018. The dividends are payable on April 15, 2018 (or if not a business day, on the next business day) to holders of Series A Preferred Stock of record on April 1, 2018.

On February 28, 2018, the Company’s Board of Directors declared a pro rata cash dividend on the Series B Preferred Stock for the period from, and including, the original issue date of January 26, 2018, to, but excluding, April 13, 2018, in the amount of  $0.37431 per share. The dividends are payable on April 13, 2018 to holders of Series B Preferred Stock of record on April 2, 2018.

On February 28, 2018, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2018. The dividend is payable on April 13, 2018 to stockholders of record on April 2, 2018.

JERNIGAN CAPITAL, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2017

(Dollars in thousands)

Gross Carrying Amount at
			Initial Cost			December 31, 2017
	Square			Buildings and	Costs Subsequent		Buildings and		Accumulated	Year
Description	Footage	Encumbrances	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (1)	Acquired
Ocoee, FL	93,965		1,505	14,322	-	1,505	14,322	15,827	472	2017

(1)	The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

December 31, 2017
Self-storage real estate owned:
Balance at beginning of period	$-
Acquisitions & improvements	15,827
Construction in progress	-
Balance at end of period	$15,827

Accumulated Depreciation:
Balance at beginning of period	$-
Depreciation expense	472
Dispositions and other	-
Balance at end of period	$472

JERNIGAN CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2017

(Dollars in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H
								Principal Amount
				Periodic		Face	Carrying	of Loans Subject
		Interest	Final Maturity	Payment		Amount of	Amount of	to Delinquent
Description	Location (6)	Rate	Date	Terms	Prior Liens	Loans	Loans (1)	Principal or Interest
Development property investments:
Development investments with a profits interest
Self-storage development project	Atlanta	6.90%	1-Jul-21	(2)(8)	-	8,086	10,741	-
Self-storage development project	Tampa	6.90%	1-Jul-21	(2)(7)	-	5,285	6,012	-
Self-storage development project	Atlanta	6.90%	1-Jul-21	(2)(8)	-	5,769	8,631	-
Self-storage development project	Charlotte	6.90%	1-Aug-21	(2)(8)	-	7,251	10,363	-
Self-storage development project	Milwaukee	6.90%	1-Aug-21	(2)(8)	-	7,512	8,994	-
Self-storage development project	New Haven	6.90%	1-Sep-21	(2)(9)	-	6,524	8,231	-
Self-storage development project	Pittsburgh	6.90%	1-Sep-21	(2)(9)	-	4,798	6,774	-
Self-storage development project	Raleigh	6.90%	1-Sep-21	(2)(8)	-	5,550	5,889	-
Self-storage development project	Jacksonville	6.90%	1-Oct-21	(2)(10)	-	5,988	8,913	-
Self-storage development project	Austin	6.90%	27-Oct-21	(2)(8)	-	7,297	8,782	-
Self-storage development project	Charlotte	6.90%	20-Sep-22	(2)(8)	-	5,453	5,686	-
Self-storage development project	Jacksonville	6.90%	17-Nov-22	(3)(8)	-	4,971	5,818	-
Self-storage development project	New York City	6.90%	4-Jan-23	(4)(8)	-	14,914	18,892	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	2,393	2,236	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	7,040	7,147	-
Self-storage development project	Orlando	6.90%	24-Feb-23	(3)(8)	-	3,144	3,335	-
Self-storage development project	New Orleans	6.90%	24-Feb-23	(3)(8)	-	677	553	-
Self-storage development project	Atlanta	6.90%	27-Feb-23	(3)(8)	-	4,971	4,739	-
Self-storage development project	Fort Lauderdale	6.90%	28-Feb-23	(3)(8)	-	1,128	1,043	-
Self-storage development project	Houston	6.90%	28-Feb-23	(3)(8)	-	3,633	3,547	-
Self-storage development project	Louisville	6.90%	14-Apr-23	(3)(8)	-	2,932	3,083	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	1,940	1,849	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	5,442	5,849	-
Self-storage development project	Atlanta	6.90%	1-Jun-23	(3)(8)	-	4,344	4,262	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	1,086	1,010	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	1,422	1,335	-
Self-storage development project	Tampa	6.90%	1-Jul-23	(3)(8)	-	1,847	1,752	-

Self-storage development project	Baltimore	9.50%	1-Jul-23	(3)(5)(8)	-	3,315	3,115	-
Self-storage development project	Knoxville	6.90%	28-Jun-23	(3)(8)	-	1,351	1,265	-
Self-storage development project	Boston	6.90%	28-Jun-23	(3)(11)	-	4,978	4,914	-
Self-storage development project	New York City	9.50%	1-Jul-23	(4)(5)(8)	-	18,042	17,576	-
Self-storage development project	Jacksonville	6.90%	27-Jul-23	(3)(8)	-	1,134	1,053	-
Self-storage development project	Orlando	6.90%	1-Sep-23	(3)(8)	-	2,059	1,960	-
Self-storage development project	Los Angeles	6.90%	30-Sep-24	(16)(12)	-	7,533	7,398	-
Self-storage development project	Miami	6.90%	14-Sep-23	(3)(8)	-	5,862	5,725	-
Self-storage development project	Louisville	6.90%	30-Sep-23	(3)(8)	-	1,864	1,762	-
Self-storage development project	Miami	9.50%	1-Nov-23	(3)(5)(8)	-	1,014	820	-
Self-storage development project	New York City	9.50%	1-Nov-23	(3)(5)(8)	-	2,595	2,294	-
Self-storage development project	Miami	9.50%	1-Dec-23	(3)(5)(8)	-	3,508	3,099	-
Self-storage development project	Minneapolis	6.90%	21-Nov-23	(3)(8)	-	1,150	1,023	-
Self-storage development project	Boston	6.90%	1-Jan-24	(3)(8)	-	1,306	1,220	-
Self-storage development project	New York City	6.90%	15-Dec-23	(3)(8)	-	927	823	-
Self-storage development project	Boston	6.90%	27-Dec-23	(3)(11)	-	2,259	2,169	-
Self-storage development project	New York City	6.90%	1-Jan-24	(16)(8)	-	4,303	4,178	-
					$-	$194,597	$215,860	$-

Construction loans - first mortgages
Self-storage development project	Miami	6.90%	31-Jan-18	(13)	-	12,492	12,373	-
					$-	$12,492	$12,373	$-
Operating property loans - first mortgages
Self-storage property	Newark	5.85%	1-Aug-22 (14)	(15)	-	3,480	3,447	-
Self-storage property	Chicago	6.90%	22-Dec-21	(15)	-	2,500	2,491	-
					$-	$5,980	$5,938	$-

					$-	$213,069	$234,171	$-

(1) The face amount of loans in Column F approximate the aggregate cost for federal income tax purposes.

(2) Development property investments with a Profits Interest are comprised of a construction loan secured by a first mortgage on the development project and a mezzanine loan secured by a first priority security interest in the membership interests of the owners of the project. These loans are entered into simultaneously and are valued as a single instrument for accounting purposes.

(3) Development property investments with a Profits Interest are comprised of a construction loan secured by a first mortgage on the development project.

(4) Development property investments with a Profits Interest are comprised of a construction lending facility secured by a first mortgage on the development project. This project is located in New York state, and in order to comply with the New York lien law, our typical investment commitment amount was divided into three tranches with three individual promissory notes, each secured by the first mortgage on the development project. The first note is comprised of land costs only, the second is comprised of construction hard costs only, and the third is comprised of all the remaining costs in the project, with the total amount of all three notes equaling our total investment commitment amount.

(5) For this investment, interest accrues at a rate of 9.5% per annum, with 6.5% payable monthly from interest reserves and the remaining 3.0% accruing but not payable until the loan matures or is paid off.

(6)  Represents the MSA of the development project.

(7) Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 25th month - no prepayment permitted; on or after 25th month but prior to 37th month, 3%; on or after 37th month but prior to 49th month, 2%; on or after 49th month but prior to 61st month, 1%; on or after 61st month - no prepayment premium.

(8) Interest only monthly (funded from interest reserve until the project is generating positive cash flows, in which case, all or a portion of the interest is paid in cash); balloon payment due at maturity; prepayment penalty - On or before 37th month - no prepayment permitted; on or after 37th month but prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(9) Interest only monthly (funded from interest reserve until the project is generating positive cash flows, in which case, all or a portion of the interest is paid in cash); balloon payment due at maturity; prepayment penalty – Prior to completion date – no prepayment permitted; prior to 19th month following completion - no prepayment premium; on or after 19th month but prior to 31st month following completion, 3%; on or after 31st month but prior to 43rd month following completion, 2%; on or after 43rd month but prior to 55th month following completion, 1%; on or after 55th month following completion - no prepayment premium.

(10) Interest only monthly; balloon payment due at maturity; prepayment penalty – On or before 13th month – no prepayment permitted; on or after 13th month but prior to 19th month – no prepayment premium; on or after 19th month but prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(11)  Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 37th month, 4%; on or after 37th month but prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 67th month, 1%; on or after 67th month - no prepayment premium.

(12)  Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 37th month - no prepayment permitted; on or after 37th month but prior to 49th month, 2%; on or after 49th month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(13) Interest only monthly (funded from interest reserve); balloon payment due at maturity subject to contribution agreements from equity REIT; no prepayment permitted for all or any portion of the loan prior to completion of construction and receipt of certificate of occupancy.

(14) Original maturity date is August 1, 2022 with an option to extend 36 months to August 1, 2025.

(15) Interest only monthly; balloon payment due at maturity; no prepayment during first 36 months, thereafter stepdown prepayment of 3%, 2%, 1%, no prepayment the last 90 days prior to maturity.

(16) This development property investment with a Profits Interest is secured by a first priority security interest in the membership interest of the developer partner of the project.

The following table sets forth the activity of mortgage loans for the year ended December 31, 2017:

Balance as of December 31, 2016	$115,039
Fundings of principal, net of unamortized origination fees	150,217
Reclassification of self-storage real estate owned	(12,919)
Payment-in-kind interest	8,575
Repayments of principal	(37,545)
Net unrealized gains	10,804
Balance as of December 31, 2017	$234,171

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2018 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2017

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017

Schedule III and IV are included herein and are incorporated by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith. All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

(3)	Exhibits:

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10-K.

ITEM 16. 10-K SUMMARY

The Company has elected not to include a summary.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.2

Amended and Restated Bylaws of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.2 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.3

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

3.4

Amendment No. 1 to Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

3.5

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

4.1

Form of Certification for Common Stock of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 4.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)

10.1

Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 5, 2016)

10.2

Amended and Restated Agreement of Limited Partnership of Jernigan Capital Operating Partnership LP (Incorporated by reference to Exhibit 10.3 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

10.3	Jernigan Capital, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.4 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.4†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.5

Indemnification Agreement between Jernigan Capital, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.6†	Restricted Stock Agreement with John A. Good (Incorporated by reference to Exhibit 99.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on June 16, 2015)
10.7	Indemnification Agreement with John A. Good (Incorporated by reference to Exhibit 99.3 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on June 16, 2015)
10.8†	Restricted Stock Agreement with William C. Drummond (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.9	Indemnification Agreement with William C. Drummond (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)
10.10	Limited Liability Company Agreement of Storage Lenders LLC (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 11, 2016)
10.11

Amended and Restated Management Agreement between Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Advisors, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 23, 2016)

10.12

Stock Purchase Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.13

Amendment No. 1 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated July 27, 2016 (Incorporated by reference to Exhibit 10.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.14

Registration Rights Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.3 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.15	Indemnification Agreement with James D. Dondero (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on August 8, 2016)
10.16	Indemnification Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.17†	Restricted Stock Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.18

Credit Agreement, dated July 25, 2017, by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 26, 2017)

10.19

Unconditional Guaranty of Payment and Performance, dated as of July 25, 2017, by and among Jernigan Capital, Inc. and its subsidiaries party there to, in favor of KeyBank National Association and the other lenders under the Credit Facility (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 26, 2017)

10.20

Third Amended and Restated Management Agreement, dated as of November 1, 2017, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Advisors, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.21

Amendment No. 2 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated January 25, 2018 (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Frazee Ivy Davis, PLC regarding consolidated financial statements of Franklin Parent, LLC
23.3*	Consent of Frazee Ivy Davis, PLC regarding consolidated financial statements of LR-Bayshore 1, LLC
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1*	Consolidated Financial Statements of Franklin Parent, LLC and Subsidiary as of December 31, 2017 (unaudited) and December 31, 2016 (audited).
99.2*	Consolidated Financial Statements of LR-Bayshore 1, LLC as of December 31, 2017 (audited)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

† Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

8
JERNIGAN CAPITAL, INC.

Date:	March 2, 2018	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2018	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Chairman of the Board and Chief Executive Officer
(principal executive officer)

Date:	March 2, 2018	By:	/s/ JOHN A. GOOD
John A. Good
President, Chief Operating Officer and Director

Date:	March 2, 2018	By:	/s/ KELLY P. LUTTRELL
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, and Treasurer
(principal financial and accounting officer)

Date:	March 2, 2018	By:	/s/ MARK O. DECKER
Mark O. Decker
Director

Date:	March 2, 2018	By:	/s/ JAMES D. DONDERO
James D. Dondero
Director

Date:	March 2, 2018	By:	/s/ HOWARD A. SILVER
Howard A. Silver
Director

Date:	March 2, 2018	By:	/s/ HARRY J. THIE
Harry J. Thie
Director