Form 10-Q
period 2018-03-31
Jernigan Capital, Inc.
filed 2018-05-04
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

As of May 1, 2018, Jernigan Capital, Inc. had 14,567,071 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and cash equivalents	$15,238	$46,977
Self-Storage Investment Portfolio:
Development property investments at fair value, of which $60.6 million and $59.9 million of funded principal is pledged as collateral against the Company’s secured revolving credit facility and senior loan participation as of March 31, 2018 and December 31, 2017, respectively	239,754	228,233
Bridge loan investments at fair value	77,435	-
Operating property loans at fair value, of which $6.0 million of funded principal is pledged as collateral against the Company's secured revolving credit facility as of March 31, 2018 and December 31, 2017	5,885	5,938
Self-storage real estate owned, net	60,459	15,355
Investment in and advances to self-storage real estate venture	14,759	13,856
Other loans, at cost	1,103	1,313
Deferred financing costs	1,565	2,004
Prepaid expenses and other assets	884	776
Fixed assets, net	170	182
Total assets	$417,252	$314,634

Liabilities:
Senior loan participation	$732	$718
Secured revolving credit facility	30,000	-
Due to Manager	1,405	1,484
Accounts payable, accrued expenses and other liabilities	3,155	1,138
Dividends payable	8,652	5,474
Total liabilities	43,944	8,814

Equity:
7.00% Series A Cumulative preferred stock, $0.01 par value, 300,000 shares authorized; 75,000 and 40,000 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively, at liquidation preference of $75.0 million and $40.0 million, net of offering costs, respectively	72,181	37,764
7.00% Series B Cumulative preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,500,000 and no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively, at liquidation preference of $37.5 million and none, net of offering costs, respectively	35,988	-
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2018 and December 31, 2017; 14,447,043 and 14,429,055 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	144	144
Additional paid-in capital	277,194	276,814
Accumulated deficit	(12,199)	(8,902)
Total equity	373,308	305,820
Total liabilities and equity	$417,252	$314,634

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2018	2017
Revenues:
Interest income from investments	$4,562	$2,119
Rental and other property-related income from real estate owned	623	63
Other revenues	31	119
Total revenues	5,216	2,301

Costs and expenses:
General and administrative expenses	1,818	1,578
Management fees to Manager	1,304	630
Property operating expenses of real estate owned	311	31
Depreciation and amortization of real estate owned	702	24
Other expenses	290	-
Total costs and expenses	4,425	2,263

Operating income	791	38

Other income (expense):
Equity in earnings from unconsolidated real estate venture	550	422
Change in fair value of investments	4,320	1,393
Interest expense	(416)	(204)
Other interest income	109	134
Total other income	4,563	1,745
Net income	5,354	1,783
Net income attributable to preferred stockholders	(3,595)	(546)
Net income attributable to common stockholders	$1,759	$1,237

Basic earnings per share attributable to common stockholders	$0.12	$0.14
Diluted earnings per share attributable to common stockholders	$0.12	$0.14

Dividends declared per share of common stock	$0.35	$0.35

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Series A		Series B						Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2016	10,000	$9,448	-	$-	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(2)	-	-	-	-	-	-	(2)	-	(2)
Stock dividend paid on preferred stock	-	-	-	-	41,353	-	823	-	823	-	823
Equity offering costs related to issuance of common stock	-	-	-	-	-	-	(7)	-	(7)	-	(7)
Stock-based compensation	-	-	-	-	-	-	292	-	292	-	292
Dividends declared on preferred stock	-	-	-	-	-	-	-	(546)	(546)	-	(546)
Dividends declared on common stock	-	-	-	-	-	-	-	(3,149)	(3,149)	-	(3,149)
Net income	-	-	-	-	-	-	-	1,783	1,783	-	1,783
Balance at March 31, 2017	10,000	$9,446	-	$-	8,997,707	$90	$163,772	$(5,752)	$167,556	$-	$167,556

Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	35,000	34,417	1,500,000	35,988	-	-	-	-	70,405	-	70,405
Stock dividend paid on preferred stock	-	-	-	-	2,222	-	44	-	44	-	44
Repurchase and retirement of 2,234 shares of common stock	-	-	-	-	(2,234)	-	(40)	-	(40)	-	(40)
Issuance of stock-based awards	-	-	-	-	18,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	376	-	376	-	376
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(3,034)	(3,034)	-	(3,034)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(561)	(561)	-	(561)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,056)	(5,056)	-	(5,056)
Net income	-	-	-	-	-	-	-	5,354	5,354	-	5,354
Balance at March 31, 2018	75,000	$72,181	1,500,000	$35,988	14,447,043	$144	$277,194	$(12,199)	$373,308	$-	$373,308

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,354	$1,783
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(4,013)	(1,476)
Change in fair market value of investments	(4,320)	(1,393)
Stock-based compensation	376	292
Equity in earnings from unconsolidated self-storage real estate venture	(548)	(419)
Return on investment from unconsolidated self-storage real estate venture	201	192
Depreciation and amortization	719	38
Amortization of deferred financing costs	177	2
Accretion of origination fees	(160)	(153)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(81)	70
Due to Manager	(79)	(169)
Accounts payable, accrued expenses, and other liabilities	255	108
Net cash used in operating activities	(2,119)	(1,125)

Cash flows from investing activities:
Purchase of fixed assets	(6)	-
Purchase of self-storage real estate owned	(8,785)	(1,270)
Capital contributions to unconsolidated self-storage real estate venture	(831)	(1,324)
Advances to unconsolidated self-storage real estate venture	(6,516)	(11,564)
Repayment of advances to unconsolidated self-storage real estate venture	6,791	7,719
Funding of investment portfolio:
Origination fees received in cash	1,167	1,129
Development property and bridge loan investments	(116,746)	(33,787)
Funding of other loans	(325)	(8,152)
Repayments of investment portfolio investments	3	6,860
Repayments of other loans	418	5,079
Net cash used in investing activities	(124,830)	(35,310)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	29,901	-
Senior loan participations	-	717
Deferred financing costs	(185)	(87)
Stock repurchase	(40)	-
Net proceeds from issuance of Series A preferred stock	34,976	(2)
Net proceeds from issuance of Series B preferred stock	35,988	-
Costs related to the future issuance of common stock	-	(7)
Dividends paid on Series A preferred stock	(379)	(173)
Dividends paid on common stock	(5,051)	(3,134)
Net cash provided by (used in) financing activities	95,210	(2,686)
Net change in cash and cash equivalents	(31,739)	(39,121)
Cash and cash equivalents at the beginning of the period	46,977	67,373
Cash and cash equivalents at the end of the period	$15,238	$28,252

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

A VIE must be consolidated only by its primary beneficiary, which is defined as the party that, along with its affiliates and agents, has both the: (i) power to direct the activities that most significantly impact the VIE’s economic performance and (ii) obligation to absorb the losses of the VIE or the right to receive the benefits from the VIE, which could be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE by considering qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of its investment; the obligation or likelihood for the Company or other interests to provide financial support; and consideration of the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders and the similarity with and significance to the Company’s business activities and the other interests. Management reassesses the determination of whether the Company is the primary beneficiary of a VIE each reporting period.

Equity Investments

Investments in real estate ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825-10”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the fair value option of accounting for its development property investments and bridge loan investments, which would otherwise be required to be accounted for under the equity method. The Company also holds an investment in a self-storage real estate venture that is accounted for under the equity method of accounting.

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

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At March 31, 2018 and December 31, 2017, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at March 31, 2018 and December 31, 2017.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments and bridge loan investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), operating property loans (loans secured by operating properties), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), senior loan participation, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$239,754	$-	$-	$239,754
Bridge loan investments (1)	77,435	-	-	77,435
Operating property loans	5,885	-	-	5,885
Total investments	$323,074	$-	$-	$323,074

	The Company closed its first bridge loan investments on March 2, 2018.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$228,233	$-	$-	$228,233
Operating property loans	5,938	-	-	5,938
Total investments	$234,171	$-	$-	$234,171

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

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost primarily reflects the funded principal balance of the loan to the Company, net of unamortized origination fees, unrealized appreciation recognized as of the acquisition date, and the cash consideration paid and assumed liabilities, if applicable, to acquire the developer’s equity interest and portion of Profits Interest. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2018 and 2017.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. As of March 31, 2018, the Company had executed eight revolving loan agreements with an aggregate outstanding principal amount of $0.8 million. Seven of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Seven of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9 - 7.0% per annum and are due in full in three years.

At December 31, 2017, the Company had executed nine revolving loan agreements with an aggregate outstanding principal amount of $1.0 million. These loans are accounted for under the cost method, and fair value approximates cost at March 31, 2018 and December 31, 2017. None of these loans are in non-accrual status as of March 31, 2018 and December 31, 2017. The Company determined that no allowance for loan loss was necessary at March 31, 2018 and December 31, 2017.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined in Note 8,  Stockholders’ Equity) which requires the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, is reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, none and $0.6 million is in deferred costs on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively, and $2.8 million and $2.2 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

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

Comprehensive Income

For the three months ended March 31, 2018 and 2017, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying interim consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows (defined in the ASU as “cash flow issues”), including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company has elected to early adopt effective October 1, 2017 on a retrospective basis as required. The Company has concluded that the new accounting guidance does not impact its current classification of distributions received from equity method investees as an operating activity in its Consolidated Statements of Cash Flows. The Company further considered its components of cash flows under the cash flow issue “Separately Identifiable Cash Flow and Applicable of the Predominance Principle,” which addresses certain cash receipts and cash payments that may have aspects of more than one class of cash flows. In the absence of specific GAAP guidance, the Company evaluated its cash flows from origination fees received in cash, which have been historically presented as operating cash flows, on the basis of the nature of the underlying cash flows. The Company concluded that the origination fees are related to the origination of loans and the funding of our investment portfolio for which the associated cash flows are presented as investing activities. As a result, $1.1 million of origination fees received in cash for the three months ended March 31, 2017, have been retrospectively presented as an investment activity in the Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. The Company adopted the ASU effective January 1, 2018. The Company has evaluated all applicable contracts and revenue streams and has concluded that the adoption does not have an effect on its consolidated financial statements, primarily due to the new guidance not applying to revenue associated with loans or derived from lease contracts.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three months ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$114	$153

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$44	$823
Dividends declared, but not paid, on preferred stock	3,595	546
Dividends declared, but not paid, on common stock	5,056	3,149
Reclassification of self-storage real estate owned	35,281	6,041
Assumed liabilities with acquisition of self-storage real estate owned	1,306	-
Other loans paid off with issuance of development property investments	117	-
Reclassification of deferred costs to cumulative preferred stock	559	-

3. SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at March  31, 2018 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 42 investments totaling an aggregate committed principal amount of approximately $499.1 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of March 31, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the second quarter of 2018.

•

Bridge Loan Investments - As of March 31, 2018, the Company had five bridge loan investments with an aggregate committed principal amount of approximately $83.3 million. Three bridge loans amounting to an aggregate principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. The Company has a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% accruing and payable upon maturity of the loan. The Company also has a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each.

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

As of March 31, 2018, the aggregate committed principal amount of the Company’s development property investments, bridge loan investments and operating property loans was approximately $606.1 million and outstanding principal was $309.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/19/2015	Tampa 1 (2)	$5,369	$5,285	$84	$5,956
6/29/2015	Charlotte 1 (2)	7,624	7,320	304	10,242
7/2/2015	Milwaukee (2)	7,650	7,641	9	9,283
7/31/2015	New Haven (2)	6,930	6,563	367	8,123
8/14/2015	Raleigh (2)	8,792	7,320	1,472	7,893
10/27/2015	Austin (2)	8,658	7,422	1,236	8,821
9/20/2016	Charlotte 2 (3)	12,888	7,448	5,440	8,196
11/17/2016	Jacksonville 2 (2)	7,530	5,437	2,093	6,689
1/4/2017	New York City 1 (2)	16,117	15,591	526	19,995
1/18/2017	Atlanta 3	14,115	2,886	11,229	2,698
1/31/2017	Atlanta 4 (3)	13,678	8,556	5,122	9,107
2/24/2017	Orlando 3 (3)	8,056	4,565	3,491	5,210
2/24/2017	New Orleans	12,549	2,115	10,434	1,934
2/27/2017	Atlanta 5	17,492	6,146	11,346	5,882
3/1/2017	Fort Lauderdale	9,952	1,948	8,004	1,860
3/1/2017	Houston	13,630	4,529	9,101	4,388
4/14/2017	Louisville 1 (3)	8,523	4,008	4,515	4,471
4/20/2017	Denver 1	9,806	2,500	7,306	2,406
4/20/2017	Denver 2 (3)	11,164	6,947	4,217	7,746
5/2/2017	Atlanta 6 (3)	12,543	6,310	6,233	6,558
5/2/2017	Tampa 2	8,091	1,610	6,481	1,524
5/19/2017	Tampa 3	9,224	2,578	6,646	2,478
6/12/2017	Tampa 4 (3)	10,266	3,697	6,569	3,821
6/19/2017	Baltimore (4)	10,775	4,410	6,365	4,194
6/28/2017	Knoxville	9,115	2,738	6,377	2,642
6/29/2017	Boston 1 (3)	14,103	7,453	6,650	8,109
6/30/2017	New York City 2 (4)	26,482	18,657	7,825	18,093
7/27/2017	Jacksonville 3 (3)	8,096	2,658	5,438	2,640
8/30/2017	Orlando 4	9,037	2,446	6,591	2,335
9/14/2017	Los Angeles	28,750	7,695	21,055	7,472
9/14/2017	Miami 1	14,657	6,429	8,228	6,268
9/28/2017	Louisville 2	9,940	3,241	6,699	3,129
10/12/2017	Miami 2 (4)	9,459	1,038	8,421	837
10/30/2017	New York City 3 (4)	14,701	3,557	11,144	3,237
11/16/2017	Miami 3 (4)	20,168	3,773	16,395	3,332
11/21/2017	Minneapolis 1	12,674	1,202	11,472	1,065
12/1/2017	Boston 2	8,771	1,661	7,110	1,568
12/15/2017	New York City 4	10,591	1,000	9,591	887
12/27/2017	Boston 3	10,174	2,398	7,776	2,295
12/28/2017	New York City 5	16,073	4,765	11,308	4,612
2/8/2018	Minneapolis 2	10,543	4,599	5,944	4,534
3/30/2018	Philadelphia (4)	14,338	2,787	11,551	2,508
		$499,094	$210,929	$288,165	$225,038
Construction loans:
12/23/2015	Miami	17,733	14,838	2,895	14,716
		$17,733	$14,838	$2,895	$14,716
Total development property investments		$516,827	$225,767	$291,060	$239,754

Bridge loan investments (includes a profits interest):

3/2/2018	Miami 4 (2)	20,201	19,293	908	20,461
3/2/2018	Miami 5 (3)(4)	17,738	15,734	2,004	13,637
3/2/2018	Miami 6 (2)	13,370	13,161	209	16,691
3/2/2018	Miami 7 (2)(4)	18,462	16,366	2,096	14,465
3/2/2018	Miami 8 (2)	13,553	12,792	761	12,181
Total bridge loan investments		$83,324	$77,346	$5,978	$77,435

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,415
12/22/2015	Chicago	2,502	2,500	2	2,470
Total operating property loans		$5,982	$5,980	$2	$5,885

Total investments reported at fair value		$606,133	$309,093	$297,040	$323,074

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of March 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

 The following table provides a reconciliation of the funded principal to the fair market value of investments at March 31, 2018:

Funded principal	$309,093
Adjustments:
Unamortized origination fees	(5,994)
Change in fair value of investments	20,059
Other	(84)
Fair value of investments	$323,074

As of December 31, 2017, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $523.8 million and outstanding principal was $213.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/10/2015	Atlanta 1 (2)(5)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)	7,650	7,512	138	8,994
7/31/2015	New Haven (2)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889
9/30/2015	Jacksonville 1 (2)(5)	6,445	5,988	457	8,913
10/27/2015	Austin (2)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553

2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547
4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576
7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis 1	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373
Total development property investments		517,839	$207,089	$310,750	$228,233

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,447
12/22/2015	Chicago	2,502	2,500	2	2,491
Total operating property loans		$5,982	$5,980	$2	$5,938

Total investments reported at fair value		$523,821	$213,069	$310,752	$234,171

(1)	Represents principal balance of loan gross of origination fees.
(2)	Facility had received certificate of occupancy as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
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

No loans were in non-accrual status as of March 31, 2018 and December 31, 2017.

All of the Company’s development property investments and bridge loan investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge loan investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $327.3 million and $288.3 million, respectively, at March 31, 2018 and approximated $234.7 million and $194.4 million, respectively, at December 31, 2017. These investees had revenues and net operating income of $0.8 million and $0.1 million, respectively, for the three months ended March 31, 2018 and revenues and a net operating loss of $0.4 million and $0.4 million, respectively, for the three months ended March 31, 2017. For the three months ended March 31, 2018, the total income (interest income and change in fair value) from two bridge loan investments with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the three months ended March 31, 2018 of $1.4 million and $3.8 million from the Miami 4 MSA and Miami 6 MSA bridge loan investments with a Profits Interest, respectively.

For 14 of the Company’s development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of March 31, 2018 and December 31, 2017.

Investments reported at cost

2018 Activity

On January 10, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 1 development property investment with a Profits Interest for $2.7 million. Accordingly, as of January 10, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

On February 2, 2018, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest for $2.4 million and $3.0 million, respectively. Accordingly, as of February 2, 2018, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements.

On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest for $0.9 million and assumed liabilities of $1.3 million. Accordingly, as of February 20, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

2017 Activity

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

On August 9, 2017, the Company purchased the remaining 50% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 1 development property investment with a Profits Interest and 100% of the economic rights of the Class A membership units of a limited liability company that owns the Orlando 2 development property investment with a Profits Interest for $1.6 million and increased its Profits Interest on these development property investment from 74.9% to 100% and 49.9% to 100%, respectively. The Orlando 2 investment is an additional phase to the Orlando 1 investment that is being operated as one self-storage facility. The Company now owns all management and voting rights in the limited liability companies. Previously, the Company accounted for the Orlando 1 investment as a real estate investment and the Orlando 2 investment as an equity method investment. Because the Company is now entitled to greater than 50% of the residual profits from the Orlando 2 investment, the Company accounts for this investment as a real estate investment in its consolidated financial statements. The Company will continue to account for the Orlando 1 investment as a real estate investment. Accordingly, as of August 9, 2017, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements.

The Company evaluated the 2018 and 2017 purchases under ASU 2017-01 and concluded that the transactions consisted of a single identifiable asset that represents substantially all of the fair value of the gross assets acquired. Therefore, these transactions do not constitute the purchase of a business and have been treated as asset acquisitions. In accordance with ASU 2017-01, as of the respective acquisition dates, the Company’s basis in the self-storage real estate owned is recorded at cost (equal to the cash consideration paid, assumed liabilities, if applicable, and the funded loan balance, net of unamortized origination fees), plus unrealized gains recorded at the date of acquisition. The allocation to the basis of the assets acquired is based on their relative fair values.

The following table shows the Company’s basis as of the date of acquisition for the facilities acquired during the three months ended March 31, 2018:

	Jacksonville 1	Atlanta 1	Atlanta 2	Pittsburgh	Totals
Funded principal balance, net of unamortized origination fees	$5,966	$8,084	$5,766	$4,938	$24,754
Unrealized appreciation on investments	2,947	2,704	2,900	1,976	10,527
Cash consideration, inclusive of transaction costs(1)	2,625	2,342	2,960	1,076	9,003
Assumed liabilities	-	-	-	1,306	1,306
Net property working capital acquired	95	41	40	40	216
Total cost basis	$11,633	$13,171	$11,666	$9,336	$45,806

(1)	Includes $218 thousand of transaction costs incurred but not yet paid as of March 31, 2018.

The following table shows the Company’s basis as of the date of acquisition for the facility acquired during the year ended December 31, 2017:

Funded principal balance, net of unamortized origination fees	$9,139
Unrealized appreciation on investments	3,780
Cash consideration, inclusive of transaction costs	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$617	$121
Prepaid expenses and other assets	136	2

Land	8,181	1,505
Building and improvements	51,229	13,720
In-place leases	2,223	602
Accumulated depreciation and amortization	(1,174)	(472)
Self-storage real estate owned	$60,459	$15,355

Accounts payable, accrued expenses and other liabilities	$1,601	$67

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017:

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017

Rental and other property-related income from real estate owned	$623	$63

Property operating expenses of real estate owned	(311)	(31)
Depreciation and amortization expense	(702)	(24)
Total expenses of real estate owned	$(1,013)	$(55)

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825-10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option of accounting for its development property investments, bridge loan investments and operating property loan investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in self-storage development projects.

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan and equity investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

The carrying values of cash, other loans, receivables, the secured revolving credit facility, senior loan participations and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The following table summarizes the instruments categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.

Level 3

Development property investments with a profits interest and bridge loan investments (a)

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. Typically, the calibration is done on an investment level basis. In certain instances, we may acquire a portfolio of investments in which case the calibration is done on an aggregate basis to the aggregate net drawn amount as of the date of issuance.

Level 3

An option-pricing method (OPM) framework is utilized to calculate the value of the Profits Interests. At certain stages in the investments life cycle (as described subsequently), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of the Company's development property investments include Profits Interests.

The Company’s development property investments, bridge loan investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an option pricing model (“OPM”) that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is 100% complete, and approximately two-thirds of the entrepreneurial profit is earned from construction completion through stabilization. For the nine properties between 40% and 100% complete at March  31, 2018, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Eight properties, not including the properties reported as self-storage real estate owned, had reached construction completion at March  31, 2018. For the Company’s development property investments at completion of construction, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2018 and December 31, 2017. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments and bridge loan investments (a)	Income approach analysis	Market yields/discount rate	4.70 - 12.14%	9.15%
		Exit date (d)	0.17 - 6.46 years	3.53 years

Development property investments with a profits interest and bridge loan investments (b)	Option pricing model	Volatility	52.42 - 92.65%	73.01%
		Exit date (d)	0.17 - 6.46 years	3.69 years
		Capitalization rate (c)	5.25 - 6.15%	5.47%
		Discount rate (c)	8.50 - 11.20%	8.93%

Operating property loans	Income approach analysis	Market yields/discount rate	6.33 - 7.27%	6.73%
		Exit date (d)	3.73 - 4.40 years	4.12 years

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

(c)

Seventeen properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d)

The exit dates for the development property investments and bridge loan investments are generally the estimated date of stabilization of the underlying property. The exit dates for the operating property loans are the contractual maturity dates.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2018	December 31, 2017
Up 25 basis points	$(1.7)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.8	1.2

Up 50 basis points	$(3.4)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	3.6	2.4

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2018	December 31, 2017
Up 25 basis points	$(3.9)	$(2.8)
Down 25 basis points	4.3	3.1

Up 50 basis points	(7.6)	(5.3)
Down 50 basis points	9.1	6.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three months ended March  31, 2018  and 2017.

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

The following table presents changes in investments that use Level 3 inputs:

Balance at December 31, 2017	$234,171
Net realized gains	-
Net unrealized gains	4,320
Fundings of principal and change in unamortized origination fees	115,854
Repayments of loans	(3)
Payment-in-kind interest	4,013
Reclassification of self-storage real estate owned	(35,281)
Net transfers in or out of Level 3	-
Balance at March 31, 2018	$323,074

As of March 31, 2018 and December 31, 2017, the total net unrealized appreciation on the investments that use Level 3 inputs was $20.1 million and $26.3 million, respectively.

For the three months ended March  31, 2018 and 2017, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfers occur.

5. INVESTMENT IN SELF-STORAGE REAL ESTATE VENTURE

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

As of March  31, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million as of March  31, 2018. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of March 31, 2018, the SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$11,571	$2,296	$14,227
5/14/2015	Miami 2 (2) (3)	14,849	11,640	3,209	12,805
9/25/2015	Fort Lauderdale (2) (3)	13,230	9,982	3,248	11,598

4/15/2016	Washington DC (4)	17,269	16,146	1,123	18,539
4/29/2016	Atlanta 1 (3)	10,223	8,332	1,891	9,094
7/19/2016	Jacksonville (4)	8,127	7,253	874	11,241
7/21/2016	New Jersey	7,828	2,383	5,445	2,228
8/15/2016	Atlanta 2 (4)	8,772	7,846	926	9,077
8/25/2016	Denver (4)	11,032	9,105	1,927	11,009
9/28/2016	Columbia (4)	9,199	8,419	780	9,405
12/22/2016	Raleigh (3)	8,877	5,798	3,079	6,657
	Total	$123,273	$98,475	$24,798	$115,880

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	Facility had received certificate of occupancy as of March 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of March 31, 2018, the SL1 Venture had total assets of $116.0 million and total liabilities of $3.1 million. During the three months ended March 31, 2018, the SL1 Venture had net income of $5.1 million, of which $0.6 million was allocated to the Company and $4.5 million was allocated to HVP III, respectively, under the HLBV method. At March 31, 2018, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At March 31, 2018 and December 31, 2017, the Company had $2.9 million and $3.2 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of March  31,  2018 and December 31, 2017.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of March  31, 2018 and December 31, 2017.

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

For four of the SL1 Venture development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put options, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at March  31, 2018 and December 31, 2017.

6. VARIABLE INTEREST ENTITIES

Development Property Investments and Bridge Loan Investments

The Company holds variable interests in its development property investments and bridge loan investments. The Company has determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the development property VIEs, the Company identified the activities that most significantly impact the development property VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) making financing decisions, (4) authorizing capital expenditures and (5) disposing of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the development property VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the development property VIEs.

The Company has recorded assets of $317.2 million and $228.2 million at March 31, 2018 and December 31, 2017, respectively, for its variable interest in the development property and bridge loan VIEs which is included in the development property investments and bridge loan investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property VIEs is as follows:

	March 31, 2018	December 31, 2017
Assets recorded related to VIEs	$317,189	$228,233
Unfunded loan commitments to VIEs	297,038	310,750
Maximum exposure to loss	$614,227	$538,983

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of March 31, 2018 and December 31, 2017, the Company’s remaining unfunded commitment to the SL1 Venture is $2.4 million and $3.4 million, respectively.

7. DEBT

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

As of March 31, 2018, the Company had $30.0 million outstanding under the Credit Facility and $10.8 million was available for borrowing under the Credit Facility.

As of March 31, 2018, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants throughout the term of the Credit Facility.

As of March 31, 2018, the funded principal of $45.8 million of development property investments at fair value, the funded principal of $6.0 million of operating property loans at fair value, and $17.6 million of the self-storage real owned, net, is pledged as collateral against the Company’s secured revolving credit facility. As of December 31, 2017, the funded principal of $47.4 million of development property investments at fair value, the funded principal of $6.0 million of operating property loans at fair value, and $4.4 million of the self-storage real owned, net, is pledged as collateral against the Company’s secured revolving credit facility.

Senior Participation

On May 27, 2016, the Company sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeds $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company will continue to service the underlying loan as long as it is not in default under the Miami Participation Agreement. The bank has the option to “put” the senior participation to the Company in the event the underlying borrower defaults on the underlying loan or if the Company defaults under the Miami Participation Agreement. As part of the Participation Agreement, the Company will maintain a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance is not maintained, the interest rate will increase. The Company will pay to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%, or 4.98% at March 31, 2018. The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. During the three months ended March 31, 2018, the maturity date was extended to June 30, 2018, at which time the Company is obligated to repurchase the Miami A Note at the then outstanding principal balance thereof. The outstanding balance for the Miami A Note as of March 31, 2018 was $0.7 million.

As of March 31, 2018 and December 31, 2017, the funded principal of $14.8 million and $12.5, respectively, of the Miami development property investment at fair value is pledged as collateral against the Company’s senior participation.

The table below details the bank commitment and outstanding balance of our senior participation at March 31, 2018:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at March 31, 2018	Maturity Date(1)
Miami A Note	$10,001	$732	$9,269	30-day LIBOR + 3.10%	4.98%	June 30, 2018
Unamortized fees		-
Net balance		$732

(1)	On March 31, 2018, the maturity date was extended to June 30, 2018.

The table below details the bank commitments and outstanding balances of our senior participation at December 31, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2017	Maturity Date(1)
Miami A Note	10,001	732	9,269	30-day LIBOR + 3.10%	4.66%	January 31, 2018
Unamortized fees		(14)
Net balance		$718

(1)	On January 30, 2018, the maturity date was extended to March 31, 2018.

8. STOCKHOLDERS’ EQUITY

The Company had 14,447,043 and 14,429,055 shares of common stock issued and outstanding, which included 195,502 and 185,002 shares of nonvested restricted stock, as of March 31, 2018 and December 31, 2017, respectively. The Company had 75,000 and 40,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. The Company also had 1,500,000 shares of Series B Preferred Stock outstanding as of March 31, 2018.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. As of March 31, 2018, the Company has issued and sold an aggregate of 1,279,706 shares of common stock at a weighted average price of $22.35 per share under the ATM Program, receiving net proceeds after commissions and other offering costs of $27.8 million.

On June 27, 2017, the Company received $83.9 million in proceeds, net of underwriter’s discount and offering costs, related to the public offering of 4,025,000 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of March 31, 2018, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of March 31, 2018, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”).  A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On April 1, 2015, each non-employee director of the Company received an award of 2,500 shares of restricted common stock (total of 10,000 shares) which vest ratably over a three-year period. On June 15, 2015, in connection with the appointment of the Company’s President and Chief Operating Officer (an employee of the Manager), 100,000 shares of restricted common stock were granted, which shares vest ratably over a five-year period. During the year ended December 31, 2015, the Company granted 52,500 shares of restricted common stock to an executive officer (an employee of the Manager) and key employees of the Manager, which shares vest ratably over a three-year period. The Manager provides services to the Company. On May 20, 2016, each non-employee director of the Company received an award of 3,585 shares of common stock (total of 14,340 shares) which immediately vested on the grant date. On May 3, 2017, the Company’s stockholders approved, and the Company adopted, the Amended and Restated 2015 Stock Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and extending the term of the Plan until May 2, 2027. On May 3, 2017, three non-employee directors of the Company were each granted an award of 2,138 shares of common stock (total of 6,414 shares), which immediately vested on the grant date. In addition, certain of the Company’s officers and certain employees of the Manager were granted a cumulative total of 105,000 shares of restricted common stock, which vest ratably over a three-year period. On March 8, 2018, an employee of the Manager was granted 18,000 shares of restricted common stock which vest ratably over a three year period.

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of March 31, 2018 and December 31, 2017, 306,254 and 288,254 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 7,500 vested during the three months ended March 31, 2018,  67,503 will vest during the remainder of 2018, 61,001 will vest in 2019, 60,998 will vest in 2020 and 6,000 will vest in 2021. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, compensation expense is re-measured at each reporting date until service is complete and the restricted shares become vested based on the then current value of the Company’s common stock.

The Company recognized approximately $0.4 million and $0.3 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.5 million and $2.7 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and based on the measurement of awards using the Company’s stock price of $18.10 and $19.01 as of March 31, 2018 and December 31, 2017, respectively, for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended		Three months ended
	March 31, 2018		March 31, 2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	185,002	$21.58	120,001	$20.10
Granted	18,000	17.78	-	-
Vested	(7,500)	19.25	-	-
Forfeited	-	-	-	-
Nonvested at March 31,	195,502	$21.32	120,001	$20.10

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of March 31, 2018.

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

As of March 31, 2018, the Company had issued 75,000 restricted shares of the Series A Preferred Stock to the Buyers and received $75.0 million in proceeds pursuant to the terms of the Purchase Agreement. On April 9, 2018, the Company issued an additional 15,000 restricted shares of the Series A Preferred Stock and received an additional $15.0 million in proceeds pursuant to the terms of the Purchase Agreement.

On February 28, 2018, the Company declared a (i) cash distribution of $12.12 per share of Series A Preferred Stock, payable on April 13, 2018, to holders of Series A Preferred Stock of record on the close of business on April 1, 2018, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on April 13, 2018, to holders of Series A Preferred Stock of record on the close of business on April 1, 2018.

Public Offerings of Series B Preferred Stock

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

In connection with the issuance of the Series B Preferred Stock, the Company, acting in its capacity as the sole managing member of the Operating Company, entered into Amendment No. 2 to the Limited Liability Company Agreement in order to provide for the issuance, and the designation of the terms and conditions, of newly classified 7.00% Series B preferred units of limited liability company interest in the Operating Company, the economic terms of which are identical to those of the Series B Preferred Stock. For more information about the Series B Preferred Stock, see our Current Report on Form 8-K filed on January 25, 2018.

Series B Preferred Stock At-the-Market Offering Program

On March 29, 2018, the Company and the Operating Company entered into a Distribution Agreement (the “Distribution Agreement”), by and among the Company, the Operating Company, the Manager and B. Riley FBR, Inc. (the “Agent”) in connection with the commencement of an at-the-market continuous offering program (the “Preferred ATM Program”). Pursuant to the terms and conditions of the Distribution Agreement, the Company may, from time to time, issue and sell through or to the Agent, shares of the Series B Preferred Stock, having an aggregate offering price of up to $45.0 million (the “Preferred ATM Shares”).

In connection with the Preferred ATM Program, the Company filed, with the State Department of Assessments and Taxation of the State of Maryland, Articles Supplementary (the “Preferred ATM Articles Supplementary”) to the Articles of Amendment and Restatement of the Company, designating 2,025,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. The Preferred ATM Articles Supplementary increase the number of shares of the Company’s preferred stock designated as Series B Preferred Stock from 1,725,000 to 3,750,000.

The Company or the Agent may at any time suspend the offering or terminate the Distribution Agreement pursuant to the terms of the Distribution Agreement. The actual sale of Preferred ATM Shares under the Program will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Series B Preferred Stock, capital needs and determinations by the Company of the appropriate sources of funding for the Company. The Company has no obligation to sell any of the Preferred ATM Shares, and may, at any time, suspend offers under the Distribution Agreement or terminate the Distribution Agreement.

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period.  All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three months ended March 31, 2018 and 2017, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended March 31,
	2018	2017
Shares outstanding
Weighted average common shares - basic	14,247,174	8,857,030
Effect of dilutive securities	308,163	136,498
Weighted average common shares, all classes	14,555,337	8,993,528

Calculation of Earnings per Share - basic
Net income	$5,354	$1,783
Less:
Net income allocated to preferred stockholders	3,595	546
Net income allocated to unvested restricted shares (1)	23	17
Net income attributable to common shareholders - two-class method	$1,736	$1,220

Weighted average common shares - basic	14,247,174	8,857,030
Earnings per share - basic	$0.12	$0.14

Calculation of Earnings per Share - diluted
Net income	$5,354	$1,783
Less:
Net income allocated to preferred stockholders	3,595	546
Net income attributable to common shareholders - two-class method	$1,759	$1,237

Weighted average common shares - diluted	14,555,337	8,993,528
Earnings per share - diluted	$0.12	$0.14

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three months ended March 31, 2018 and 2017.

10. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge loan investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments March 31, 2018 and December 31, 2017  was $302.5 million and $215.9 million, respectively. The interest income realized and the change in fair value from these equity method investments was $8.4 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $14.8 million and $13.9 million at March 31, 2018 and December 31, 2017, respectively, and the earnings from this venture were $0.6 million and $0.4 million for the three months ended March 31, 2018 and 2017.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Company’s common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity - Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense during the three months ended March 31, 2018 and 2017.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee, both of which are described further below. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement pursuant to its terms, other than for Cause or the Company being required to register as an investment company under the 1940 Act, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.9 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Management Fees

As of March 31, 2018, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.3 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had outstanding fees due to Manager of $1.4 million and $1.5 million,  respectively, consisting of the management fees payable and certain general and administrative reimbursements payable.

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

Notwithstanding application of the incentive fee formula, no incentive fee shall be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the New York Stock Exchange (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as net income (loss) determined under GAAP, plus non-cash equity compensation expense, the incentive fee, depreciation and amortization (to the extent that the Company forecloses on any facilities underlying the Company’s target investments), any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less any unrealized gains reflected in GAAP net income. The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three months ended March 31, 2018 and 2017.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to March 31, 2018, the Company closed on the following development property investments with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
4/6/2018	Minneapolis 3	$12,883
5/1/2018	Miami 9	12,421
	Total	$25,304

The total committed principal for investments closed in 2018 through May 3, 2018 is $133.5 million.

Series A Preferred Stock

On April 9, 2018, the Company issued 15,000 restricted shares of the Series A Preferred Stock to the Buyers and received $15.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Preferred ATM Program

Subsequent to March 31, 2018, the Company sold 38,214 shares of Series B preferred stock at a weighted average price of $23.07, receiving net proceeds after commissions and other offering costs of $0.8 million pursuant to our Preferred ATM Program. As of May 3, 2018, the Company has approximately $44.1 million available for issuance under the Preferred ATM Program.

Dividend Declarations

On May 2, 2018, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2018. The dividends are payable on July 15, 2018 to holders of Series A Preferred Stock of record on July 1, 2018.

On May 2, 2018, the Company’s Board of Directors declared a pro rata cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2018. The dividends are payable on July 13, 2018 to holders of Series B Preferred Stock of record on July 2, 2018.

On May 2, 2018, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2018. The dividend is payable on July 13, 2018 to stockholders of record on July 2, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K and in other filings we make with the SEC from time to time.

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

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are structured as loans equal to between 90% and 97% of the cost of the facility. We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We typically receive a right of first refusal, or ROFR, to acquire the self-storage facility upon sale.

We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities. Furthermore, in order to adapt our investment activities to the current self-storage cycle, we began to offer a bridge financing program to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up. Facilities refinanced by our bridge loans will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA.

During the three months ended March 31, 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh development property investments. Each property is now wholly-owned by us and consolidated in the accompanying interim consolidated financial statements. As of March 31, 2018, we wholly-owned a total of five self-storage facilities.

We account for our development property investments, bridge loan investments, and operating property loans at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment, bridge loan investment, and operating property loan each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have funded all of our on-balance sheet investments to date with the following sources of capital:

•	net proceeds from our initial public offering (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;
•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;
•

net proceeds from the issuance of our Series A Preferred Stock (“Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P., providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018;

•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017;
•	net proceeds from the at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017;
•	available proceeds from our $100 million Credit Facility, that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million;
•	net proceeds from our public offering of Series B Preferred Stock, which was consummated on January 26, 2018; and
•	net proceeds from our $45.0 preferred at-the-market continuous equity offering program (“Preferred ATM Program”), which we commenced in March of 2018.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1

Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of March 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of March 31, 2018.

We are externally managed and advised by JCAP Advisors, LLC (the “Manager”). The Manager is led by our founder and chief executive officer, Dean Jernigan, and our president and chief operating officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both NYSE listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 29 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

We are a Maryland corporation that was organized on October 1, 2014 that has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (“the Code”), as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Factors Impacting Our Operating Results

The results of our operations have historically been affected, and will continue to be affected, by a number of factors including, among other things:

•

the pace at which we are able to deploy capital into development property investments and bridge loan investments and begin earning interest income, which pace can be dependent on the timing of government issuance of building permits, weather and other factors outside our control;

•	the timing of certificates of occupancy of facilities we finance and the pace of lease-up of such facilities;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures;
•	changes in the fair value of our assets; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

As the current development cycle winds down, we believe that developers who constructed new self-storage facilities earlier in the cycle will be seeking financing to pay off existing construction debt and buy out private equity partners. We believe our bridge financing program will meet the needs and plans of these developers in a way unlikely to be met by the traditional lending market. Moreover, we believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V facilities in the lease-up phase. We intend to aggressively pursue bridge financings of recently built self-storage facilities in lease-up phase and to selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed. As our focus shifts to refinancing new Generation V facilities and acquiring the newly-developed facilities that we have financed since our IPO, in addition to the factors described above, our results of operations will also be impacted by the following additional factors:

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

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three months ended March 31, 2018 and 2017 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our investment portfolio. We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the intrinsic value inherent in the Profits Interests we possess. Under the fair value option, we mark our development property investments, bridge loan investments, and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments, bridge loan investments, and operating property loans and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments, bridge loan investments, and operating property loans may fluctuate from period to period. Additionally, the fair value of our development property investments, bridge loan investments, and operating property loans may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments, bridge loan investments, and operating property loans are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced increased construction starts recently and the trend is expected to continue upwards. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions) and the lack of financing available in the sector. Currently, lenders are only willing to lend up to 70% of the loan-to-value ratio, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% loan-to-cost (“LTC”). In certain situations, we will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as payment-in-kind (“PIK”) interest rather than cash interest.

Recent Developments

Investment Activity

Subsequent to March 31, 2018, we closed on the following development property investments with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
4/6/2018	Minneapolis 3	$12,883
5/1/2018	Miami 9	12,421
	Total	$25,304

The total committed principal for investments closed in 2018 through May 3, 2018 is $133.5 million.

Minneapolis 3, a proposed new-build climate controlled self-storage project, will consist of 863 units with approximately 86,075 net rentable square feet. The property will also offer RV, boat, and vehicle storage. The project will be located on 101 American Boulevard, Bloomington, MN 55420, 10 miles southwest of downtown Minneapolis. Directly east and less than two miles from the site is the entrance to IKEA and Mall of America. Key retailers inside Mall of America include Apple, Nordstrom, North Face, Zara, H&M, Barnes and Noble, and Oakley. Less than three miles northwest of the site is France Avenue within Edina, MN, which has high end shopping and restaurants such as Apple, Target, and Whole Foods. Construction is expected to begin in the fourth quarter of 2018 and to be completed in the fourth quarter of 2019. Cascade Storage Partners, LLC, based in Charlotte, North Carolina, is the developer of the proposed project. This will be the eighth development project in which the Company and Cascade or its affiliates, including Pamlico Investments, Inc., have invested.

Miami 9 is a proposed all climate controlled self-storage project that will consist of a single, three story building with 761 units and approximately 70,538 net rentable square feet. The project will be located on W. Okeechobee Road near the intersection of US Highway 27 and the Palmetto Expressway. In addition to Hialeah Gardens, the facility will also serve residents of Hialeah, Doral, Miami Lakes, Miami Springs and Palm Springs North. Self Storage Associates, Inc., headquartered in Ocoee Florida, is the developer of the proposed project. The

Company and Self Storage Associates have co-invested in six other self-storage development projects. Construction is expected to begin in the fourth quarter of 2018 and be completed in the third quarter of 2019. The proposed facility will be managed by CubeSmart.

Series A Preferred Stock

On April 9, 2018, we issued 15,000 restricted shares of the Series A Preferred Stock to the Buyers and received $15.0 million in proceeds pursuant to the terms of the Purchase Agreement.

Preferred ATM Program

Subsequent to March 31, 2018, we have sold 38,214 shares of Series B preferred stock at a weighted average price of $23.07, receiving net proceeds after commissions and other offering costs of $0.8 million, pursuant to our Preferred ATM Program. As of May 3, 2018, we have approximately $44.1 million available for issuance under the Preferred ATM Program.

Dividend Declarations

On May 2, 2018,  our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2018. The dividends are payable on July 15, 2018 to holders of Series A Preferred Stock of record on July 1, 2018.

On May 2, 2018, our Board of Directors declared a pro rata cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2018. The dividends are payable on July 13, 2018 to holders of Series B Preferred Stock of record on July 2, 2018.

On May 2, 2018, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2018. The dividend is payable on July 13, 2018 to stockholders of record on July 2, 2018.

Investment Activity

On-balance sheet investment activity

During the three months ended March 31, 2018 we closed on the following property investments with a Profits Interest:

		Investment	Total Investment
Closing Date	MSA	Type	Commitment
2/8/2018	Minneapolis 2	Development	$10,543
3/2/2018	Miami 4	Bridge	20,201
3/2/2018	Miami 5	Bridge	17,738
3/2/2018	Miami 6	Bridge	13,370
3/2/2018	Miami 7	Bridge	18,462
3/2/2018	Miami 8	Bridge	13,553
3/30/2018	Philadelphia	Development	14,338
		Total	$108,205

Minneapolis 2 is a proposed conversion of an existing building into a multi-story climate controlled 813-unit self-storage project in Minneapolis, Minnesota. The proposed 83,114 net rentable square feet facility will be located on 3216 Winnetka Ave, six miles northwest of downtown Minneapolis. The site is located within close proximity to major national retailers including Super Target, Target, Whole Foods, Apple, Walmart, and Nordstrom. To accommodate the high traffic around the proposed facility, plans provide for a convenient ground floor drive-through to facilitate customer access and relieve congestion. Construction is expected to begin in the second quarter of 2018 and to be completed in the second quarter of 2019. Cascade Storage Partners, LLC, based in Charlotte, North Carolina, is the developer of the proposed project. This will be the seventh development project in which the Company and Cascade or its affiliates, including Pamlico Investments, Inc., have invested.

The bridge loan investments consist of five separate first mortgage loans, each having a term of five years with two separate one-year extension options. The loans bear interest at fixed rates of between 6.5% and 6.9% per annum, with two loans having additional paid-in-kind, or PIK, interest of 3.0%. Each loan also provides for a Profits Interest to the Company of 49.9% after certain preferential payments are made, and each loan provides the Company with a right of first refusal to acquire the underlying self-storage facilities upon sale. All five self-storage facilities are managed by CubeSmart, and each facility is a state-of-the art, all climate controlled, Generation V facility. Three facilities, Miami 4, Miami 6 and Miami 8, have been open for business in excess of a year. Miami 7 opened in March 2018, and Miami 5 is expected to open by the end of the second quarter of 2018.

Miami 4 is an approximately 75,000 net rentable square feet Generation V facility located at 1103 SW 3rd Avenue in the Brickell submarket of downtown Miami. This area is the financial center of south Florida and one of the fastest growing areas in Miami. The neighborhood is characterized by numerous upscale high-rise apartment and condominium towers as well as office towers. The facility opened on October 19, 2016.

Miami 5 is an approximately 77,000 net rentable square feet Generation V facility located at 4001 NW 77th Avenue in the Doral section of Miami. The facility is in a highly visible location at the heavily traveled intersection of 36th Street, a primary east-west thoroughfare running from Doral to midtown Miami and past the Miami International Airport, and the Palmetto Expressway, a main north-south thoroughfare connecting with Interstate 75 north of Doral. The facility is approximately 1.5 miles east of the Trump National Resort at Doral and other golf communities. The facility is expected to open by the end of the second quarter of 2018.

Miami 6 is an approximately 77,000 net rentable square feet Generation V facility located at 590 NW 137th Avenue in the West Doral submarket in Miami. The facility opened August 12, 2016.

Miami 7 is an approximately 85,000 net rentable square feet Generation V facility located at 18460 Pines Blvd. in Pembroke Pines, a densely populated community just southwest of Ft. Lauderdale. The facility opened March 26, 2018.

Miami 8 is an approximately 52,000 net rentable square feet Generation V facility located at 2434 SW 28thStreet in Coconut Grove, a fast-growing affluent submarket located between downtown Miami and Coral Gables, in close proximity to the University of Miami. The submarket is home to numerous specialty retailers, restaurants and marinas. The facility opened December 12, 2016.

Philadelphia, a proposed multi-level self-storage project, will consist of a single, four-story building (plus a basement level) with approximately 69,383 net rentable square feet. The 100% climate-controlled facility will be located adjacent to the King of Prussia Mall at 550 Allendale Road, in Upper Marion Township, Montgomery County, Pennsylvania. King of Prussia is located in the center of Montgomery County at the convergence of the Pennsylvania Turnpike, the Schuylkill Expressway, US 202 and US 422. Construction is expected to begin in the second quarter of 2018 and to be completed in the third quarter of 2019. MM Storage Partners, based in Blue Bell, Pennsylvania is the developer of the proposed project. This will be the first development project in which the Company and MM Storage Partners have co-invested.

Our self-storage investments at March 31, 2018 consisted of the following:

•

Development Property Investments - We had 42 investments totaling an aggregate committed principal amount of approximately $499.1 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of March 31, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the second quarter of 2018.

•

Bridge Loan Investments – As of March 31, 2018, we had five bridge loan investments with an aggregate committed principal amount of approximately $83.3 million. Three bridge loans amounting to an aggregate committed principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. We have a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% accruing and payable upon maturity of the loan. We also have a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each.

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

As of March 31, 2018, the aggregate committed principal amount of our investment portfolio was approximately $606.1 million and outstanding principal was $309.1 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/19/2015	Tampa 1 (2)	$5,369	$5,285	$84	$5,956
6/29/2015	Charlotte 1 (2)	7,624	7,320	304	10,242
7/2/2015	Milwaukee (2)	7,650	7,641	9	9,283
7/31/2015	New Haven (2)	6,930	6,563	367	8,123
8/14/2015	Raleigh (2)	8,792	7,320	1,472	7,893
10/27/2015	Austin (2)	8,658	7,422	1,236	8,821
9/20/2016	Charlotte 2 (3)	12,888	7,448	5,440	8,196
11/17/2016	Jacksonville 2 (2)	7,530	5,437	2,093	6,689
1/4/2017	New York City 1 (2)	16,117	15,591	526	19,995
1/18/2017	Atlanta 3	14,115	2,886	11,229	2,698
1/31/2017	Atlanta 4 (3)	13,678	8,556	5,122	9,107
2/24/2017	Orlando 3 (3)	8,056	4,565	3,491	5,210
2/24/2017	New Orleans	12,549	2,115	10,434	1,934
2/27/2017	Atlanta 5	17,492	6,146	11,346	5,882
3/1/2017	Fort Lauderdale	9,952	1,948	8,004	1,860
3/1/2017	Houston	13,630	4,529	9,101	4,388
4/14/2017	Louisville 1 (3)	8,523	4,008	4,515	4,471
4/20/2017	Denver 1	9,806	2,500	7,306	2,406
4/20/2017	Denver 2 (3)	11,164	6,947	4,217	7,746
5/2/2017	Atlanta 6 (3)	12,543	6,310	6,233	6,558
5/2/2017	Tampa 2	8,091	1,610	6,481	1,524
5/19/2017	Tampa 3	9,224	2,578	6,646	2,478
6/12/2017	Tampa 4 (3)	10,266	3,697	6,569	3,821
6/19/2017	Baltimore (4)	10,775	4,410	6,365	4,194
6/28/2017	Knoxville	9,115	2,738	6,377	2,642
6/29/2017	Boston 1 (3)	14,103	7,453	6,650	8,109
6/30/2017	New York City 2 (4)	26,482	18,657	7,825	18,093
7/27/2017	Jacksonville 3 (3)	8,096	2,658	5,438	2,640
8/30/2017	Orlando 4	9,037	2,446	6,591	2,335
9/14/2017	Los Angeles	28,750	7,695	21,055	7,472
9/14/2017	Miami 1	14,657	6,429	8,228	6,268
9/28/2017	Louisville 2	9,940	3,241	6,699	3,129
10/12/2017	Miami 2 (4)	9,459	1,038	8,421	837
10/30/2017	New York City 3 (4)	14,701	3,557	11,144	3,237
11/16/2017	Miami 3 (4)	20,168	3,773	16,395	3,332
11/21/2017	Minneapolis 1	12,674	1,202	11,472	1,065
12/1/2017	Boston 2	8,771	1,661	7,110	1,568
12/15/2017	New York City 4	10,591	1,000	9,591	887
12/27/2017	Boston 3	10,174	2,398	7,776	2,295
12/28/2017	New York City 5	16,073	4,765	11,308	4,612
2/8/2018	Minneapolis 2	10,543	4,599	5,944	4,534
3/30/2018	Philadelphia (4)	14,338	2,787	11,551	2,508
		$499,094	$210,929	$288,165	$225,038
Construction loans:
12/23/2015	Miami	17,733	14,838	2,895	14,716
		$17,733	$14,838	$2,895	$14,716
Total development property investments		$516,827	$225,767	$291,060	$239,754

Bridge loan investments (includes a profits interest):
3/2/2018	Miami 4 (2)	20,201	19,293	908	20,461
3/2/2018	Miami 5 (3)(4)	17,738	15,734	2,004	13,637

3/2/2018	Miami 6 (2)	13,370	13,161	209	16,691
3/2/2018	Miami 7 (2)(4)	18,462	16,366	2,096	14,465
3/2/2018	Miami 8 (2)	13,553	12,792	761	12,181
Total bridge loan investments		$83,324	$77,346	$5,978	$77,435

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,415
12/22/2015	Chicago	2,502	2,500	2	2,470
Total operating property loans		$5,982	$5,980	$2	$5,885

Total investments reported at fair value		$606,133	$309,093	$297,040	$323,074

(1)	Represents principal balance of loan gross of origination fees.
(2)

Facility had received certificate of occupancy as of March  31, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March  31, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

•

Wholly-Owned Property Investment – As of March 31, 2018, we have acquired 100% of the LLC membership interests in the LLCs of five of our previous development property investments. During 2017, we acquired the LLCs comprising our Orlando 1 and Orlando 2 development property investments. We now own 100% of the self-storage facility located at 11920 W. Colonial Drive, Ocoee, Florida. The facility is managed by CubeSmart. In addition, during the first quarter of 2018, our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh investments offered to sell us their remaining membership interests in the LLCs that owned those projects, and we consummated those purchases in the first quarter of 2018. These self-storage facilities are located at (i) 1939 East West Parkway, Fleming Island, Florida; (ii) 5110 McGinnis Ferry Road, Alpharetta, Georgia; (iii) 340 Franklin Road Gateway SE, Marietta, Georgia; and (iv) 6400 Hamilton Avenue, Pittsburgh, Pennsylvania, respectively. See Note 3 to the accompanying interim consolidated financial statements,  Self-Storage Investment Portfolio.

Real estate venture activity

As of March 31, 2018, the SL1 Venture had 11 development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$11,571	$2,296	$14,227
5/14/2015	Miami 2 (2) (3)	14,849	11,640	3,209	12,805
9/25/2015	Fort Lauderdale (2) (3)	13,230	9,982	3,248	11,598
4/15/2016	Washington DC (4)	17,269	16,146	1,123	18,539
4/29/2016	Atlanta 1 (3)	10,223	8,332	1,891	9,094
7/19/2016	Jacksonville (4)	8,127	7,253	874	11,241
7/21/2016	New Jersey	7,828	2,383	5,445	2,228
8/15/2016	Atlanta 2 (4)	8,772	7,846	926	9,077
8/25/2016	Denver (4)	11,032	9,105	1,927	11,009
9/28/2016	Columbia (4)	9,199	8,419	780	9,405
12/22/2016	Raleigh (3)	8,877	5,798	3,079	6,657
	Total	$123,273	$98,475	$24,798	$115,880

(1)	Represents principal balance of loan gross of origination fees.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)

Facility had achieved at least 40% construction completion but had not received certificate of occupancy as of March  31, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Facility had received certificate of occupancy as of March 31, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of May 1, 2018, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts of $450 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the three months ended March 31, 2018, we have continued to fund draws, primarily consisting of interest and operating reserve draws, on the six development property investments, to which we had committed an aggregate of approximately $45.0 million at December 31, 2015. As of March 31, 2018, all of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments.

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

During the second half of 2016 and throughout 2017 and 2018, we invested solely on-balance sheet, closing three development property investments with an aggregate committed principal of $25.6 million prior to the end of 2016, 32 development property investments with an aggregate committed principal of $408.8 million during 2017, and seven additional development property and bridge investments with an aggregate committed principal of $108.2 million during the first three months of 2018, although the majority of these development projects are not expected to be completed until later in 2018 or 2019. Accordingly, the amount of fair value adjustments for anticipated profits on projects during 2018 should be substantially greater than the 2017 amount.

During the three months ended March 31, 2018, the underlying self-storage facility of three of our development property investments with a Profits Interest, one of which is in the SL1 Venture, received a certificate of occupancy and commenced operations. The following tables reflect occupancy data as of May 1, 2018 for all of the underlying self-storage facilities of our development property investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Riverview, Florida (Tampa 1)	April 11, 2016	25	77.8%
Ocoee, Florida (Orlando 1 and Orlando 2) (1)(2)	May 1, 2016	24	69.0%
Marietta, Georgia (Atlanta 2) (2)	May 24, 2016	23	72.3%
Alpharetta, Georgia (Atlanta 1) (2)	May 25, 2016	23	66.8%
Jacksonville, Florida (Jacksonville 1) (2)	August 12, 2016	21	90.5%
Charlotte, North Carolina (Charlotte 1)	August 18, 2016	20	50.3%
Milwaukee, Wisconsin	October 9, 2016 (3)	19	44.2%
New Haven, Connecticut	December 16, 2016	17	51.9%
Round Rock, Texas (Austin)	March 16, 2017	14	53.0%
Average (Facilities open for more than 1 year)		20.5	64.0%	(6)

		# Months
Location	Date Opened	Open	Occupancy
Pittsburgh, Pennsylvania (2)	May 11, 2017 (4)	12	29.0%
Jacksonville, Florida (5)	July 26, 2017	9	55.7%
Columbia, South Carolina (5)	August 23, 2017	8	37.3%
Atlanta, Georgia (Atlanta 2) (5)	September 14, 2017	8	19.4%
Washington DC (5)	September 25, 2017	7	22.2%
New York, New York (New York City 1)	September 29, 2017	7	21.4%
Denver (5)	December 14, 2017	5	27.2%
Miami, Florida (Miami 1) (5)	February 23, 2018	2	13.8%
Raleigh	March 8, 2018	2	3.9%
Jacksonville, Florida (Jacksonville 2)	March 27, 2018	1	6.4%
Average (Facilities open for less than 1 year)		6.1	23.6%	(6)

(1)	Orlando 1 was at 86.2% physical occupancy on July 18, 2017. On July 19, 2017, an addition (Orlando 2) opened for business. Occupancy reflected is for combined facility.
(2)	As of March 31, 2018, we wholly own the self-storage facility underlying this investment.
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

In order to adapt our investment activities to the current self-storage cycle, we launched our bridge financing program to make bridge mortgage loans to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up, and facilities refinanced by our bridge loans will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate bridge loans with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA.

The following table reflects occupancy data as of May 1, 2018 for all of the underlying self-storage facilities of our bridge loan investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Miami, Florida (Miami 6)	August 12, 2016	21	77.9%
Miami, Florida (Miami 4)	October 9, 2016	19	72.5%
Miami, Florida (Miami 8)	December 12, 2016	17	72.4%
Miami, Florida (Miami 7)	March 26, 2018	1	7.9%
Average		14.3	57.7%	(1)

(1)	Represents mean average occupancy.

The occupancy rates noted above pertain to the aforementioned 23 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three months ended March 31, 2018 and 2017 should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2018 and March 31, 2017:

(Dollars in thousands)	Three months ended
	March 31, 2018	March 31, 2017
Revenues:
Interest income from investments	$4,562	$2,119
Rental and other property-related income from real estate owned	623	63
Other revenues	31	119
Total revenues	5,216	2,301

Costs and expenses:
General and administrative expenses	1,818	1,578
Management fees to Manager	1,304	630
Property operating expenses of real estate owned	311	31

Depreciation and amortization of real estate owned	702	24
Other expenses	290	-
Total costs and expenses	4,425	2,263

Operating income	791	38

Other income (expense):
Equity in earnings from unconsolidated real estate venture	550	422
Change in fair value of investments	4,320	1,393
Interest expense	(416)	(204)
Other interest income	109	134
Total other income	4,563	1,745
Net income	5,354	1,783
Net income attributable to preferred stockholders	(3,595)	(546)
Net income attributable to common stockholders	$1,759	$1,237

Revenues

Total interest income from investments for the three months ended March 31, 2018 was $4.6 million, an increase of approximately $2.4 million, or 115%, from the three months ended March 31, 2017. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $0.6 million from real estate owned during the three months ended March 31, 2018 that is related to the revenues generated by the self-storage real estate owned that was acquired during 2017 and 2018. Other revenues of $31,000 earned during the three months ended March 31, 2018 is derived primarily from management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Compensation and benefits	$959	$920
Occupancy	100	89
Business development	180	74
Professional fees	346	295
Other	233	200
Total general and administrative expenses	$1,818	$1,578

Total general and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2018 were $1.8 million, an increase of $0.2 million, or 15%, from the three months ended March 31, 2017. Compensation and benefits included non-cash expense of stock-based compensation of $376,000 and $292,000 for the three months ended March 31, 2018 and 2017, respectively. Compensation and benefits also included $0.1 million of third party reimbursements to the Manager during the three months ended March 31, 2018, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. Business development expenses increased $0.1 million primarily due to an additional developer conference held and self-storage conferences attended in 2018.

Other operating expenses

The management fees of $1.3 million and $0.6 million in the three months ended March 31, 2018 and 2017, respectively, relate to the fee earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the follow-on offering of our common stock during the second quarter of 2017, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other expenses

Other expenses consist of costs related to the termination of an employee contract during the three months ended March 31, 2018. There were no other expenses for the three months ended March 31, 2017.

Other income (expense)

For the three months ended March 31, 2018 and 2017, we recorded other income of $4.6 million and $1.7 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in late 2016 and 2017 being recognized in 2018. The $0.6 million and $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended March 31, 2018 and 2017, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended March 31, 2018 was $0.4 million and relates to interest incurred on our senior participation and Credit Facility, amortization of deferred financing costs that were incurred in connection with the closing of the Credit Facility, and unused commitment fees related to the Credit Facility. Interest expense for the three months ended March 31, 2017 was $0.2 million and relates to interest incurred on our senior participations. Other interest income for the three months ended March 31, 2018 and 2017 was $0.1 million and relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, depreciation and amortization on real estate assets, and other expenses.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	March 31, 2018	March 31, 2017
Net income attributable to common stockholders	$1,759	$1,237
Plus: stock dividends payable to preferred stockholders	2,125	371
Plus: stock-based compensation	345	292
Plus: depreciation and amortization on real estate assets	702	24
Plus: other expenses	290	-
Adjusted Earnings	$5,221	$1,924

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, make distributions to our stockholders and fund our operations. We have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders. As a result, we are dependent on our Credit Facility, our ability to issue shares of our Series A and Series B Preferred Stock, our ability to issue common stock under our ATM Program and preferred stock under our Preferred ATM Program and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Three months ended March 31,
	2018	2017
Net income	$5,354	$1,783
Adjustments to reconcile net income to net cash used in operating activities:	(7,473)	(2,908)
Net cash used in operating activities	(2,119)	(1,125)
Net cash used in investing activities	(124,830)	(35,310)
Net cash provided by (used in) financing activities	95,210	(2,686)
Change in cash and cash equivalents	$(31,739)	$(39,121)

Cash decreased $31.7 million during the three months ended March 31, 2018 as compared to a decrease in cash of $39.1 million during the three months ended March 31, 2017. Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $2.1 million and $1.1 million, respectively. The primary components of cash used in operating activities during the three months ended March 31, 2018 were net income adjusted for non-cash transactions of $2.4 million, offset by $0.2 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.1 million. The primary components of cash used in operating activities during the three months ended March 31, 2017 were net income adjusted for non-cash transactions of $1.3 million, offset, in part, by $0.2 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 was $124.8 million and $35.3 million, respectively. For the three months ended March 31, 2018, the cash used for investing activities consisted primarily of $116.7 million to fund investments, $0.3 million to fund other loans, $8.8 million to purchase additional interests in four of our development property investments, $0.8 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $1.2 million, a net inflow of $0.3 million for advancements made on behalf of the SL1 Venture, and $0.4 million from repayments of other loan investments. For the three months ended March 31, 2017, the cash used for investing activities consisted primarily of $33.8 million to fund investments, $8.2 million to fund other loans, $1.3 million to purchase an additional interest in one of our development property loans, $1.3 million to fund capital contributions to the SL1 Venture, and a net use of $3.8 million for advancements made on behalf of the SL1 Venture, offset by origination fees received in cash of $1.1 million and $11.9 million from repayments of a construction loan and other loan investments.

Net cash provided by financing activities for the three months ended March 31, 2018 totaled $95.2 million and primarily related to $71.0 million of net proceeds from preferred stock issuances and $29.9 million of net proceeds received in connection with draws on the secured revolving Credit Facility, offset, in part, by $5.4 million of dividends paid and $0.2 million of deferred financing costs related to the future issuance of stock under both our common ATM program and our Preferred ATM program. For the three months ended March 31, 2017, cash used in financing activities totaled $2.7 million and primarily related to $3.3 million of dividends paid and $0.1 million of deferred financing costs, offset, in part, by $0.7 million of cash received in connection with the sale of senior loan participations on certain of our investments.

Liquidity Outlook and Capital Requirements

As of March 31, 2018, we had unrestricted cash of approximately $15.2 million, and we had remaining unfunded commitments of $297.0 million related to our investment portfolio and $2.4 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

The timing of the remaining unfunded commitments of $299.4 million related to our investment portfolio and SL1 Venture is expected to be funded as follows:

Future Fundings for Investments	2018	2019	2020	2021	2022	Total
Estimated Funding Amount	$172,725	$97,414	$20,476	$6,622	$2,194	$299,431

Series A Preferred Stock

On July 27, 2016, we entered into the Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 28, 2018. As of March 31, 2018, we had issued 75,000 restricted shares of the Series A Preferred Stock and received $75.0 million in proceeds pursuant to the terms of the Purchase Agreement. On April 9, 2018, we issued an additional 15,000 restricted shares of the Series A Preferred Stock and received an additional $15.0 million in proceeds pursuant to the terms of the Purchase Agreement. Accordingly, as of May 3, 2018, we have $35.0 million available for issuance under the Purchase Agreement.

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,279,706 shares of common stock at a weighted average price of $22.35, receiving net proceeds after commissions of $27.8 million. As of May 3, 2018, we have approximately $21.4 million available for issuance under the ATM Program.

Preferred ATM Program

On March 29, 2018, we and the Operating Company entered into the Distribution Agreement in connection with the commencement of the Preferred ATM Program. Pursuant to the terms and conditions of the Distribution Agreement, we may, from time to time, issue and sell through or to the Agent, shares of the Series B Preferred Stock, having an aggregate offering price of up to $45.0 million.  We or the Agent may at any time suspend the offering or terminate the Distribution Agreement pursuant to the terms of the Distribution Agreement. The actual sale of Preferred ATM Shares under the Program will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Series B Preferred Stock, capital needs and determinations by us of our appropriate sources of funding. We have no obligation to sell any of the Preferred ATM Shares, and may at any time suspend offers under the Distribution Agreement or terminate the Distribution Agreement.

Subsequent to March 31, 2018, we have sold 38,214 shares of Series B preferred stock at a weighted average price of $23.07, receiving net proceeds after commissions and other offering costs of $0.8 million. As of May 3, 2018, we have approximately $44.1 million available for issuance under the Preferred ATM Program.

Credit Facility

On July 25, 2017, we entered into a $100 million Credit Facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments and bridge loan investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once construction has been completed, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. We expect such availability to increase over the balance of 2018 as our on-balance sheet self-storage investments continue to achieve certificates of occupancy and commence lease-up. As of May 3, 2018, we had $30.0 million outstanding out of our $40.8 million in total availability under the Credit Facility.

During the remainder of 2018, we believe we will have substantial new opportunities for development property investments and bridge investments. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans and procure the Credit Facility. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

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

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from two follow-on public offerings of common stock, which were consummated on December 13, 2016 and June 27, 2017, and proceeds received from sales of shares from time to time under the ATM Program and proceeds from the issuance of our Series B Preferred Stock. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program, through the Preferred Stock ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our ability to issue shares of Series A Preferred Stock is also subject to certain conditions as outlined in Note 8 of the accompanying interim consolidated financial statements. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of us and our subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2 to 1.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of March 31, 2018 (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Long-term debt obligations (1) (2)	$732	$-	$30,000	$-	$-	$-	$30,732
Operating lease obligations	169	171	145	-	-	-	485
Total	$901	$171	$30,145	$-	$-	$-	$31,217

(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.75 – 3.75%.

At March 31, 2018, we had $297.0 million of unfunded loan commitments related to our investment portfolio and $2.4 million related to the SL1 Venture. These commitments are primarily funded over the 18-24 months following the investment closing date as construction is completed. At March 31, 2018, we had $3.6 million of unfunded loan commitments related to our other assets.

As of March 31, 2018, we had unrestricted cash of approximately $15.2 million.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended March 31, 2018, we declared a cash dividend to our stockholders of $0.35 per share, payable on April 13, 2018 to stockholders of record on April 2, 2018. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2017 Form 10-K.

Market Risk

Our development property investments, bridge loan investments, and operating property loans generally will be reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates, capitalization rates, and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2018	December 31, 2017
Up 25 basis points	$(1.7)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.8	1.2

Up 50 basis points	$(3.4)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	3.6	2.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2018	December 31, 2017
Up 25 basis points	$(3.9)	$(2.8)
Down 25 basis points	4.3	3.1

Up 50 basis points	(7.6)	(5.3)
Down 50 basis points	9.1	6.4

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2017 Form 10-K, which describes the various additional risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended March 31, 2018:	Purchased	Per Share	Programs	(dollars in thousands)
January 1-January 31	-	$-	-	$6,848
February 1-February 28	-	-	-	6,848
March 1-March 31	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On March 9, 2018, an employee of the Manager returned 2,234 shares of our common stock to us in connection with the vesting of 7,500 shares of restricted stock in order to satisfy tax withholding obligations.

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

3.1

Amendment No. 1 to Articles Supplementary designating the Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed January 25, 2018).

3.2	Articles Supplementary designating the Series B Preferred Stock (incorporated by reference to Exhibit 3.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed January 25, 2018).

3.3	Articles Supplementary designating additional shares of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed March 29, 2018).

10.1

Amendment No. 2 to the Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed January 25, 2018).

10.2

Amendment No. 3 to the Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed March 29, 2018).

10.3

Distribution Agreement, dated March 29, 2018, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC, JCAP Advisors, LLC, and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed March 29, 2018).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: May 4, 2018	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)