Form 10-Q
period 2018-06-30
Jernigan Capital, Inc.
filed 2018-08-02
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, Jernigan Capital, Inc. had 19,364,795 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and cash equivalents	$43,331	$46,977
Self-Storage Investment Portfolio:
Development property investments at fair value, of which $60.5 million and $59.9 million of funded principal is pledged as collateral against the Company’s secured revolving credit facility and senior loan participation as of June 30, 2018 and December 31, 2017, respectively	302,245	228,233
Bridge loan investments at fair value, of which $78.6 million of funded principal is pledged as collateral against the Company's secured revolving credit facility as of June 30, 2018	79,581	-
Operating property loans at fair value, of which $6.0 million of funded principal is pledged as collateral against the Company's secured revolving credit facility as of June 30, 2018 and December 31, 2017	5,862	5,938
Self-storage real estate owned, net	59,835	15,355
Investment in and advances to self-storage real estate venture	14,846	13,856
Other loans, at cost	1,361	1,313
Deferred financing costs	1,644	2,004
Prepaid expenses and other assets	975	776
Fixed assets, net	180	182
Total assets	$509,860	$314,634

Liabilities:
Senior loan participation	$-	$718
Secured revolving credit facility	-	-
Due to Manager	1,887	1,484
Accounts payable, accrued expenses and other liabilities	2,916	1,138
Dividends payable	11,319	5,474
Total liabilities	16,122	8,814

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 110,000 and 40,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively, at liquidation preference of $110.0 million and $40.0 million, net of offering costs, respectively	107,168	37,764
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 and no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively, at liquidation preference of $39.3 million and none, net of offering costs, respectively	37,463	-
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2018 and December 31, 2017; 19,254,141 and 14,429,055 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	192	144
Additional paid-in capital	361,636	276,814
Accumulated deficit	(12,721)	(8,902)
Total equity	493,738	305,820
Total liabilities and equity	$509,860	$314,634

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Interest income from investments	$6,403	$2,467	$10,965	$4,586
Rental and other property-related income from real estate owned	805	105	1,428	168
Other revenues	33	27	64	146
Total revenues	7,241	2,599	12,457	4,900

Costs and expenses:
General and administrative expenses	2,034	1,371	3,852	2,949
Management fees to Manager	1,582	707	2,886	1,337
Property operating expenses of real estate owned	420	43	731	74
Depreciation and amortization of real estate owned	887	38	1,589	62
Other expenses	-	-	290	-
Total costs and expenses	4,923	2,159	9,348	4,422

Operating income	2,318	440	3,109	478

Other income (expense):
Equity in earnings from unconsolidated real estate venture	435	595	985	1,017
Change in fair value of investments	8,623	4,289	12,943	5,682
Interest expense	(638)	(230)	(1,054)	(434)
Other interest income	59	100	168	234
Total other income	8,479	4,754	13,042	6,499
Net income	10,797	5,194	16,151	6,977
Net income attributable to preferred stockholders	(4,580)	(177)	(8,175)	(723)
Net income attributable to common stockholders	$6,217	$5,017	$7,976	$6,254

Basic earnings per share attributable to common stockholders	$0.40	$0.50	$0.53	$0.66
Diluted earnings per share attributable to common stockholders	$0.40	$0.50	$0.53	$0.66

Dividends declared per share of common stock	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Series A		Series B						Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2016	10,000	$9,448	-	$-	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(3)	-	-	-	-	-	-	(3)	-	(3)
Stock dividend paid on preferred stock	-	-	-	-	57,850	1	1,193	-	1,194	-	1,194
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,025,000	40	83,895	-	83,935	-	83,935
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,093,202	10	24,184	-	24,194	-	24,194
Repurchase and retirement of shares of common stock	-	-	-	-	(5,470)	-	(128)	-	(128)	-	(128)
Issuances of stock-based awards	-	-	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	-	-	727	-	727	-	727
Dividends declared on preferred stock	-	-	-	-	-	-	-	(723)	(723)	-	(723)
Dividends declared on common stock	-	-	-	-	-	-	-	(8,132)	(8,132)	-	(8,132)
Net income	-	-	-	-	-	-	-	6,977	6,977	-	6,977
Balance at June 30, 2017	10,000	$9,445	-	$-	14,238,350	$142	$272,525	$(5,718)	$276,394	$-	$276,394

Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	70,000	69,404	1,500,000	35,980	-	-	-	-	105,384	-	105,384
At-the-market issuance of preferred stock, net of offering costs	-	-	71,734	1,483	-	-	-	-	1,483	-	1,483
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,600,000	46	81,103	-	81,149	-	81,149
At-the-market issuance of common stock, net of offering costs	-	-	-	-	44,016	-	682	-	682	-	682
Stock dividend paid on preferred stock	-	-	-	-	122,250	1	2,168	-	2,169	-	2,169
Repurchase and retirement of shares of common stock	-	-	-	-	(16,513)	-	(314)	-	(314)	-	(314)
Issuance of stock-based awards	-	-	-	-	75,333	1	(1)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,184	-	1,184	-	1,184
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(6,926)	(6,926)	-	(6,926)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(1,249)	(1,249)	-	(1,249)

Dividends declared on common stock	-	-	-	-	-	-	-	(11,795)	(11,795)	-	(11,795)
Net income	-	-	-	-	-	-	-	16,151	16,151	-	16,151
Balance at June 30, 2018	110,000	$107,168	1,571,734	$37,463	19,254,141	$192	$361,636	$(12,721)	$493,738	$-	$493,738

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,151	$6,977
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(9,410)	(3,114)
Change in fair market value of investments	(12,943)	(5,682)
Stock-based compensation	1,184	727
Equity in earnings from unconsolidated self-storage real estate venture	(980)	(1,012)
Return on investment from unconsolidated self-storage real estate venture	462	329
Depreciation and amortization	1,624	91
Amortization of deferred financing costs	381	11
Accretion of origination fees	(341)	(299)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(171)	(369)
Due to Manager	403	19
Accounts payable, accrued expenses, and other liabilities	151	97
Net cash used in operating activities	(3,489)	(2,225)

Cash flows from investing activities:
Purchase of corporate fixed assets	(34)	(19)
Purchase of self-storage real estate owned	(9,087)	(1,270)
Capital additions to self-storage real estate owned	(205)	-
Capital contributions to unconsolidated self-storage real estate venture	(1,653)	(3,172)
Advances to unconsolidated self-storage real estate venture	(11,832)	(27,481)
Repayment of advances to unconsolidated self-storage real estate venture	13,014	22,396
Cash received for developer's equity prior to funding	-	1,254
Funding of investment portfolio:
Origination fees received in cash	1,868	2,680
Development property and bridge loan investments	(170,989)	(78,129)
Funding of other loans	(718)	(8,940)
Repayments of investment portfolio investments	3,257	12,239
Repayments of other loans	534	12,704
Net cash used in investing activities	(175,845)	(67,738)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	34,433	-
Borrowings on (repayments of) senior loan participations	(732)	1,658
Repayment of Credit Facility	(35,000)	-
Deferred financing costs	-	(12)
Stock repurchase	(314)	(128)
Net proceeds from issuance of common stock	81,831	108,235
Net proceeds from issuance of Series A preferred stock	69,963	-
Net proceeds from issuance of Series B preferred stock	37,463	-
Costs related to the future issuance of preferred stock	-	(3)
Dividends paid on Series A preferred stock	(1,288)	(348)
Dividends paid on Series B preferred stock	(561)	-
Dividends paid on common stock	(10,107)	(6,283)
Net cash provided by financing activities	175,688	103,119
Net change in cash and cash equivalents	(3,646)	33,156
Cash and cash equivalents at the beginning of the period	46,977	67,373
Cash and cash equivalents at the end of the period	$43,331	$100,529

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

Investments and Election of Fair Value Option of Accounting for Certain Investments

The Company has elected the fair value option of accounting for all of its investment portfolio loan and equity investments, including those that are required under GAAP to be accounted for under the equity method, in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance including its revenues and value inherent in the Company’s equity participation in development projects. Changes in the fair value of these investments are recorded in change in fair value of investments within other income. Interest income is reported in interest income from investments in the Consolidated Statements of Operations and is not included in the change in fair value of investments within other income. All direct loan costs are charged to expense as incurred.

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At June 30, 2018 and December 31, 2017, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at June 30, 2018 and December 31, 2017.

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

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$302,245	$-	$-	$302,245
Bridge loan investments (1)	79,581	-	-	79,581
Operating property loans	5,862	-	-	5,862
Total investments	$387,688	$-	$-	$387,688

	The Company closed its first bridge loan investment on March 2, 2018.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$228,233	$-	$-	$228,233
Operating property loans	5,938	-	-	5,938
Total investments	$234,171	$-	$-	$234,171

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and six months ended June 30, 2018 and 2017.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. As of June 30, 2018, the Company had executed eight revolving loan agreements with an aggregate outstanding principal amount of $1.0 million. Seven of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Seven of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9 - 7.0% per annum and are due in full in three years. At December 31, 2017, the Company had executed nine revolving loan agreements with an aggregate outstanding principal amount of $1.0 million.

These loans are accounted for under the cost method, and fair value approximates cost at June 30, 2018 and December 31, 2017. None of these loans are in non-accrual status as of June 30, 2018 and December 31, 2017. The Company determined that no allowance for loan loss was necessary at June 30, 2018 and December 31, 2017.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined in Note 8, Stockholders’ Equity) which required the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. As of June 30, 2018, the Company has issued and sold $110.0 million in shares of of Series A Preferred Stock. On July 25, 2018, the Purchase Agreement was amended to allow the Company to issue the remaining portion of the Series A Preferred Stock on or before September 30, 2018 (See Note 11, Subsequent Events). The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Purchase Agreement. Such costs are presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock is issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, was reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, none and $0.6 million is in deferred costs on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, and $2.8 million and $2.2 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively.

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

Comprehensive Income

For the three and six months ended June 30, 2018 and 2017, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying interim consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update creates a single accounting model for all share-based payments. As a result of this update, the existing employee guidance will apply to nonemployee share-based transactions, with the cost of nonemployee awards continuing to be recorded as if the grantor had paid cash for the goods or services. The equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. As allowed, the Company has elected to early adopt the amendments in ASU 2018-07 effective April 1, 2018. As required by the ASU, the Company has established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. The cumulative-effect adjustment to retained earnings as of January 1, 2018 was immaterial to the financial statements as a whole. As such, the Company recorded this adjustment through its consolidated statements of operations for the three months ended June 30, 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. Upon adoption of the new guidance, the Company expects that the majority of future self-storage facility acquisitions will now be considered asset acquisitions. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 for new acquisitions beginning on July 1, 2017. The costs related to the acquisitions of self-storage facilities that qualify as asset acquisitions will be capitalized as part of the purchase.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows (defined in the ASU as “cash flow issues”), including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company has elected to early adopt effective October 1, 2017 on a retrospective basis as required. The Company has concluded that the new accounting guidance does not impact its current classification of distributions received from equity method investees as an operating activity in its Consolidated Statements of Cash Flows. The Company further considered its components of cash flows under the cash flow issue “Separately Identifiable Cash Flow and Applicable of the Predominance Principle,” which addresses certain cash receipts and cash payments that may have aspects of more than one class of cash flows. In the absence of specific GAAP guidance, the Company evaluated its cash flows from origination fees received in cash, which have been historically presented as operating cash flows, on the basis of the nature of the underlying cash flows. The Company concluded that the origination fees are related to the origination of loans and the funding of our investment portfolio for which the associated cash flows are presented as investing activities. As a result, $2.7 million of origination fees received in cash for the six months ended June 30, 2017, have been retrospectively presented as an investment activity in the Consolidated Statements of Cash Flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017. This ASU outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Several ASUs expanding and clarifying the initial guidance issued in ASU 2014-09 have been released since May 2014. The Company adopted the ASU effective January 1, 2018. The Company has evaluated all applicable contracts and revenue streams and has concluded that the adoption does not have an effect on its consolidated financial statements, primarily due to the new guidance not applying to revenue associated with loans or derived from lease contracts.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$743	$433

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$2,169	$1,194
Dividends declared, but not paid, on preferred stock	4,580	177
Dividends declared, but not paid, on common stock	6,739	4,983
Reclassification of self-storage real estate owned	35,281	6,066
Assumed liabilities with acquisition of self-storage real estate owned	1,258	-
Other loans paid off with issuance of development property investments	117	1,410
Reclassification of deferred costs to cumulative preferred stock	559	-

3. SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at June 30, 2018 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 48 investments totaling an aggregate committed principal amount of approximately $566.1 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of June 30, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the third quarter of 2018.

•

Bridge Loan Investments - The Company had five bridge loan investments with an aggregate committed principal amount of approximately $83.3 million. Three bridge loans amounting to an aggregate committed principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. The Company has a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% accruing and payable upon maturity of the loan. The Company also has a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each. The bridge loans are all issued and outstanding with a single borrower.

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

As of June 30, 2018, the aggregate committed principal amount of the Company’s development property investments, bridge loan investments and operating property loans was approximately $673.1 million and outstanding principal was $365.5 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/19/2015	Tampa 1 (2)	$5,369	$5,285	$84	$5,931
6/29/2015	Charlotte 1 (2)	7,624	7,357	267	9,556
7/2/2015	Milwaukee (2)	7,650	7,641	9	9,241
7/31/2015	New Haven (2)	6,930	6,600	330	8,342
8/14/2015	Raleigh (2)	8,792	8,176	616	8,442
10/27/2015	Austin (2)	8,658	7,551	1,107	8,600
9/20/2016	Charlotte 2 (2)	12,888	9,497	3,391	10,660
11/17/2016	Jacksonville 2 (2)	7,530	6,890	640	8,512
1/4/2017	New York City 1 (2)	16,117	16,056	61	20,934
1/18/2017	Atlanta 3	14,115	4,212	9,903	4,028
1/31/2017	Atlanta 4 (2)	13,678	10,206	3,472	11,995
2/24/2017	Orlando 3 (2)	8,056	5,961	2,095	7,004
2/24/2017	New Orleans (3)	12,549	4,411	8,138	4,454
2/27/2017	Atlanta 5 (3)	17,492	8,262	9,230	8,179
3/1/2017	Fort Lauderdale (3)	9,952	3,934	6,018	4,045
3/1/2017	Houston (3)	13,630	6,079	7,551	6,388
4/14/2017	Louisville 1 (3)	8,523	5,255	3,268	6,049
4/20/2017	Denver 1 (3)	9,806	3,706	6,100	3,587
4/20/2017	Denver 2 (2)	11,164	8,173	2,991	9,718
5/2/2017	Atlanta 6 (3)	12,543	8,658	3,885	9,863
5/2/2017	Tampa 2	8,091	2,070	6,021	1,991
5/19/2017	Tampa 3 (3)	9,224	4,379	4,845	4,787
6/12/2017	Tampa 4 (3)	10,266	6,127	4,139	7,187
6/19/2017	Baltimore (3)(4)	10,775	5,584	5,191	5,667
6/28/2017	Knoxville (3)	9,115	4,367	4,748	4,605
6/29/2017	Boston 1 (2)	14,103	10,801	3,302	11,786
6/30/2017	New York City 2 (4)	26,482	20,356	6,126	19,759
7/27/2017	Jacksonville 3 (3)	8,096	4,411	3,685	4,993
8/30/2017	Orlando 4	9,037	2,661	6,376	2,561
9/14/2017	Los Angeles 1	28,750	7,923	20,827	7,672
9/14/2017	Miami 1	14,657	6,942	7,715	6,785
9/28/2017	Louisville 2 (3)	9,940	5,316	4,624	5,861
10/12/2017	Miami 2 (4)	9,459	1,062	8,397	818
10/30/2017	New York City 3 (4)	14,701	3,712	10,989	3,384
11/16/2017	Miami 3 (4)	20,168	4,309	15,859	3,740
11/21/2017	Minneapolis 1	12,674	285	12,389	156
12/1/2017	Boston 2	8,771	2,329	6,442	2,235
12/15/2017	New York City 4	10,591	1,283	9,308	1,168
12/27/2017	Boston 3	10,174	2,475	7,699	2,306
12/28/2017	New York City 5	16,073	5,101	10,972	4,945
2/8/2018	Minneapolis 2	10,543	3,944	6,599	3,878
3/30/2018	Philadelphia (4)	14,338	3,558	10,780	3,274
4/6/2018	Minneapolis 3	12,883	2,613	10,270	2,489
5/1/2018	Miami 9 (4)	12,421	2,448	9,973	2,219
5/15/2018	Atlanta 7	9,418	857	8,561	772
5/23/2018	Kansas City	9,968	1,413	8,555	1,324
6/7/2018	Orlando 5	12,969	-	12,969	-
6/12/2018	Los Angeles 2 (5)	9,298	4,424	4,874	4,500
		$566,051	$264,660	$301,391	$286,390

Construction loans:
12/23/2015	Miami	17,733	15,966	1,767	15,855
		$17,733	$15,966	$1,767	$15,855
Total development property investments		$583,784	$280,626	$303,158	$302,245

Bridge loan investments (includes a profits interest):
3/2/2018	Miami 4 (2)	20,201	19,627	574	20,997
3/2/2018	Miami 5 (2)(4)	17,738	16,108	1,630	14,009
3/2/2018	Miami 6 (2)	13,370	13,370	-	17,129
3/2/2018	Miami 7 (2)(4)	18,462	16,755	1,707	14,892
3/2/2018	Miami 8 (2)	13,553	13,013	540	12,554
Total bridge loan investments		$83,324	$78,873	$4,451	$79,581

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,402
12/22/2015	Chicago	2,502	2,500	2	2,460
Total operating property loans		$5,982	$5,980	$2	$5,862

Total investments reported at fair value		$673,090	$365,479	$307,611	$387,688

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(5)

This investment has a total project cost of $29.5 million of which a traditional bank will provide 65% of the total cost through a construction loan. The Company will fund 90% of the remaining 35% of costs required to complete the project through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

The following table provides a reconciliation of the funded principal to the fair market value of investments at June 30, 2018:

Funded principal	$365,479
Adjustments:
Unamortized origination fees	(6,389)
Change in fair value of investments	28,682
Other	(84)
Fair value of investments	$387,688

As of December 31, 2017, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $523.8 million and outstanding principal was $213.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/10/2015	Atlanta 1 (2)(5)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)	7,650	7,512	138	8,994
7/31/2015	New Haven (2)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889

9/30/2015	Jacksonville 1 (2)(5)	6,445	5,988	457	8,913
10/27/2015	Austin (2)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553
2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547
4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576
7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis 1	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373
Total development property investments		$517,839	$207,089	$310,750	$228,233

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,447
12/22/2015	Chicago	2,502	2,500	2	2,491
Total operating property loans		$5,982	$5,980	$2	$5,938

Total investments reported at fair value		$523,821	$213,069	$310,752	$234,171

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of December 31, 2017. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

No loans were in non-accrual status as of June 30, 2018 and December 31, 2017.

All of the Company’s development property investments and bridge loan investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge loan investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $387.5 million and $343.5 million, respectively, at June 30, 2018 and approximated $234.7 million and $194.4 million, respectively, at December 31, 2017. These investees had revenues of approximately $1.5 million and $2.3 million and net operating income, excluding depreciation and interest expense, of approximately $0.4 million and $0.5 million for the three and six months ended June 30, 2018, respectively. These investees had revenues of approximately $0.7 million and $1.2 million and net operating income, excluding depreciation and interest expense, of approximately $0.1 million and less than $0.1 million for the three and six months ended June 30, 2017, respectively. For the six months ended June 30, 2018, the total income (interest income and change in fair value) from one bridge loan investment with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the six months ended June 30, 2018 of $4.2 million from the Miami 6 MSA bridge loan investment with a Profits Interest.

For 16 of the Company’s development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of June 30, 2018 and December 31, 2017.

Investments reported at cost (Self-Storage Real Estate Owned)

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

2017 Activity

On February 3, 2017, the Company purchased 50% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 1 development property investment with a Profits Interest for $1.3 million and increased its Profits Interest on this development property investment from 49.9% to 74.9%. The Class A member retained all management and voting rights in the limited liability company. Previously, the Company accounted for this investment as an equity method investment. Because the Company was entitled to greater than 50% of the residual profits from the investment, the Company accounted for this investment as a real estate investment in its consolidated financial statements in accordance with ASC 310, Receivables.

On August 9, 2017, the Company purchased the remaining 50% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 1 development property investment with a Profits Interest and 100% of the economic rights of the Class A membership units of a limited liability company that owned the Orlando 2 development property investment with a Profits Interest for $1.6 million and increased its Profits Interest on these development property investment from 74.9% to 100% and 49.9% to 100%, respectively. The Orlando 2 investment is an additional phase to the Orlando 1 investment that is being operated as one self-storage facility. The Company now owns all management and voting rights in the limited liability companies. Previously, the Company accounted for the Orlando 1 investment as a real estate investment and the Orlando 2 investment as an equity method investment. Because the Company is now entitled to greater than 50% of the residual profits from the Orlando 2 investment, the Company accounts for this investment as a real estate investment in its consolidated financial statements. The Company will continue to account for the Orlando 1 investment as a real estate investment. Accordingly, as of August 9, 2017, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements.

The Company evaluated the 2018 and 2017 purchases under ASU 2017-01 and concluded that the transactions consisted of a single identifiable asset that represents substantially all of the fair value of the gross assets acquired. Therefore, these transactions do not constitute the purchase of a business and have been treated as asset acquisitions. In accordance with ASU 2017-01, as of the respective acquisition dates, the Company’s basis in the self-storage real estate owned is recorded at cost (generally equal to the cash consideration paid, assumed liabilities, if applicable, and the funded loan balance, net of unamortized origination fees), plus unrealized gains recorded at the date of acquisition. The allocation to the basis of the assets acquired is based on their relative fair values.

The following table shows the Company’s basis as of the date of acquisition for the facilities acquired during the six months ended June 30, 2018:

	Jacksonville 1	Atlanta 1	Atlanta 2	Pittsburgh	Totals
Funded principal balance, net of unamortized origination fees	$5,966	$8,084	$5,766	$4,938	$24,754
Unrealized appreciation on investments	2,947	2,704	2,900	1,976	10,527
Cash consideration, inclusive of transaction costs (1)	2,625	2,342	2,960	1,183	9,110
Assumed liabilities (2)	-	-	-	1,258	1,258
Net property working capital acquired	95	41	40	40	216
Total cost basis	$11,633	$13,171	$11,666	$9,395	$45,865

(1)	Includes $23,000 of transaction costs incurred but not yet paid as of June 30, 2018.
(2)	Included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet as of June 30, 2018.

The following table shows the Company’s basis as of the date of acquisition for the facility acquired during the year ended December 31, 2017:

Funded principal balance, net of unamortized origination fees	$9,139
Unrealized appreciation on investments	3,780
Cash consideration, inclusive of transaction costs	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Land	$8,183	$1,505
Building and improvements	51,285	13,720
In-place leases	2,223	602
Property equipment	5	-
Construction-in-progress	200	-
Accumulated depreciation and amortization	(2,061)	(472)
Self-storage real estate owned	$59,835	$15,355

The following tables show the impact of these real estate investments on the Company’s accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2018 and 2017:

	Three months ended	Three months ended
	June 30, 2018	June 30, 2017

Rental and other property-related income from real estate owned	$805	$105

Property operating expenses of real estate owned	(420)	(43)
Depreciation and amortization expense	(887)	(38)
Total expenses of real estate owned	$(1,307)	$(81)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017

Rental and other property-related income from real estate owned	$1,428	$168

Property operating expenses of real estate owned	(731)	(74)
Depreciation and amortization expense	(1,589)	(62)
Total expenses of real estate owned	$(2,320)	$(136)

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the thirteen development property investments that were 40% complete but for which construction was not substantially complete at June 30, 2018, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Eighteen development property and bridge loan investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at June 30, 2018. For the Company’s development property and bridge loan investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2018 and December 31, 2017. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of June 30, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments and bridge loan investments (a)	Income approach analysis	Market yields/discount rate	4.81 - 12.25%	9.24%
		Exit date (d)	0.25 - 6.46 years	3.54 years

Development property investments with a profits interest and bridge loan investments (b)	Option pricing model	Volatility	51.74 - 92.34%	72.35%
		Exit date (d)	0.25 - 6.46 years	3.68 years
		Capitalization rate (c)	5.25 - 6.15%	5.48%
		Discount rate (c)	8.25 - 11.20%	8.85%

Operating property loans	Income approach analysis	Market yields/discount rate	6.47 - 7.43%	6.87%
		Exit date (d)	3.48 - 4.15 years	3.87 years

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

(c)

Thirty-one properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2018	December 31, 2017
Up 25 basis points	$(2.0)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	1.2

Up 50 basis points	(4.0)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.2	2.4

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2018	December 31, 2017
Up 25 basis points	$(5.5)	$(2.8)
Down 25 basis points	6.0	3.1

Up 50 basis points	(10.6)	(5.3)
Down 50 basis points	12.7	6.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three and six months ended June 30, 2018 and 2017.

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

The following table presents changes in investments that use Level 3 inputs:

Balance at December 31, 2017	$234,171
Net realized gains	-
Net unrealized gains	12,943
Fundings of principal and change in unamortized origination fees	169,702
Repayments of loans	(3,257)
Payment-in-kind interest	9,410
Reclassification of self-storage real estate owned	(35,281)
Net transfers in or out of Level 3	-
Balance at June 30, 2018	$387,688

As of June 30, 2018 and December 31, 2017, the total net unrealized appreciation on the investments that use Level 3 inputs was $28.7 million and $26.3 million, respectively.

For the three and six months ended June 30, 2018 and 2017, substantially all of the change in fair value of investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of June 30, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million as of June 30, 2018. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of June 30, 2018, the SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$11,829	$2,038	$14,263
5/14/2015	Miami 2 (2) (3)	14,849	12,704	2,145	14,137
9/25/2015	Fort Lauderdale (2) (3)	13,230	11,211	2,019	13,166
4/15/2016	Washington DC (4)	17,269	16,426	843	18,980
4/29/2016	Atlanta 1 (4)	10,223	9,304	919	10,299
7/19/2016	Jacksonville (4)	8,127	7,378	749	11,594
7/21/2016	New Jersey (3)	7,828	3,493	4,335	3,525
8/15/2016	Atlanta 2 (4)	8,772	7,982	790	9,119
8/25/2016	Denver (4)	11,032	9,998	1,034	12,335
9/28/2016	Columbia (4)	9,199	8,566	633	9,780
12/22/2016	Raleigh (4)	8,877	7,243	1,634	8,642
	Total	$123,273	$106,134	$17,139	$125,840

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of June 30, 2018, the SL1 Venture had total assets of $126.0 million and total liabilities of $2.1 million. During the three and six months ended June 30, 2018, the SL1 Venture had net income of $4.0 million and $9.1 million, of which $0.4 million and $1.0 million was allocated to the Company and $3.6 million and $8.1 million was allocated to HVP III, respectively, under the HLBV method. At June 30, 2018, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At June 30, 2018 and December 31, 2017, the Company had $2.0 million and $3.2 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of June 30, 2018 and December 31, 2017.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of June 30, 2018 and December 31, 2017.

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

For four of the SL1 Venture development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put options, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at June 30, 2018 and December 31, 2017.

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

The Company has recorded assets of $381.8 million and $228.2 million at June 30, 2018 and December 31, 2017, respectively, for its variable interest in the development property and bridge loan VIEs which is included in the development property investments and bridge loan investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge loan VIEs is as follows:

	June 30, 2018	December 31, 2017
Assets recorded related to VIEs	$381,826	$228,233
Unfunded loan commitments to VIEs	307,609	310,750
Maximum exposure to loss	$689,435	$538,983

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of June 30, 2018 and December 31, 2017, the Company’s remaining unfunded commitment to the SL1 Venture is $1.7 million and $3.4 million, respectively. At June 30, 2018 and December 31, 2017, the Company had $2.0 million and $3.2 million, respectively, in advances to the SL1 Venture.

7. DEBT

Credit Facility

On July 25, 2017, the Operating Company entered into a $100 million senior secured revolving Credit Facility with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as lead arranger, and the other lenders party thereto (the “Credit Facility”). Pursuant to an accordion feature, the Operating Company may from time to time increase the commitments up to an aggregate amount of $200 million, subject to, among other things, an absence of default under the Credit Facility, as well as receiving commitments from lenders for the additional amounts. The Operating Company typically uses borrowings under the Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On July 25, 2017, the Company and certain wholly-owned subsidiaries of the Operating Company entered into an Unconditional Guaranty of Payment and Performance whereby they have agreed to unconditionally guarantee the obligations of the Operating Company under the Credit Facility. The Credit Facility is secured by a portion of the Company’s investments, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Credit Facility. The Credit Facility has a scheduled maturity date on July 24, 2020. Borrowings under the Credit Facility are secured by two different pools of collateral: one consisting of the Company’s mortgage loans extended to developers and the other consisting of self-storage properties owned by the Company.

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

Each loan made under the Credit Facility bears interest at either, at the Operating Company’s election, a base rate plus a margin of either 1.75% or 2.75% or LIBOR plus a margin of either 2.75% or 3.75%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of 0.35% per annum, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

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

In January 2018, the Company entered into the First Amendment to the Credit Facility to clarify how acquisitions of developers’ interests would be addressed under the Credit Facility.

As of June 30, 2018, the Company had no outstanding borrowings under the Credit Facility and $90.8 million was available for borrowing under the Credit Facility.

As of June 30, 2018, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants throughout the term of the Credit Facility.

As of June 30, 2018, the funded principal of $60.5 million of development property investments at fair value, the funded principal of $78.6 million of bridge loan investments at fair value, the funded principal of $6.0 million of operating property loans at fair value, and $17.6 million of the self-storage real owned, net, is pledged as collateral against the Credit Facility. As of December 31, 2017, the funded principal of $47.4 million of development property investments at fair value, the funded principal of $6.0 million of operating property loans at fair value, and $4.4 million of the self-storage real owned, net, is pledged as collateral against the Credit Facility.

Senior Participation

On May 27, 2016, the Company sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeded $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company continued to service the underlying loan as long as it was not in default under the Miami Participation Agreement. The bank had the option to “put” the senior participation to the Company in the event the underlying borrower defaulted on the underlying loan or if the Company defaulted under the Miami Participation Agreement. As part of the Participation Agreement, the Company maintained a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance was not maintained, the interest rate would have increased. The Company paid to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%.  The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. On March 31, 2018, the maturity date was extended to June 30, 2018. The Company repurchased the Miami A Note on June 19, 2018. There was no outstanding balance for the Miami A Note as of June 30, 2018.

As of December 31, 2017, the funded principal of $12.5 million of the Miami development property investment at fair value was pledged as collateral against the Company’s senior participation.

The table below details the bank commitments and outstanding balance of our senior participation at December 31, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2017	Maturity Date(1)
Miami A Note	10,001	732	9,269	30-day LIBOR + 3.10%	4.66%	January 31, 2018
Unamortized fees		(14)
Net balance		$718

(1)	On January 30, 2018, the maturity date was extended to March 31, 2018. On March 31, 2018, the maturity date was extended to June 30, 2018. On June 19, 2018, the Company repurchased the Miami A Note.

8. STOCKHOLDERS’ EQUITY

The Company had 19,254,141 and 14,429,055 shares of common stock issued and outstanding, which included 172,499 and 185,002 shares of nonvested restricted stock, as of June 30, 2018 and December 31, 2017, respectively. The Company had 110,000 and 40,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2018 and December 31, 2017. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of June 30, 2018.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. As of June 30, 2018, the Company has issued and sold an aggregate of 1,323,722 shares of common stock at a weighted average price of $22.24 per share under the ATM Program, receiving net proceeds after commissions and other offering costs of $28.5 million.

On June 27, 2017, the Company received $83.9 million in proceeds, net of underwriters’ discounts and offering costs payable by the Company, related to the public offering of 4,025,000 shares of common stock.

On June 14, 2018, the Company received $81.1 million in proceeds, net of underwriters’ discounts and offering costs payable by the Company, related to the public offering of 4,600,000 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of June 30, 2018, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of June 30, 2018, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of June 30, 2018 and December 31, 2017 363,587 and 288,254 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 87,836 vested during the six months ended June 30, 2018, 10,000 will vest in the second half of 2018, 72,500 will vest in 2019, 72,497 will vest in 2020 and 17,502 will vest in 2021. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $0.8 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million and $0.7 million of stock-based compensation expense for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.9 million and $2.7 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended		Three months ended
	June 30, 2018		June 30, 2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at March 31,	195,502	$21.32	120,001	$20.10
Granted	57,333	19.52	111,414	22.59
Vested	(80,336)	18.46	(28,913)	21.26
Forfeited	-	-	-	-
Nonvested at June 30,	172,499	$18.37	202,502	$21.33

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	185,002	$21.58	120,001	$20.10
Granted	75,333	19.18	111,414	22.59
Vested	(87,836)	18.53	(28,913)	21.26
Forfeited	-	-	-	-
Nonvested at June 30,	172,499	$18.37	202,502	$21.33

Nonvested restricted shares of common stock receive dividends which are nonforfeitable.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $125 million in shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”). The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of June 30, 2018.

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

Pursuant to the Purchase Agreement and the Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2019 annual meeting of stockholders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

The holders of the Series A Preferred Stock have certain customary registration rights with respect to the Common Stock issued as Stock Dividends pursuant to the terms of a Registration Rights Agreement.

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

As of June 30, 2018, the Company had issued 110,000 restricted shares of the Series A Preferred Stock to the Buyers and received $110.0 million in proceeds pursuant to the terms of the Purchase Agreement.

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

On May 2, 2018, the Company declared a (i) cash distribution of $16.07 per share of Series A Preferred Stock, payable on July 13, 2018, to holders of Series A Preferred Stock of record on the close of business on July 1, 2018, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on July 13, 2018, to holders of Series A Preferred Stock of record on the close of business on July 1, 2018.

Public Offerings of Series B Preferred Stock

On January 25, 2018, the Company filed Articles Supplementary (the “Series B Articles Supplementary”) with MSDAT designating 1,725,000 of its authorized preferred stock as 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”).

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

Holders of the Series B Preferred Stock generally will have no voting rights. However, if the Company is in arrears on dividends, whether or not authorized or declared, on the Series B Preferred Stock for six or more quarterly periods, whether or not consecutive, holders of Series B Preferred Stock (voting together as a single class with the holders of all other classes or series of parity preferred stock (which excludes holders of Series A Preferred Stock, who are entitled to a separate class vote to elect separate Series A Preferred directors, as described above, upon which like voting rights have been conferred and are exercisable)) will be entitled to elect two additional directors at a special meeting called upon the request of the holders of at least 10% of such outstanding shares of Series B Preferred Stock or the holders of at least 10% of outstanding shares of any such other class or series of the Company’s parity preferred stock or at the Company’s next annual meeting and each subsequent annual meeting of stockholders, until all accrued and unpaid dividends with respect to the Series B Preferred Stock have been paid. Such directors will be elected by a vote of holders of a majority of the outstanding Series B Preferred Stock and any other series of parity equity securities upon which like voting rights have been conferred and are exercisable, voting together as a single class (which excludes holders of Series A Preferred Stock, who are entitled to a separate class vote to elect separate Series A Preferred directors as described above).

In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock shall be entitled to receive a liquidating distribution in the amount of  $25.00 per share, plus accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date of final distribution to such holders.

On January 26, 2018, the Company received $36.0 million in proceeds, net of underwriter’s discount and offering costs, related to the issuance of 1,500,000 shares of Series B Preferred Stock.

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

In connection with the Preferred ATM Program, the Company filed, with MSDAT, Articles Supplementary (the “Preferred ATM Articles Supplementary”) to the Articles of Amendment and Restatement of the Company, designating 2,025,000 shares of its previously undesignated preferred stock as Series B Preferred Stock. The Preferred ATM Articles Supplementary increase the number of shares of the Company’s preferred stock designated as Series B Preferred Stock from 1,725,000 to 3,750,000.

As of June 30, 2018, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.5 million under the Preferred ATM Program.

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

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three and six months ended June 30, 2018 and 2017, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Shares outstanding
Weighted average common shares - basic	15,274,459	9,850,967	14,763,741	9,356,744
Effect of dilutive securities	289,858	182,062	294,446	151,203
Weighted average common shares, all classes	15,564,317	10,033,029	15,058,187	9,507,947

Calculation of Earnings per Share - basic
Net income	$10,797	$5,194	$16,151	$6,977
Less:
Net income allocated to preferred stockholders	4,580	177	8,175	723
Net income allocated to unvested restricted shares (1)	72	91	98	99
Net income attributable to common shareholders - two-class method	$6,145	$4,926	$7,878	$6,155

Weighted average common shares - basic	15,274,459	9,850,967	14,763,741	9,356,744
Earnings per share - basic	$0.40	$0.50	$0.53	$0.66

Calculation of Earnings per Share - diluted
Net income	$10,797	$5,194	$16,151	$6,977
Less:
Net income allocated to preferred stockholders	4,580	177	8,175	723

Net income attributable to common shareholders - two-class method	$6,217	$5,017	$7,976	$6,254

Weighted average common shares - diluted	15,564,317	10,033,029	15,058,187	9,507,947
Earnings per share - diluted	$0.40	$0.50	$0.53	$0.66

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and six months ended June 30, 2018 and 2017.

10. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge loan investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at June 30, 2018 and December 31, 2017 was $366.0 million and $215.9 million, respectively. The interest income realized and the change in fair value from these equity method investments was $14.7 million and $6.1 million for the three months ended June 30, 2018 and 2017, respectively, and $23.0 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $14.8 million and $13.9 million at June 30, 2018 and December 31, 2017, respectively, and the earnings from this venture were $0.4 million and $1.0 million for the three and six months ended June 30, 2018. The earnings from this venture were $0.6 million and $1.0 million for the three and six months ended June 30, 2017.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Company’s common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity—Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense during the three and six months ended June 30, 2018 and 2017.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee, both of which are described further below. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement pursuant to its terms, other than for Cause or the Company being required to register as an investment company under the 1940 Act, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.9 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively.

Management Fees

As of June 30, 2018, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.6 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and $2.9 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had outstanding fees due to Manager of $1.9 million and $1.5 million, respectively, consisting of the management fees payable and certain general and administrative reimbursements payable.

Incentive Fee

The Manager is entitled to an incentive fee with respect to each fiscal quarter (or part thereof that the Management Agreement is in effect) in arrears in cash. The incentive fee is an amount, not less than zero, determined pursuant to the following formula:

Incentive Fee = .20 times (A minus (B times .08)) minus C

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and six months ended June 30, 2018 and 2017.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

On July 20, 2018, the Company closed on a land loan with a commitment amount of $3.8 million in the Boston, Massachusetts MSA. This investment was made for the purpose of closing a development property investment in the future.

Dividend Declarations

On July 31, 2018, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2018. The dividends are payable on October 15, 2018 to holders of Series A Preferred Stock of record on October 1, 2018.

On July 31, 2018, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2018. The dividends are payable on October 15, 2018 to holders of Series B Preferred Stock of record on October 1, 2018.

On July 31, 2018, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2018. The dividend is payable on October 15, 2018 to stockholders of record on October 1, 2018.

Other Capital Activities

On July 25, 2018, the Company entered into the First Amendment to the Purchase Agreement in order to extend the final date to issue Series A Preferred Stock under the Purchase Agreement from July 27, 2018 to September 30, 2018.

On July 25, 2018, the Company entered into the Second Amendment to the Credit Facility, which amends the Credit Facility to, among other things, modify the restrictions on indebtedness so as to permit the Company to enter into certain other indebtedness.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 2, 2018, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to complete construction and obtain certificates of occupancy at the facilities in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at historical rates;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

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

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are typically structured as loans equal to between 90% and 97% of the cost of the facility. We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We typically receive a right of first refusal to acquire the self-storage facility upon sale.

In order to adapt our investment activities to the current self-storage cycle, we opportunistically provide capital to refinance primarily Generation V facilities that have been developed since 2013 and are currently in lease-up. Facilities refinanced by our bridge loan investments will predominately be in locations and have demographic and competitive profiles that are very similar to our development property investments. On March 2, 2018, we closed our first bridge loan investment consisting of five separate loans with Profits Interest having an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA.

During the six months ended June  30, 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh development property investments. Each property is now wholly-owned by us and consolidated in the accompanying interim consolidated financial statements. As of June 30, 2018, we wholly-owned a total of five self-storage facilities.

We account for our development property investments, bridge loan investments, and operating property loans at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment, bridge loan investment, and operating property loan each quarter, which revaluation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including our revenues and the intrinsic value inherent in our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have funded all of our on-balance sheet investments to date with the following sources of capital:

•	net proceeds from our initial public offering (“IPO”) and concurrent private placement, which were consummated on April 1, 2015;
•	proceeds from the sale of senior participations, which we also refer to as “A notes”, in certain investments;
•

net proceeds from the issuance of our Series A Preferred Stock (“Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P., providing for the issuance and sale of up to $125.0 million of Series A Preferred Stock from time to time;

•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017 and June 14, 2018;
•	net proceeds from the at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017;
•	available proceeds from our $100 million Credit Facility, that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million;
•	net proceeds from our public offering of Series B Preferred Stock, which was consummated on January 26, 2018; and
•	net proceeds from our $45.0 preferred at-the-market continuous equity offering program (“Preferred ATM Program”), which we commenced in March of 2018.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1

Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of June 30, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of June 30, 2018.

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

•	the timing of construction completion of facilities we finance and the pace of lease-up of such facilities;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures;
•	changes in the fair value of our assets; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

As the current development cycle winds down, we believe that developers who constructed new self-storage facilities earlier in the cycle will be seeking financing to pay off existing construction debt and buy out private equity partners. We believe our bridge financing program will meet the needs and plans of these developers in a way unlikely to be met by the traditional lending market. Moreover, we believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V facilities in the lease-up phase. We intend to continue to pursue bridge financings of recently built self-storage facilities in lease-up phase and to selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed. In addition to the factors described above, our results of operations will also be impacted by the following additional factors:

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

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments, bridge loan investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and six months ended June 30, 2018 and 2017 also were impacted by our accounting methods as discussed below.

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

Recent Developments

Investment Activity

On July 20, 2018, we closed on a land loan with a commitment amount of $3.8 million in the Boston, Massachusetts MSA. This investment was made for the purpose of closing a development property investment in the future.

Dividend Declarations

On July 31, 2018, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2018. The dividends are payable on October 15, 2018 to holders of Series A Preferred Stock of record on October 1, 2018.

On July 31, 2018, our Board of Directors declared a pro rata cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2018. The dividends are payable on October  15, 2018 to holders of Series B Preferred Stock of record on October 1, 2018.

On July 31, 2018, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2018. The dividend is payable on October  15, 2018 to stockholders of record on October 1, 2018.

Other Capital Activities

On July 25, 2018, we entered into the First Amendment to the Purchase Agreement in order to extend the final date to issue Series A Preferred Stock under the Purchase Agreement from July 27, 2018 to September 30, 2018.

On July 25, 2018, we entered into the Second Amendment to the Credit Facility, which amends the Credit Facility to, among other things, modify the restrictions on indebtedness so as to permit us to enter into certain other indebtedness.

Investment Activity

On-balance sheet investment activity

During the three months ended June 30, 2018 we closed on the following development property investments with a Profits Interest:

		Investment	Total Investment
Closing Date	MSA	Type	Commitment
4/6/2018	Minneapolis 3	Development	$12,883
5/1/2018	Miami 9	Development	12,421
5/15/2018	Atlanta 7	Development	9,418
5/23/2018	Kansas City	Development	9,968
6/7/2018	Orlando 5	Development	12,969
6/12/2018	Los Angeles 2	Development	9,298
		Total	$66,957

Minneapolis 3 is a proposed new-build climate controlled self-storage project that will consist of 863 units with approximately 86,075 net rentable square feet. The property will also offer RV, boat, and vehicle storage. The project will be located on 101 American Boulevard, Bloomington, Minnesota 55420, 10 miles southwest of downtown Minneapolis. Directly east and less than two miles from the site is the entrance to IKEA and Mall of America. Key retailers inside Mall of America include Apple, Nordstrom, North Face, Zara, H&M, Barnes and Noble, and Oakley. Less than three miles northwest of the site is France Avenue within Edina, Minnesota, which has high end shopping and restaurants such as Apple, Target, and Whole Foods. Construction is expected to begin in the fourth quarter of 2018 and be completed in the fourth quarter of 2019. Cascade Storage Partners, LLC, based in Charlotte, North Carolina, is the developer of the proposed project. This will be the eighth development project in which the Company and Cascade, or its affiliates, including Pamlico Investments, Inc., have invested.

Miami 9 is a proposed all climate controlled self-storage project that will consist of a single, three story building with 761 units and approximately 70,538 net rentable square feet. The project will be located on W. Okeechobee Road near the intersection of US Highway 27 and the Palmetto Expressway. In addition to Hialeah Gardens, the facility will also serve residents of Hialeah, Doral, Miami Lakes, Miami Springs and Palm Springs North. Self Storage Associates, Inc., headquartered in Ocoee, Florida, is the developer of the proposed project. The Company and Self Storage Associates have co-invested in six other self-storage development projects. Construction is expected to begin in the first quarter of 2019 and be completed in the third quarter of 2019. The proposed facility will be managed by CubeSmart.

Atlanta 7 is a proposed all climate controlled self-storage project that will consist of a single three-story building with 754 units in approximately 76,500 net rentable square feet. The project will be located at 2915 Webb Rd, Milton, Georgia, which is a suburb of Atlanta. The project’s submarket has an annual population growth rate in excess of 3% and includes significant new multifamily developments as well as high-end national retailers such as Apple, Lululemon, Anthropologie and Crate & Barrel. J. Craig Harper, headquartered in Atlanta, Georgia, is the developer of the proposed project. This is the second project in which J. Craig Harper and the Company have co-invested. Construction is expected to begin in the third quarter of 2018 and be completed in the third quarter of 2019. The proposed facility will be managed by CubeSmart.

Kansas City is a proposed all climate controlled self-storage project that will consist of a single five-story building with 826 units in approximately 77,200 net rentable square feet. The project will be located at 510 Southwest Blvd, Kansas City, Missouri between the markets of Mission Hills & Prairie Village and downtown Kansas City, Missouri. The project is less than a mile from the University of Kansas Medical Center and just over two miles from Country Club Plaza, a high-end lifestyle center with national retailers and restaurants such as Apple, Anthropologie, Lululemon, Tiffany, Cheesecake Factory and Capital Grille. This is the Company’s first investment in the Kansas City MSA. Phillips Development, headquartered in Tampa, Florida, is the developer of the proposed project. This is the fifth project in which Phillips Development and the Company have co-invested. Construction is expected to begin in the third quarter of 2018 and be completed in the third quarter of 2019. The proposed facility will be managed by CubeSmart.

Orlando 5 is a proposed all climate controlled self-storage project that will consist of a single seven-story building with 816 units in approximately 76,200 net rentable square feet. The project will be located at 7212 W. Sand Lake Road, Orlando, Florida. The proposed project is less than half a mile from Turkey Lake Road, Dr. Phillips Boulevard and Interstate 4, three major north/west thoroughfares, and will be in close proximity to the Lake Butler, Bay Hill and Windermere communities. The project’s submarket has an annual population growth rate of approximately 2.5%, has recently experienced substantial new multifamily development and contains national grocers, retailers and restaurants such as Whole Foods, Publix, Trader Joe’s and Flemings Steakhouse. Structure Development, headquartered in Orlando, Florida, is the developer of the proposed project. This is the sixth project in which Structure Development and the Company have co-invested. Construction is expected to begin in the third quarter of 2018 and be completed in the third quarter of 2019. The proposed facility will be managed by CubeSmart.

Los Angeles 2 is a proposed all climate controlled self-storage project that will consist of a single three-story building with 1,236 units in approximately 116,022 net rentable square feet. The project will be located at 7855 Haskell Avenue in Van Nuys, California, a city in the central San Fernando Valley region, located in the greater Los Angeles MSA. The proposed project is less than one block from the I-405, a major north-south freeway that runs along the pacific coast. In addition to Van Nuys, the facility will also serve the surrounding communities of Mission Hills, San Fernando, North Hills, Lake Balboa and Sherman Oaks. Construction is expected to begin in the third quarter of 2019 and to be completed in the fourth quarter of 2020. Pacific Storage Partners, LLC, located in Los Angeles, CA, is the developer of the proposed project. This is the tenth project in which Pacific Storage Partners, or its affiliates, have co-invested with the Company. The proposed facility is anticipated to be managed by Extra Space Storage. This project has a total cost of $29.5 million of which a traditional bank will provide 65% of the total cost through a construction loan. We will fund 90% of the remaining 35% of costs required to complete the project through a preferred equity investment. In return, we will receive a preferred return on our investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

Our self-storage investments at June 30, 2018 consisted of the following:

•

Development Property Investments - We had 48 investments totaling an aggregate committed principal amount of approximately $566.1 million to finance the ground-up construction or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of June 30, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is subject to a purchase and sale agreement between the developer and a third-party purchaser pursuant to which the financed project is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the third quarter of 2018.

•

Bridge Loan Investments – We had five bridge loan investments with an aggregate committed principal amount of approximately $83.3 million. Three bridge loans amounting to an aggregate committed principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. We have a 49.9% Profits Interest in these three properties. Two bridge loans aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an expected aggregate of over 160,000 net rentable square feet, which loans will bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% accruing and payable upon maturity of the loan. We also have a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each. The bridge loans are all issued and outstanding with a single borrower.

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

As of June 30, 2018, the aggregate committed principal amount of our development property investments, bridge loan investments and operating property loans was approximately $673.1 million and outstanding principal was $365.5 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/19/2015	Tampa 1 (2)	$5,369	$5,285	$84	$5,931
6/29/2015	Charlotte 1 (2)	7,624	7,357	267	9,556
7/2/2015	Milwaukee (2)	7,650	7,641	9	9,241
7/31/2015	New Haven (2)	6,930	6,600	330	8,342
8/14/2015	Raleigh (2)	8,792	8,176	616	8,442
10/27/2015	Austin (2)	8,658	7,551	1,107	8,600
9/20/2016	Charlotte 2 (2)	12,888	9,497	3,391	10,660
11/17/2016	Jacksonville 2 (2)	7,530	6,890	640	8,512
1/4/2017	New York City 1 (2)	16,117	16,056	61	20,934
1/18/2017	Atlanta 3	14,115	4,212	9,903	4,028
1/31/2017	Atlanta 4 (2)	13,678	10,206	3,472	11,995

2/24/2017	Orlando 3 (2)	8,056	5,961	2,095	7,004
2/24/2017	New Orleans (3)	12,549	4,411	8,138	4,454
2/27/2017	Atlanta 5 (3)	17,492	8,262	9,230	8,179
3/1/2017	Fort Lauderdale (3)	9,952	3,934	6,018	4,045
3/1/2017	Houston (3)	13,630	6,079	7,551	6,388
4/14/2017	Louisville 1 (3)	8,523	5,255	3,268	6,049
4/20/2017	Denver 1 (3)	9,806	3,706	6,100	3,587
4/20/2017	Denver 2 (2)	11,164	8,173	2,991	9,718
5/2/2017	Atlanta 6 (3)	12,543	8,658	3,885	9,863
5/2/2017	Tampa 2	8,091	2,070	6,021	1,991
5/19/2017	Tampa 3 (3)	9,224	4,379	4,845	4,787
6/12/2017	Tampa 4 (3)	10,266	6,127	4,139	7,187
6/19/2017	Baltimore (3)(4)	10,775	5,584	5,191	5,667
6/28/2017	Knoxville (3)	9,115	4,367	4,748	4,605
6/29/2017	Boston 1 (2)	14,103	10,801	3,302	11,786
6/30/2017	New York City 2 (4)	26,482	20,356	6,126	19,759
7/27/2017	Jacksonville 3 (3)	8,096	4,411	3,685	4,993
8/30/2017	Orlando 4	9,037	2,661	6,376	2,561
9/14/2017	Los Angeles 1	28,750	7,923	20,827	7,672
9/14/2017	Miami 1	14,657	6,942	7,715	6,785
9/28/2017	Louisville 2 (3)	9,940	5,316	4,624	5,861
10/12/2017	Miami 2 (4)	9,459	1,062	8,397	818
10/30/2017	New York City 3 (4)	14,701	3,712	10,989	3,384
11/16/2017	Miami 3 (4)	20,168	4,309	15,859	3,740
11/21/2017	Minneapolis 1	12,674	285	12,389	156
12/1/2017	Boston 2	8,771	2,329	6,442	2,235
12/15/2017	New York City 4	10,591	1,283	9,308	1,168
12/27/2017	Boston 3	10,174	2,475	7,699	2,306
12/28/2017	New York City 5	16,073	5,101	10,972	4,945
2/8/2018	Minneapolis 2	10,543	3,944	6,599	3,878
3/30/2018	Philadelphia (4)	14,338	3,558	10,780	3,274
4/6/2018	Minneapolis 3	12,883	2,613	10,270	2,489
5/1/2018	Miami 9 (4)	12,421	2,448	9,973	2,219
5/15/2018	Atlanta 7	9,418	857	8,561	772
5/23/2018	Kansas City	9,968	1,413	8,555	1,324
6/7/2018	Orlando 5	12,969	-	12,969	-
6/12/2018	Los Angeles 2 (5)	9,298	4,424	4,874	4,500
		$566,051	$264,660	$301,391	$286,390
Construction loans:
12/23/2015	Miami	17,733	15,966	1,767	15,855
		$17,733	$15,966	$1,767	$15,855
Total development property investments		$583,784	$280,626	$303,158	$302,245

Bridge loan investments (includes a profits interest):
3/2/2018	Miami 4 (2)	20,201	19,627	574	20,997
3/2/2018	Miami 5 (2)(4)	17,738	16,108	1,630	14,009
3/2/2018	Miami 6 (2)	13,370	13,370	-	17,129
3/2/2018	Miami 7 (2)(4)	18,462	16,755	1,707	14,892
3/2/2018	Miami 8 (2)	13,553	13,013	540	12,554
Total bridge loan investments		$83,324	$78,873	$4,451	$79,581

Operating property loans:
7/7/2015	Newark	3,480	3,480	-	3,402
12/22/2015	Chicago	2,502	2,500	2	2,460
Total operating property loans		$5,982	$5,980	$2	$5,862

Total investments reported at fair value		$673,090	$365,479	$307,611	$387,688

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(5)

This investment has a total project cost of $29.5 million of which a traditional bank will provide 65% of the total cost through a construction loan. We will fund 90% of the remaining 35% of costs required to complete the project through a preferred equity investment, pursuant to which we will receive a preferred return on our investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

•

Wholly-Owned Property Investment – We  own 100% of the LLC membership interests in the LLCs of five of our previous development property investments. During 2017, we acquired the LLCs comprising our Orlando 1 and Orlando 2 development property investments. We now own 100% of the self-storage facility located at 11920 W. Colonial Drive, Ocoee, Florida. The facility is managed by CubeSmart. In addition, during the first quarter of 2018, our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2 and Pittsburgh investments offered to sell us their remaining membership interests in the LLCs that owned those projects, and we consummated those purchases in the first quarter of 2018. These self-storage facilities are located at (i) 1939 East West Parkway, Fleming Island, Florida; (ii) 5110 McGinnis Ferry Road, Alpharetta, Georgia; (iii) 340 Franklin Road Gateway SE, Marietta, Georgia; and (iv) 6400 Hamilton Avenue, Pittsburgh, Pennsylvania, respectively. See Note 3 to the accompanying interim consolidated financial statements,  Self-Storage Investment Portfolio.

Real estate venture activity

As of June 30, 2018, the SL1 Venture had 11 development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$11,829	$2,038	$14,263
5/14/2015	Miami 2 (2) (3)	14,849	12,704	2,145	14,137
9/25/2015	Fort Lauderdale (2) (3)	13,230	11,211	2,019	13,166
4/15/2016	Washington DC (4)	17,269	16,426	843	18,980
4/29/2016	Atlanta 1 (4)	10,223	9,304	919	10,299
7/19/2016	Jacksonville (4)	8,127	7,378	749	11,594
7/21/2016	New Jersey (3)	7,828	3,493	4,335	3,525
8/15/2016	Atlanta 2 (4)	8,772	7,982	790	9,119
8/25/2016	Denver (4)	11,032	9,998	1,034	12,335
9/28/2016	Columbia (4)	9,199	8,566	633	9,780
12/22/2016	Raleigh (4)	8,877	7,243	1,634	8,642
	Total	$123,273	$106,134	$17,139	$125,840

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of July 29, 2018, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts of $475 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the six months ended June 30, 2018, we have continued to fund draws, primarily consisting of interest and operating reserve draws, on the six development property investments, to which we had committed an aggregate of approximately $45.0 million at December 31, 2015. As of June 30, 2018, all of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments.

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

During the second half of 2016 and throughout 2017 and 2018, we invested solely on-balance sheet, closing three development property investments with an aggregate committed principal of $25.6 million prior to the end of 2016, 32 development property investments with an aggregate committed principal of $408.8 million during 2017, and 13 additional development property and bridge investments with an aggregate committed principal of $175.2 million throughout the first two quarters of 2018, although the majority of these development projects are not expected to be completed until later in 2018, 2019 or 2020. Accordingly, the amount of fair value adjustments for anticipated profits on projects during 2018 should be substantially greater than the 2017 amount.

During the six months ended June  30, 2018, the underlying self-storage facility of five of our development property investments with a Profits Interest, three of which are in the SL1 Venture, received a certificate of occupancy and commenced operations. The following tables reflect occupancy data as of July 29, 2018 for all of the underlying self-storage facilities of our development property investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Riverview, Florida (Tampa 1)	April 11, 2016	28	87.1%
Ocoee, Florida (Orlando 1 and Orlando 2) (1)(2)	May 1, 2016	27	84.3%
Marietta, Georgia (Atlanta 2) (2)	May 24, 2016	26	89.0%
Alpharetta, Georgia (Atlanta 1) (2)	May 25, 2016	26	75.8%
Jacksonville, Florida (Jacksonville 1) (2)	August 12, 2016	24	94.7%
Charlotte, North Carolina (Charlotte 1)	August 18, 2016	23	61.0%
Milwaukee, Wisconsin	October 9, 2016 (3)	22	57.1%
New Haven, Connecticut	December 16, 2016	19	70.7%
Round Rock, Texas (Austin)	March 16, 2017	16	69.1%
Pittsburgh, Pennsylvania (2)	May 11, 2017 (4)	15	47.9%
Average (Facilities open for more than 1 year)		22.6	73.7%	(6)

		# Months
Location	Date Opened	Open	Occupancy
Jacksonville, Florida (5)	July 26, 2017	12	71.6%
Columbia, South Carolina (5)	August 23, 2017	11	72.4%
Atlanta, Georgia (Atlanta 2) (5)	September 14, 2017	11	32.7%
Washington DC (5)	September 25, 2017	10	46.4%
New York, New York (New York City 1)	September 29, 2017	10	39.7%
Denver, Colorado (5)	December 14, 2017	8	41.0%
Miami, Florida (Miami 1) (5)	February 23, 2018	5	24.8%
Raleigh, North Carolina	March 8, 2018	5	13.4%
Jacksonville, Florida (Jacksonville 2)	March 27, 2018	4	27.1%
Atlanta, Georgia (Atlanta 1) (5)	April 12, 2018	4	20.4%
Raleigh, North Carolina (5)	June 8, 2018	2	7.6%
Average (Facilities open for less than 1 year)		7.3	36.1%	(6)

(1)	Orlando 1 was at 86.2% physical occupancy on July 18, 2017. On July 19, 2017, an addition (Orlando 2) opened for business. Occupancy reflected is for combined facility.
(2)	As of June 30, 2018, we wholly own the self-storage facility underlying this investment.
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

The following table reflects occupancy data as of July 29, 2018 for all of the underlying self-storage facilities of our bridge loan investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Miami, Florida (Miami 6)	August 12, 2016	24	79.2%
Miami, Florida (Miami 4)	October 9, 2016	22	80.5%
Miami, Florida (Miami 8)	December 12, 2016	20	85.2%
Miami, Florida (Miami 7)	March 26, 2018	4	20.5%
Average		17.2	66.4%	(1)

(1)	Represents mean average occupancy.

The occupancy rates noted above pertain to the aforementioned 25 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2018 and June 30, 2017:

(Dollars in thousands)	Three months ended
	June 30, 2018	June 30, 2017
Revenues:
Interest income from investments	$6,403	$2,467
Rental and other property-related income from real estate owned	805	105
Other revenues	33	27
Total revenues	7,241	2,599

Costs and expenses:
General and administrative expenses	2,034	1,371
Management fees to Manager	1,582	707
Property operating expenses of real estate owned	420	43
Depreciation and amortization of real estate owned	887	38
Total costs and expenses	4,923	2,159

Operating income	2,318	440

Other income (expense):
Equity in earnings from unconsolidated real estate venture	435	595
Change in fair value of investments	8,623	4,289
Interest expense	(638)	(230)
Other interest income	59	100
Total other income	8,479	4,754
Net income	10,797	5,194
Net income attributable to preferred stockholders	(4,580)	(177)
Net income attributable to common stockholders	$6,217	$5,017

Revenues

Total interest income from investments for the three months ended June 30, 2018 was $6.4 million, an increase of approximately $3.9 million, or 160%, from the three months ended June 30, 2017. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $0.8 million from real estate owned during the three months ended June 30, 2018 that is related to the revenues generated by the self-storage real estate owned that was acquired during 2017 and 2018. Other revenues of $33,000 and $27,000 earned during the three months ended June 30, 2018 and 2017, respectively, are derived primarily from management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	June 30, 2018	June 30, 2017
Compensation and benefits	$1,444	$865
Occupancy	111	106
Business development	49	58
Professional fees	130	146
Other	300	196
Total general and administrative expenses	$2,034	$1,371

Total general and administrative expenses

Total general and administrative expenses for the three months ended June 30, 2018 were $2.0 million, an increase of $0.7 million, or 48%, from the three months ended June 30, 2017. Compensation and benefits included non-cash expense of stock-based compensation of $777,000 and $435,000 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2017, compensation and benefits also included $173,000 of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. We received $30,000 of third party reimbursements during the three months ended June 30, 2018. Compensation and benefits also increased as a result of annual compensation increases as well as the addition of senior personnel during the six months ended June 30, 2018. Other expense increased $104,000, or 53%, primarily due to increased investor relations travel and related expenses.

Other operating expenses

The management fees of $1.6 million and $0.7 million in the three months ended June 30, 2018 and 2017, respectively, relate to the fees earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the follow-on offerings of our common stock during the second quarter of 2018 and 2017, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other income (expense)

For the three months ended June 30, 2018 and 2017, we recorded other income of $8.5 million and $4.8 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in late 2016 and 2017 being recognized in 2018. The $0.4 million and $0.6 million of equity in earnings from unconsolidated real estate venture in the three months ended June 30, 2018 and 2017, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended June 30, 2018 was $0.6 million and relates to interest incurred on our senior participation and Credit Facility, amortization of deferred financing costs incurred in connection with the Credit Facility, and unused commitment fees related to the Credit Facility. Interest expense for the three months ended June  30, 2017 was $0.2 million and related to interest incurred on our senior participations. Other interest income relates to interest earned on our cash deposits.

Comparison of the six months ended June 30, 2018 and June 30, 2017:

(Dollars in thousands)	Six months ended
	June 30, 2018	June 30, 2017
Revenues:
Interest income from investments	$10,965	$4,586
Rental and other property-related income from real estate owned	1,428	168
Other revenues	64	146
Total revenues	12,457	4,900

Costs and expenses:
General and administrative expenses	3,852	2,949
Management fees to Manager	2,886	1,337
Property operating expenses of real estate owned	731	74
Depreciation and amortization of real estate owned	1,589	62
Other expenses	290	-
Total costs and expenses	9,348	4,422

Operating income	3,109	478

Other income (expense):
Equity in earnings from unconsolidated real estate venture	985	1,017
Change in fair value of investments	12,943	5,682
Interest expense	(1,054)	(434)
Other interest income	168	234
Total other income	13,042	6,499
Net income	16,151	6,977
Net income attributable to preferred stockholders	(8,175)	(723)
Net income attributable to common stockholders	$7,976	$6,254

Revenues

Total interest income from investments for the six months ended June 30, 2018 was $11.0 million, an increase of approximately $6.4 million, or 139%, from the six months ended June 30, 2017. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $1.4 million from real estate owned during the six months ended June 30, 2018 that is related to the revenues generated by the self-storage real estate owned that was acquired during 2017 and 2018. Other revenues of $64,000 earned during the six months ended June 30, 2018 is derived primarily from management fee revenue generated from the SL1 Venture. Other revenues of $146,000 earned during the six months ended June 30, 2017 is derived from borrower payment of internal costs in connection with closings during the first quarter and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Six months ended
	June 30, 2018	June 30, 2017
Compensation and benefits	$2,403	$1,785
Occupancy	211	195
Business development	229	132
Professional fees	476	441
Other	533	396
Total general and administrative expenses	$3,852	$2,949

Total general and administrative expenses

Total general and administrative expenses for the six months ended June 30, 2018 were $3.9 million, an increase of $0.9 million, or 31%, from the six months ended June 30, 2017. Compensation and benefits included non-cash expense of stock-based compensation of $1.1 million and $727,000 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, compensation and benefits also included $0.2 million of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. Compensation and benefits also increased as a result of annual compensation increases as well as the addition of senior personnel during the six months ended June 30, 2018. Business development expenses increased $97,000, or 73%, primarily due to an additional developer conference held and self-storage conferences attended in 2018. Other expense increased $137,000, or 35%, primarily due to increased investor relations travel and related expenses and an increase in our franchise tax accrual for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Other operating expenses

The management fees of $2.9 million and $1.3 million in the six months ended June 30, 2018 and 2017, respectively, relate to fees earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the follow-on offerings of our common stock during the second quarter of 2018 and 2017, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other expenses

Other expenses consist of costs related to the termination of an employee contract during the six months ended June 30, 2018. There were no other expenses for the six months ended June 30, 2017.

Other income (expense)

For the six months ended June 30, 2018 and 2017, we recorded other income of $13.0 million and $6.5 million, respectively, which primarily relates to the change in fair value of investments. The change in fair value of investments increased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in late 2016 and 2017 being recognized in 2018. The $1.0 million of equity in earnings from unconsolidated real estate venture in the six months ended June 30, 2018 and 2017 relates to our allocated earnings from the SL1 Venture. Interest expense for the six months ended June 30, 2018 was $1.1 million and relates to interest incurred on our senior participation and Credit Facility, amortization of deferred financing costs incurred in connection with the Credit Facility, and unused commitment fees related to the Credit Facility. Interest expense for the six months ended June 30, 2017 was $0.4 million and relates to interest incurred on our senior participations. Other interest income for the six months ended June 30, 2018 and 2017 relates to interest earned on our cash deposits.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	June 30, 2018	June 30, 2017
Net income attributable to common stockholders	$6,217	$5,017
Plus: stock dividends payable to preferred stockholders	2,125	-
Plus: stock-based compensation	777	435
Plus: depreciation and amortization on real estate assets	887	38
Adjusted Earnings	$10,006	$5,490

	Six months ended
	June 30, 2018	June 30, 2017
Net income attributable to common stockholders	$7,976	$6,254
Plus: stock dividends payable to preferred stockholders	4,250	371
Plus: stock-based compensation	1,122	727
Plus: depreciation and amortization on real estate assets	1,589	62
Plus: other expenses	290	-
Adjusted Earnings	$15,227	$7,414

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

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Six months ended June 30,
	2018	2017
Net income	$16,151	$6,977
Adjustments to reconcile net income to net cash used in operating activities:	(19,640)	(9,202)
Net cash used in operating activities	(3,489)	(2,225)
Net cash used in investing activities	(175,845)	(67,738)
Net cash provided by financing activities	175,688	103,119
Change in cash and cash equivalents	$(3,646)	$33,156

Cash decreased $3.6 million during the six months ended June 30, 2018 as compared to an increase in cash of $33.2 million during the six months ended June 30, 2017. Net cash used in operating activities for the six months ended June 30, 2018 and 2017 was $3.5 million and $2.2 million, respectively. The primary components of cash used in operating activities during the six months ended June 30, 2018 were net income adjusted for non-cash transactions of $4.3 million, offset by $0.5 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.4 million. The primary components of cash used in operating activities during the six months ended June 30, 2017 were net income adjusted for non-cash transactions of $2.3 million and a change in working capital of $0.3 million, offset by $0.3 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 was $175.8 million and $67.7 million, respectively. For the six months ended June 30, 2018, the cash used for investing activities consisted primarily of $171.0 million to fund investments, $0.7 million to fund other loans, $9.3 million to purchase additional interests in four of our development property investments and capital additions to those properties, $1.7 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $1.9 million, a net inflow of $1.2 million for advancements made on behalf of the SL1 Venture, and $3.8 million from repayments of development property investments and other loan investments. For the six months ended June 30, 2017, the cash used for investing activities consisted primarily of $78.1 million to fund investments, $8.9 million to fund other loans, $1.3 million to purchase an additional interest in one of our development property loans, $3.2 million to fund capital contributions to the SL1 Venture, and a net use of $5.1 million for advancements made on behalf of the SL1 Venture, offset, in part, by $2.7 million of origination fees received in cash, $24.9 million from repayments of construction loans and other loan investments and $1.3 million of developer’s equity received prior to funding of the project

Net cash provided by financing activities for the six months ended June 30, 2018 totaled $175.7 million and primarily related to $107.4 million of net proceeds from preferred stock issuances, $81.8 million of net proceeds from common stock issuances, offset by a net outflow of $0.6 million related to draws and the subsequent repayment on the Credit Facility, $0.7 million repayment of our senior loan participation, $0.3 million of stock repurchases, and $12.0 million of dividends paid. For the six months ended June 30, 2017, net cash provided by financing activities totaled $103.1 million and primarily related to $108.2 million of common stock issuances and $1.7 million of cash received in connection with draws on senior loan participations on certain of our investments, offset by $6.6 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of June 30, 2018, we had unrestricted cash of approximately $43.3 million, and we had remaining unfunded commitments of $307.6 million related to our investment portfolio and $1.7 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

The timing of the remaining unfunded commitments of $309.3 million related to our investment portfolio and SL1 Venture is expected to be funded as follows:

Future Fundings for Investments	2018	2019	2020	2021	2022	Total
Estimated Funding Amount	$116,967	$149,543	$26,712	$10,692	$5,410	$309,324

Series A Preferred Stock

On July 27, 2016, we entered into the Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 27, 2018. As of June 30, 2018, we had issued 110,000 restricted shares of the Series A Preferred Stock and received $110.0 million in proceeds pursuant to the terms of the Purchase Agreement. On July 25, 2018, we entered into the First Amendment to the Purchase Agreement in order to extend the final date to issue shares of Series A Preferred Stock under the Purchase Agreement from July 27, 2018 to September 30, 2018. Accordingly, as of August 1, 2018, we have $15.0 million available for issuance under the Purchase Agreement.

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,323,722 shares of common stock at a weighted average price of $22.24, receiving net proceeds after commissions and other offering costs of $28.5 million. As of August 1, 2018, we have approximately $20.6 million available for issuance under the ATM Program.

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

Since the inception of the Preferred ATM Program, we have sold 71,734 shares of Series B preferred stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.5 million. As of August 1, 2018, we have approximately $43.4 million available for issuance under the Preferred ATM Program.

Credit Facility

On July 25, 2017, we entered into a $100 million Credit Facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments and bridge loan investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once construction has been completed, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next six months as construction on several investments in our investment portfolio are completed. We expect such availability to increase over the balance of 2018 as our on-balance sheet self-storage investments continue to achieve certificates of occupancy and commence lease-up. As of August 1, 2018, we had no borrowings under the Credit Facility out of our $90.8 million in total availability under the Credit Facility.

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

Proposed Term Loans

We have signed a non-binding term sheet to enter into term loans in an aggregate principal amount of $24.9 million secured by three of our wholly-owned assets, and we expect to close on these loans during the third quarter of 2018. The entry into the term loans remains subject to final documentation, and we can provide no assurances that we will enter into the term loans on the expected terms, the expected timeline or at all.

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

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018 and proceeds received from sales of shares from time to time under the ATM Program and proceeds from the issuance of our Series B Preferred Stock. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program, through the Preferred Stock ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our ability to issue shares of Series A Preferred Stock is also subject to certain conditions as outlined in Note 8 of the accompanying interim consolidated financial statements. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of us and our subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2 to 1.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of June 30, 2018 (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Long-term debt obligations	$-	$-	$-	$-	$-	$-	$-
Operating lease obligations	92	171	145	-	-	-	408
Total	$92	$171	$145	$-	$-	$-	$408

At June 30, 2018, we had $307.6 million of unfunded loan commitments related to our investment portfolio and $1.7 million related to the SL1 Venture. These commitments are primarily funded over the 18-24 months following the investment closing date as construction is completed. At June 30, 2018, we had $3.0 million of unfunded loan commitments related to our other assets.

As of June 30, 2018, we had unrestricted cash of approximately $43.3 million.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended June 30, 2018, we declared a cash dividend to our stockholders of $0.35 per share, payable on July 13, 2018 to stockholders of record on July 2, 2018. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2018	December 31, 2017
Up 25 basis points	$(2.0)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	1.2

Up 50 basis points	(4.0)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.2	2.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2018	December 31, 2017
Up 25 basis points	$(5.5)	$(2.8)
Down 25 basis points	6.0	3.1

Up 50 basis points	(10.6)	(5.3)
Down 50 basis points	12.7	6.4

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended June 30, 2018:	Purchased	Per Share	Programs	(dollars in thousands)
April 1-April 30	-	$-	-	$6,848
May 1-May 31	-	-	-	6,848
June 1-June 30	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On May 2, 2018, an officer of the Manager returned 4,103 shares of our common stock to us in connection with the vesting of 15,000 shares of restricted stock, in order to satisfy tax withholding obligations.

On May 3, 2018, certain officers and employees of the Manager returned 10,176 shares of our common stock to us in connection with the vesting of 35,001 shares of restricted stock, in order to satisfy tax withholding obligations.

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

Exhibit No.	Exhibit Description

10.1*	Amendment No. 1 to the Stock Purchase Agreement dated as of July 27, 2016 by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P.

10.2*

Amendment No. 1 to the Credit Agreement dated as of July 25, 2017 by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto.

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

JERNIGAN CAPITAL, INC.

Date: August 2, 2018	By:	/s/ Dean Jernigan
Dean Jernigan
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2018	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)