Form 10-Q
period 2018-09-30
Jernigan Capital, Inc.
filed 2018-11-02
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, Jernigan Capital, Inc. had 19,473,833 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Cash and cash equivalents	$42,624	$46,977
Self-Storage Investment Portfolio:
Development property investments at fair value, of which $49.3 million and $59.9 million of funded principal is pledged as collateral against the Company’s secured revolving credit facility and senior loan participation as of September 30, 2018 and December 31, 2017, respectively	335,509	228,233
Bridge loan investments at fair value, of which $78.6 million of funded principal is pledged as collateral against the Company's secured revolving credit facility as of September 30, 2018	81,862	-
Operating property loans at fair value, of which $2.5 million and $6.0 million of funded principal is pledged as collateral against the Company's secured revolving credit facility as of September 30, 2018 and December 31, 2017, respectively	2,440	5,938
Self-storage real estate owned, net	71,529	15,355
Investment in and advances to self-storage real estate venture	14,401	13,856
Other loans, at cost	4,818	1,313
Deferred financing costs	1,503	2,004
Prepaid expenses and other assets	1,327	776
Fixed assets, net	215	182
Total assets	$556,228	$314,634

Liabilities:
Senior loan participation	$-	$718
Secured revolving credit facility	-	-
Term loans, net of unamortized costs	24,578	-
Due to Manager	2,309	1,484
Accounts payable, accrued expenses and other liabilities	2,235	1,138
Dividends payable	11,567	5,474
Total liabilities	40,689	8,814

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 125,000 and 40,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, at liquidation preference of $125.0 million and $40.0 million, net of offering costs, respectively	122,137	37,764
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 and no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively, at liquidation preference of $39.3 million and none, net of offering costs, respectively	37,425	-
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 19,364,339 and 14,429,055 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	193	144
Additional paid-in capital	364,108	276,814
Accumulated deficit	(8,324)	(8,902)
Total equity	515,539	305,820
Total liabilities and equity	$556,228	$314,634

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Interest income from investments	$8,086	$3,173	$19,051	$7,759
Rental and other property-related income from real estate owned	970	160	2,398	328
Other revenues	35	28	99	174
Total revenues	9,091	3,361	21,548	8,261

Costs and expenses:
General and administrative expenses	1,727	1,386	5,579	4,336
Management fees to Manager	1,872	1,036	4,758	2,373
Property operating expenses of real estate owned	473	114	1,204	188
Depreciation and amortization of real estate owned	854	172	2,443	233
Other expenses	-	-	290	-
Total costs and expenses	4,926	2,708	14,274	7,130

Operating income	4,165	653	7,274	1,131

Other income (expense):
Equity in earnings from unconsolidated real estate venture	440	730	1,425	1,747
Realized gain on investments	619	-	619	-
Net unrealized gain on investments	11,060	3,384	24,003	9,066
Interest expense	(467)	(323)	(1,521)	(757)
Loss on modification of debt	-	(232)	-	(232)
Other interest income	147	245	315	479
Total other income	11,799	3,804	24,841	10,303
Net income	15,964	4,457	32,115	11,434
Net income attributable to preferred stockholders	(4,790)	(310)	(12,965)	(1,033)
Net income attributable to common stockholders	$11,174	$4,147	$19,150	$10,401

Basic earnings per share attributable to common stockholders	$0.58	$0.29	$1.17	$0.94
Diluted earnings per share attributable to common stockholders	$0.57	$0.29	$1.16	$0.94

Dividends declared per share of common stock	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

	Series A		Series B						Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Equity	Interests	Equity
Balance at December 31, 2016	10,000	$9,448	-	$-	8,956,354	$90	$162,664	$(3,840)	$168,362	$-	$168,362
Equity offering costs related to issuance of preferred stock	-	(3)	-	-	-	-	-	-	(3)	-	(3)
Stock dividend paid on preferred stock	-	-	-	-	57,850	1	1,193	-	1,194	-	1,194
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,025,000	40	83,887	-	83,927	-	83,927
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,093,202	10	24,146	-	24,156	-	24,156
Repurchase and retirement of shares of common stock	-	-	-	-	(7,972)	-	(177)	-	(177)	-	(177)
Issuances of stock-based awards	-	-	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	-	-	1,023	-	1,023	-	1,023
Dividends declared on preferred stock	-	-	-	-	-	-	-	(1,033)	(1,033)	-	(1,033)
Dividends declared on common stock	-	-	-	-	-	-	-	(13,115)	(13,115)	-	(13,115)
Net income	-	-	-	-	-	-	-	11,434	11,434	-	11,434
Balance at September 30, 2017	10,000	$9,445	-	$-	14,235,848	$142	$272,726	$(6,554)	$275,759	$-	$275,759

Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	85,000	84,373	1,500,000	35,980	-	-	-	-	120,353	-	120,353
At-the-market issuance of preferred stock, net of offering costs	-	-	71,734	1,445	-	-	-	-	1,445	-	1,445
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,600,000	46	81,097	-	81,143	-	81,143
At-the-market issuance of common stock, net of offering costs	-	-	-	-	44,016	-	639	-	639	-	639
Stock dividend paid on preferred stock	-	-	-	-	233,449	2	4,292	-	4,294	-	4,294
Repurchase and retirement of shares of common stock	-	-	-	-	(17,514)	-	(333)	-	(333)	-	(333)
Issuance of stock-based awards	-	-	-	-	75,333	1	(1)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,600	-	1,600	-	1,600
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(11,028)	(11,028)	-	(11,028)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(1,937)	(1,937)	-	(1,937)
Dividends declared on common stock	-	-	-	-	-	-	-	(18,572)	(18,572)	-	(18,572)

Net income	-	-	-	-	-	-	-	32,115	32,115	-	32,115
Balance at September 30, 2018	125,000	$122,137	1,571,734	$37,425	19,364,339	$193	$364,108	$(8,324)	$515,539	$-	$515,539

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,115	$11,434
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(15,939)	(5,522)
Realized gain and net unrealized gain on investments	(24,622)	(9,066)
Stock-based compensation	1,600	1,023
Equity in earnings from unconsolidated self-storage real estate venture	(1,417)	(1,739)
Return on investment from unconsolidated self-storage real estate venture	599	512
Depreciation and amortization	2,493	278
Amortization of deferred financing costs	626	175
Loss on modification of debt	-	232
Accretion of origination fees	(593)	(462)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(513)	41
Due to Manager	825	430
Accounts payable, accrued expenses, and other liabilities	314	126
Net cash used in operating activities	(4,512)	(2,538)

Cash flows from investing activities:
Purchase of corporate fixed assets	(84)	(43)
Purchase of self-storage real estate owned	(12,675)	(2,856)
Capital additions to self-storage real estate owned	(417)	-
Capital contributions to unconsolidated self-storage real estate venture	(2,033)	(4,766)
Advances to unconsolidated self-storage real estate venture	(14,211)	(40,825)
Repayment of advances to unconsolidated self-storage real estate venture	16,516	39,618
Proceeds received from settlement of profits interest	619	-
Funding of investment portfolio:
Origination fees received in cash	1,906	3,097
Development property and bridge loan investments	(208,538)	(111,609)
Funding of other loans	(4,839)	(10,147)
Repayments of investment portfolio investments	16,911	22,746
Repayments of other loans	1,173	18,673
Net cash used in investing activities	(205,672)	(86,112)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	34,343	285
Cash received from term loans, net of issuance costs	24,564	-
Borrowings on senior loan participations	-	1,755
Repurchase of senior loan participations	(732)	(1,854)
Repayment of Credit Facility	(35,000)	(20,000)
Deferred financing costs	-	(13)
Stock repurchase	(333)	(177)
Net proceeds from issuance of common stock	81,782	108,074
Net proceeds from issuance of Series A preferred stock	84,932	-
Net proceeds from issuance of Series B preferred stock	37,425	-
Costs related to the future issuance of preferred stock	-	(3)
Dividends paid on Series A preferred stock	(3,055)	(525)
Dividends paid on Series B preferred stock	(1,249)	-
Dividends paid on common stock	(16,846)	(11,266)
Net cash provided by financing activities	205,831	76,276
Net change in cash and cash equivalents	(4,353)	(12,374)
Cash and cash equivalents at the beginning of the period	46,977	67,373
Cash and cash equivalents at the end of the period	$42,624	$54,999

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in self-storage development projects and existing self-storage facilities, most of which were recently constructed. The Company is a Maryland corporation that was organized on October 1, 2014 and completed its initial public offering (the “IPO”) on April 1, 2015. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). The Company is externally managed by JCAP Advisors, LLC (the “Manager”).

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

Investments and Election of Fair Value Option of Accounting for Certain Investments

The Company has elected the fair value option of accounting for all of its investment portfolio loan and equity investments, including those that are required under GAAP to be accounted for under the equity method, in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance including its revenues and value inherent in the Company’s equity participation in development projects. Changes in the fair value of these investments are recorded in net unrealized gain on investments within other income. Interest income is reported in interest income from investments in the Consolidated Statements of Operations and is not included in the net unrealized gain on investments within other income. All direct loan costs are charged to expense as incurred.

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. At September 30, 2018 and December 31, 2017, there were no loans that were deemed to be impaired loans. Additionally, for loans recorded at cost, the Company determined that no allowance for loan loss was necessary at September 30, 2018 and December 31, 2017.

Realized Gains and Net Unrealized Gain on Investments

The Company measures realized gains by the difference between the net proceeds resulting from the sale of a self-storage property underlying one of the Company’s loan investments, excluding any prepayment penalties paid to the Company in connection with the repayment of the loan secured by the self-storage property, which are recognized in interest income from investments, and the cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net unrealized gain on investments reflects the unrealized gains and losses recognized on certain investments during the reporting period, including any reversal of previously recorded unrealized gains when gains are realized. All fluctuations in fair value are included in net unrealized gain on investments on the Consolidated Statements of Operations. Prior to the quarter ended September 30, 2018, sale of a self-storage property underlying one of the Company’s loan investment had not yet occurred and, thus, the Company had not yet realized any fair value gains on its investments. Accordingly, net increases in fair value of the Company’s investments had previously been reported in a single line item ‘Changes in fair value of investments’ in the Consolidated Statements of Operations.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments and bridge loan investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), operating property loans (loans secured by operating properties), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), the FirstBank Term Loans (as defined below), senior loan participation, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$335,509	$-	$-	$335,509
Bridge loan investments (1)	81,862	-	-	81,862
Operating property loans	2,440	-	-	2,440
Total investments	$419,811	$-	$-	$419,811

	The Company closed its first bridge loan investment on March 2, 2018.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$228,233	$-	$-	$228,233
Operating property loans	5,938	-	-	5,938
Total investments	$234,171	$-	$-	$234,171

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

Self-Storage Real Estate Owned

Land is carried at historical cost. Building and improvements are carried at historical cost less accumulated depreciation and impairment losses. The cost consists primarily of: (i) the funded principal balance of the loan to the Company, net of unamortized origination fees; (ii) unrealized appreciation recognized as of the acquisition date; and (iii) the cash consideration paid and assumed liabilities, if applicable, to acquire the interests of other equity owners of the project. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and nine months ended September 30, 2018 and 2017.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. As of September 30, 2018, the Company had executed seven revolving loan agreements with an aggregate outstanding principal amount of $0.7 million. Six of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Six of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9 - 7.0% per annum and are due in full in three years. At December 31, 2017, the Company had executed nine revolving loan agreements with an aggregate outstanding principal amount of $1.0 million.

As of September 30, 2018, the Company had a balance of $3.8 million related to one land loan extended to a limited liability company that is under common control with a borrower in certain of the Company’s development property investments. The land loan is secured by a first mortgage on real and personal property, is personally guaranteed, is interest-only with a fixed interest rate of 6.9% per annum, and will mature on January 20, 2019. The maturity of the loan is based upon the estimated time needed to approve the site for closing into a development loan.

These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2018 and December 31, 2017. None of these loans are in non-accrual status as of September 30, 2018 and December 31, 2017. The Company determined that no allowance for loan loss was necessary at September 30, 2018 and December 31, 2017.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the Consolidated Statements of Operations. Debt issuance costs related to the sale of senior participations or term loans are presented in the Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the Consolidated Balance Sheets as Deferred Costs.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined in Note 8, Stockholders’ Equity) which required the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. On July 25, 2018, the Purchase Agreement was amended to allow the Company to issue the remaining portion of the Series A Preferred Stock on or before September 30, 2018. As of September 30, 2018, the Company has issued and sold $125.0 million in shares of of Series A Preferred Stock. The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Purchase Agreement. Such costs were presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock was issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, was reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, none and $0.6 million is in deferred costs on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively, and $2.8 million and $2.2 million has reduced the cumulative preferred stock balance on the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively.

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

Comprehensive Income

For the three and nine months ended September 30, 2018 and 2017, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying interim consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. Additionally, ASU 2017-01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-01 for new acquisitions beginning on July 1, 2017. Since adoption of the new guidance, the Company has considered its self-storage facility acquisitions to be asset acquisitions.  The costs related to the acquisitions of self-storage facilities that qualify as asset acquisitions are capitalized as part of the purchase.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows (defined in the ASU as “cash flow issues”), including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company has elected to early adopt effective October 1, 2017 on a retrospective basis as required. The Company has concluded that the new accounting guidance does not impact its current classification of distributions received from equity method investees as an operating activity in its Consolidated Statements of Cash Flows. The Company further considered its components of cash flows under the cash flow issue “Separately Identifiable Cash Flow and Applicable of the Predominance Principle,” which addresses certain cash receipts and cash payments that may have aspects of more than one class of cash flows. In the absence of specific GAAP guidance, the Company evaluated its cash flows from origination fees received in cash, which have been historically presented as operating cash flows, on the basis of the nature of the underlying cash flows. The Company concluded that the origination fees are related to the origination of loans and the funding of our investment portfolio for which the associated cash flows are presented as investing activities. As a result, $3.1 million of origination fees received in cash for the nine months ended September 30, 2017, have been retrospectively presented as an investment activity in the Consolidated Statements of Cash Flows.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine months ended September 30,
	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$920	$705

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$4,294	$1,194
Dividends declared, but not paid, on preferred stock	4,790	310
Dividends declared, but not paid, on common stock	6,777	4,983
Reclassification of self-storage real estate owned	44,877	12,919
Assumed liabilities with acquisition of self-storage real estate owned	264	-
Other loans paid off with issuance of development property investments	117	1,587
Reclassification of deferred costs to cumulative preferred stock	559	-

3. SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at September 30, 2018 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 46 investments totaling an aggregate committed principal amount of approximately $553.1 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of September 30, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the fourth quarter of 2018.

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

•

Operating Property Loan - The Company had one term loan with a committed principal amount of $2.5 million, the proceeds of which were used by the borrower to refinance existing indebtedness on an  operating self-storage facility. This loan is secured by  a first mortgage on the project financed, is interest-only with  a fixed interest rate of 6.9% per annum, and has a term of 72 months.

As of September 30, 2018, the aggregate committed principal amount of the Company’s development property investments, bridge loan investments and operating property loan was approximately $656.6 million and outstanding principal was $388.5 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)	$7,650	$7,643	$7	$8,885
7/31/2015	New Haven (2)	6,930	6,807	123	8,693
8/14/2015	Raleigh (2)	8,792	8,351	441	8,514
10/27/2015	Austin (2)	8,658	7,683	975	8,844
9/20/2016	Charlotte 2 (2)	12,888	10,052	2,836	11,093
11/17/2016	Jacksonville 2 (2)	7,530	7,034	496	8,825
1/4/2017	New York City 1 (2)	16,117	16,117	-	21,506
1/18/2017	Atlanta 3 (3)	14,115	4,751	9,364	4,642
1/31/2017	Atlanta 4 (2)	13,678	11,835	1,843	14,321
2/24/2017	Orlando 3 (2)	8,056	7,051	1,005	8,238
2/24/2017	New Orleans (3)	12,549	7,273	5,276	7,943
2/27/2017	Atlanta 5 (3)	17,492	11,458	6,034	12,190
3/1/2017	Fort Lauderdale (3)	9,952	4,854	5,098	5,389
3/1/2017	Houston (3)	13,630	7,233	6,397	8,637
4/14/2017	Louisville 1 (2)	8,523	6,029	2,494	7,260
4/20/2017	Denver 1 (3)	9,806	5,407	4,399	5,690
4/20/2017	Denver 2 (2)	11,164	8,827	2,337	10,515
5/2/2017	Atlanta 6 (2)	12,543	9,521	3,022	11,364
5/2/2017	Tampa 2 (3)	8,091	3,440	4,651	3,409
5/19/2017	Tampa 3 (3)	9,224	5,786	3,438	6,535
6/12/2017	Tampa 4 (2)	10,266	7,857	2,409	10,053
6/19/2017	Baltimore (3)(4)	10,775	7,476	3,299	8,037
6/28/2017	Knoxville (3)	9,115	6,186	2,929	6,684
6/29/2017	Boston 1 (2)	14,103	12,311	1,792	13,581
6/30/2017	New York City 2 (3)(4)	26,482	22,397	4,085	22,905
7/27/2017	Jacksonville 3 (2)	8,096	5,472	2,624	6,496
8/30/2017	Orlando 4 (3)	9,037	4,749	4,288	5,214
9/14/2017	Los Angeles 1	28,750	8,180	20,570	7,838
9/14/2017	Miami 1	14,657	5,940	8,717	5,576
9/28/2017	Louisville 2 (2)	9,940	7,220	2,720	8,644
10/12/2017	Miami 2 (4)	9,459	1,087	8,372	834
10/30/2017	New York City 3 (4)	14,701	4,222	10,479	3,752
11/16/2017	Miami 3 (4)	20,168	3,912	16,256	3,315
11/21/2017	Minneapolis 1	12,674	1,307	11,367	1,157
12/1/2017	Boston 2 (3)	8,771	2,313	6,458	2,271

12/15/2017	New York City 4	10,591	1,469	9,122	1,312
12/27/2017	Boston 3	10,174	2,519	7,655	2,333
12/28/2017	New York City 5	16,073	5,796	10,277	5,613
2/8/2018	Minneapolis 2 (3)	10,543	5,720	4,823	5,962
3/30/2018	Philadelphia (4)	14,338	4,691	9,647	4,374
4/6/2018	Minneapolis 3	12,883	2,681	10,202	2,532
5/1/2018	Miami 9 (4)	12,421	2,626	9,795	2,369
5/15/2018	Atlanta 7	9,418	117	9,301	23
5/23/2018	Kansas City	9,968	525	9,443	423
6/7/2018	Orlando 5	12,969	-	12,969	-
6/12/2018	Los Angeles 2 (5)	9,298	4,518	4,780	4,484
		$553,058	$288,443	$264,615	$318,275
Construction loans:
12/23/2015	Miami	17,733	17,339	394	17,234
		$17,733	$17,339	$394	$17,234
Total development property investments		$570,791	$305,782	$265,009	$335,509

Bridge loan investments (includes a profits interest):
3/2/2018	Miami 4 (2)	20,201	19,970	231	22,229
3/2/2018	Miami 5 (2)(4)	17,738	16,492	1,246	13,788
3/2/2018	Miami 6 (2)	13,370	13,370	-	17,179
3/2/2018	Miami 7 (2)(4)	18,462	17,156	1,306	15,341
3/2/2018	Miami 8 (2)	13,553	13,241	312	13,325
Total bridge loan investments		$83,324	$80,229	$3,095	$81,862

Operating property loans:
12/22/2015	Chicago	2,502	2,500	2	2,440
Total operating property loans		$2,502	$2,500	$2	$2,440

Total investments reported at fair value		$656,617	$388,511	$268,106	$419,811

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2018:

Funded principal	$388,511
Adjustments:
Unamortized origination fees	(6,137)
Net unrealized gain on investments	37,521
Other	(84)
Fair value of investments	$419,811

As of December 31, 2017, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $523.8 million and outstanding principal was $213.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/10/2015	Atlanta 1 (2)(5)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)(6)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)(5)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)	7,650	7,512	138	8,994
7/31/2015	New Haven (2)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889
9/30/2015	Jacksonville 1 (2)(5)	6,445	5,988	457	8,913
10/27/2015	Austin (2)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553
2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547
4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576
7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis 1	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373

Total development property investments		$517,839	$207,089	$310,750	$228,233

Operating property loans:
7/7/2015	Newark (7)	3,480	3,480	-	3,447
12/22/2015	Chicago	2,502	2,500	2	2,491
Total operating property loans		$5,982	$5,980	$2	$5,938

Total investments reported at fair value		$523,821	$213,069	$310,752	$234,171

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
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

(5)	During the nine months ended September 30, 2018, the Company purchased its partner’s 50.1% Profits Interest in these investments.
(6)

During the three months ended September 30, 2018, the underlying facility of this development property investment was sold to a third party. See further discussion of this transaction in Note 4, Fair Value of Financial Instruments.

(7)	This investment was fully repaid during the nine months ended September 30, 2018.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2017:

Funded principal	$213,069
Adjustments:
Unamortized origination fees	(5,081)
Net unrealized gain on investments	26,267
Other	(84)
Fair value of investments	$234,171

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

No loans were in non-accrual status as of September 30, 2018 and December 31, 2017.

All of the Company’s development property investments and bridge loan investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge loan investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $416.2 million and $368.7 million, respectively, at September 30, 2018 and approximated $234.7 million and $194.4 million, respectively, at December 31, 2017. These investees had revenues of approximately $1.5 million and $3.7 million and net operating income, excluding depreciation and interest expense, of less than $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. These investees had revenues of approximately $0.9 million and $2.2 million and net operating income, excluding depreciation and interest expense, of approximately $0.2 million for the three and nine months ended September 30, 2017, respectively.

For 16 of the Company’s development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of September 30, 2018 and December 31, 2017.

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

On August 31, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte 1 development property investment with a Profits Interest for $3.1 million. Accordingly, as of August 31, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

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

The following table shows the Company’s basis as of the date of acquisition for the facilities acquired during the nine months ended September 30, 2018:

	Jacksonville 1	Atlanta 1	Atlanta 2	Pittsburgh	Charlotte 1	Totals
Funded principal balance, net of unamortized origination fees	$5,966	$8,084	$5,766	$4,938	$7,375	$32,129
Unrealized appreciation on investments	2,947	2,704	2,900	1,976	2,221	12,748
Cash consideration, inclusive of transaction costs (1)	2,625	2,342	2,960	1,704	3,061	12,692
Assumed liabilities (2)	-	-	-	264	-	264
Net property working capital acquired	95	41	40	40	89	305
Total cost basis	$11,633	$13,171	$11,666	$8,922	$12,746	$58,138

(1)	Includes $17,000 of transaction costs incurred but not yet paid as of September 30, 2018.
(2)	Included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet as of September 30, 2018.

The following table shows the Company’s basis as of the date of acquisition for the facility acquired during the year ended December 31, 2017:

Funded principal balance, net of unamortized origination fees	$9,139
Unrealized appreciation on investments	3,780
Cash consideration, inclusive of transaction costs	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Land	$9,611	$1,505
Building and improvements	61,646	13,720
In-place leases	2,709	602
Property equipment	10	-
Construction-in-progress	468	-
Accumulated depreciation and amortization	(2,915)	(472)
Self-storage real estate owned	$71,529	$15,355

The following tables show the impact of these real estate investments on the Company’s accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2018 and 2017:

	Three months ended	Three months ended
	September 30, 2018	September 30, 2017

Rental and other property-related income from real estate owned	$970	$160

Property operating expenses of real estate owned	(473)	(114)
Depreciation and amortization expense	(854)	(172)
Total expenses of real estate owned	$(1,327)	$(286)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017

Rental and other property-related income from real estate owned	$2,398	$328

Property operating expenses of real estate owned	(1,204)	(188)
Depreciation and amortization expense	(2,443)	(233)
Total expenses of real estate owned	$(3,647)	$(421)

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

The carrying values of cash, other loans, receivables, the secured revolving credit facility, FirstBank Term Loans, senior loan participation and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The following table summarizes the instruments categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the fourteen development property investments that were 40% complete but for which construction was not substantially complete at September 30, 2018, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the option pricing model to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty-one development property and bridge loan investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at September 30, 2018. For the Company’s development property and bridge loan investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2018 and December 31, 2017. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of September 30, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments and bridge loan investments (a)	Income approach analysis	Market yields/discount rate	4.87 - 13.25%	9.55%
		Exit date (d)	0.25 - 6.21 years	3.45 years

Development property investments with a profits interest and bridge loan investments (b)	Option pricing model	Volatility	50.89 - 92.80%	72.92%
		Exit date (d)	1.84 - 6.21 years	3.59 years
		Capitalization rate (c)	4.75 - 6.00%	5.45%
		Discount rate (c)	7.75 - 11.74%	8.90%

Operating property loan	Income approach analysis	Market yields/discount rate	7.74%	7.74%
		Exit date (d)	3.23 years	3.23 years

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

(c)

Thirty-five properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(d)

The exit dates for the development property investments and bridge loan investments are generally the estimated date of stabilization of the underlying property. The exit date for the operating property loan is the contractual maturity date.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2018	December 31, 2017
Up 25 basis points	$(2.0)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	1.2

Up 50 basis points	(3.9)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.1	2.4

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2018	December 31, 2017
Up 25 basis points	$(6.9)	$(2.8)
Down 25 basis points	7.6	3.1

Up 50 basis points	(13.3)	(5.3)
Down 50 basis points	16.0	6.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the three and nine months ended September 30, 2018 and 2017.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2017	$234,171
Realized gains	(619)
Unrealized gains	24,622
Fundings of principal and change in unamortized origination fees	207,486
Repayments of loans	(16,911)
Payment-in-kind interest	15,939
Reclassification of self-storage real estate owned	(44,877)
Net transfers in or out of Level 3	-
Balance at September 30, 2018	$419,811

Balance at December 31, 2016	$105,007
Realized gains	-
Unrealized gains	9,066
Fundings of principal and change in unamortized origination fees	110,600
Repayments of loans	(22,746)
Payment-in-kind interest	5,522
Reclassification of self-storage real estate owned	(12,919)
Net transfers in or out of Level 3	-
Balance at September 30, 2017	$194,530

On August 28, 2018, the underlying asset for the Tampa 1 investment was sold to a third party and proceeds were distributed to the Company in settlement of the first mortgage loan and 49.9% Profits Interest.  The following tables reflect the various financial components related to the transaction:

Tampa 1 investment as of June 30, 2018:
Fair value of investment	$5,931
Funded investment, net of unamortized origination fee	5,260
Unrealized gain recorded as of June 30, 2018	$671

Cash received on third party sale	$6,010
Funded investment	(5,285)
Value realized	725
Unrealized gain recorded as of June 30, 2018	(671)
Income realized in excess of unrealized gain previously recorded	$54

Value realized:		Classification in Statement of Operations
Profits interest	$619	Realized gain on investments
Prepayment penalty	106	Interest income on investments
	$725

As of September 30, 2018 and December 31, 2017, the total net unrealized appreciation on the investments that use Level 3 inputs was $37.5 million and $26.3 million, respectively.

For the three and nine months ended September 30, 2018 and 2017, substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of September 30, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million as of September 30, 2018. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of September 30, 2018, the SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$12,039	$1,828	$14,354
5/14/2015	Miami 2 (2) (4)	14,849	13,622	1,227	15,202
9/25/2015	Fort Lauderdale (2) (4)	13,230	11,608	1,622	15,009
4/15/2016	Washington DC (4)	17,269	16,713	556	19,771
4/29/2016	Atlanta 1 (4)	10,223	9,575	648	10,767
7/19/2016	Jacksonville (4)	8,127	7,422	705	11,677
7/21/2016	New Jersey (3)	7,828	4,403	3,425	4,803
8/15/2016	Atlanta 2 (4)	8,772	8,121	651	8,878
8/25/2016	Denver (4)	11,032	10,123	909	12,610
9/28/2016	Columbia (4)	9,199	8,715	484	9,741
12/22/2016	Raleigh (4)	8,877	8,163	714	9,745
	Total	$123,273	$110,504	$12,769	$132,557

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September 30, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

As of September 30, 2018, the SL1 Venture had total assets of $132.7 million and total liabilities of $1.0 million. During the three and nine months ended September 30, 2018, the SL1 Venture had net income of $4.2 million and $13.3 million, of which $0.4 million and $1.4 million was allocated to the Company and $3.8 million and $11.9 million was allocated to HVP III, respectively, under the HLBV method. At September 30, 2018, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At September 30, 2018 and December 31, 2017, the Company had $0.9 million and $3.2 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of September 30, 2018 and December 31, 2017.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of September 30, 2018 and December 31, 2017.

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

For four of the SL1 Venture development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put options, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at September 30, 2018 and December 31, 2017.

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

The Company has recorded assets of $417.4 million and $228.2 million at September 30, 2018 and December 31, 2017, respectively, for its variable interest in the development property and bridge loan VIEs which is included in the development property investments and bridge loan investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge loan VIEs is as follows:

	September 30, 2018	December 31, 2017
Assets recorded related to VIEs	$417,371	$228,233
Unfunded loan commitments to VIEs	268,104	310,750
Maximum exposure to loss	$685,475	$538,983

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of September 30, 2018 and December 31, 2017, the Company’s remaining unfunded commitment to the SL1 Venture is $1.2 million and $3.4 million, respectively. At September 30, 2018 and December 31, 2017, the Company had $0.9 million and $3.2 million, respectively, in advances to the SL1 Venture.

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

Each loan made under the Credit Facility bears interest at either, at the Operating Company’s election, (i) a base rate plus a margin of either 1.75% or 2.75% or (ii) LIBOR plus a margin of either 2.75% or 3.75%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of 0.35% per annum, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

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

As of September 30, 2018, the Company had no outstanding borrowings under the Credit Facility and $81.5 million was available for borrowing under the Credit Facility.

As of September 30, 2018, the Company was in compliance with all of its financial covenants of the Credit Facility.

As of September 30, 2018, the funded principal of $49.3 million of development property investments at fair value, the funded principal of $78.6 million of bridge loan investments at fair value, the funded principal of $2.5 million of operating property loans at fair value, and $11.8 million of the self-storage real owned, net, is pledged as collateral against the Credit Facility. As of December 31, 2017, the funded principal of $47.4 million of development property investments at fair value, the funded principal of $6.0 million of operating property loans at fair value, and $4.4 million of the self-storage real owned, net, is pledged as collateral against the Credit Facility.

Term Loans

On August 17, 2018, the Company entered into loan agreements (the “FirstBank Term Loans”) with FirstBank (“FirstBank”) with respect to three term loans in the aggregate principal amount of $24.9 million. The FirstBank Term Loans are secured by first mortgages on the Company’s three wholly-owned self-storage facilities located in Orlando, Florida and Atlanta, Georgia. As a condition to FirstBank providing the FirstBank Term Loans, the Company has agreed to unconditionally guarantee the Subsidiaries’ obligations under the FirstBank Term Loans pursuant to guaranty agreements with FirstBank (the “FirstBank Guaranties”).

The FirstBank Term Loans will mature on August 1, 2021.  Borrowings under the FirstBank Term Loans bear interest at a floating variable rate of one-month LIBOR plus 2.25%, which is reset monthly.

The FirstBank Term Loans contain customary representations and warranties and affirmative and negative covenants. The FirstBank Term Loans contain a financial covenant that requires the Operating Company to maintain a debt service coverage ratio of 1.35 to 1. The debt service coverage ratio will be calculated pursuant to the terms of the Credit Facility. FirstBank is a lender under the Credit Facility. The First Bank Term Loans also contain a covenant that requires the Operating Company to maintain a loan to value ratio on the outstanding balance of the loan that does not exceed the loan to value ratio at closing.

The FirstBank Term Loans provide for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties and certain bankruptcy or insolvency events. If an event of default occurs and is continuing under the FirstBank Term Loans, FirstBank may, among other things, terminate its commitments under the FirstBank Term Loans and require the immediate payment of all amounts owed thereunder. The FirstBank Term Loans each contain cross-default provisions with the Credit Facility, pursuant to which an event of default under the FirstBank Term Loans is triggered by the occurrence of an event of default under the Credit Facility that results in acceleration of the outstanding obligations of the Operating Company under the Credit Facility.

As of September 30, 2018, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

Senior Participation

On May 27, 2016, the Company sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeded $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company continued to service the underlying loan as long as it was not in default under the Miami Participation Agreement. The bank had the option to “put” the senior participation to the Company in the event the underlying borrower defaulted on the underlying loan or if the Company defaulted under the Miami Participation Agreement. As part of the Participation Agreement, the Company maintained a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance was not maintained, the interest rate would have increased. The Company paid to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%.  The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. On March 31, 2018, the maturity date was extended to June 30, 2018. The Company repurchased the Miami A Note on June 19, 2018. There was no outstanding balance for the Miami A Note as of September 30, 2018.

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

8. STOCKHOLDERS’ EQUITY

The Company had 19,364,339 and 14,429,055 shares of common stock issued and outstanding, which included 160,832 and 185,002 shares of nonvested restricted stock, as of September 30, 2018 and December 31, 2017, respectively. The Company had 125,000 and 40,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2018 and December 31, 2017. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of September 30, 2018.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. As of September 30, 2018, the Company has issued and sold an aggregate of 1,323,722 shares of common stock at a weighted average price of $22.24 per share under the ATM Program, receiving net proceeds after commissions and other offering costs of $28.5 million.

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

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of September 30, 2018, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of September 30, 2018, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of September 30, 2018 and December 31, 2017, 363,587 and 288,254 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested during the nine months ended September 30, 2018, 71,667 will vest in 2019, 71,663 will vest in 2020 and 17,502 will vest in 2021. Additionally, 1,667 were forfeited during the year ended December 31, 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $0.4 million and $0.3 million of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $1.6 million and $1.0 million of stock-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.5 million and $2.7 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.0 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at June 30,	172,499	$18.37	202,502	$21.33
Granted	-	-	-	-
Vested	(11,667)	18.10	(17,500)	18.64
Forfeited	-	-	-	-
Nonvested at September 30,	160,832	$18.39	185,002	$21.58

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	185,002	$21.58	120,001	$20.10
Granted	75,333	19.18	111,414	22.59
Vested	(99,503)	18.48	(46,413)	20.28
Forfeited	-	-	-	-
Nonvested at September 30,	160,832	$18.39	185,002	$21.58

Nonvested restricted shares of common stock receive dividends which are nonforfeitable.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $125 million in shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”). The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period. As of September 30, 2018, the Company has issued all shares of Series A Preferred Stock available for issuance under the Purchase Agreement and the Articles Supplementary.

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

Holders of Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter as long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A

Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”). Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement, (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of September 30, 2018.

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

Pursuant to the Series A Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2019 annual meeting of stockholders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

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

On September 28, 2018, the Company issued the final $15.0 million of Series A Preferred Stock that remained available for issuance under the Purchase Agreement.

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

On July 31, 2018, the Company declared a (i) cash distribution of $15.81 per share of Series A Preferred Stock, payable on October 15, 2018, to holders of Series A Preferred Stock of record on the close of business on October 1, 2018, and (ii) distributions payable in kind in a number of shares of common stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on October 15, 2018, to holders of Series A Preferred Stock of record on the close of business on October 1, 2018.

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

As of September 30, 2018, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.4 million under the Preferred ATM Program.

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

9. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with our diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three and nine months ended September 30, 2018 and 2017, the Company’s basic earnings per share is computed using the two-class method, and our diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Shares outstanding
Weighted average common shares - basic	19,184,172	14,042,350	16,253,410	10,935,776
Effect of dilutive securities	275,579	201,995	286,957	172,764
Weighted average common shares, all classes	19,459,751	14,244,345	16,540,367	11,108,540

Calculation of Earnings per Share - basic
Net income	$15,964	$4,457	$32,115	$11,434
Less:
Net income allocated to preferred stockholders	4,790	310	12,965	1,033
Net income allocated to unvested restricted shares (1)	96	57	207	156
Net income attributable to common shareholders - two-class method	$11,078	$4,090	$18,943	$10,245

Weighted average common shares - basic	19,184,172	14,042,350	16,253,410	10,935,776
Earnings per share - basic	$0.58	$0.29	$1.17	$0.94

Calculation of Earnings per Share - diluted
Net income	$15,964	$4,457	$32,115	$11,434
Less:
Net income allocated to preferred stockholders	4,790	310	12,965	1,033
Net income attributable to common shareholders - two-class method	$11,174	$4,147	$19,150	$10,401

Weighted average common shares - diluted	19,459,751	14,244,345	16,540,367	11,108,540
Earnings per share - diluted	$0.57	$0.29	$1.16	$0.94

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and nine months ended September 30, 2018 and 2017.

10. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge loan investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at September 30, 2018 and

December 31, 2017 was $400.1 million and $215.9 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $18.4 million and $4.8 million for the three months ended September 30, 2018 and 2017, respectively, and $42.1 million and $13.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $14.4 million and $13.9 million at September 30, 2018 and December 31, 2017, respectively, and the earnings from this venture were $0.4 million and $1.4 million for the three and nine months ended September 30, 2018. The earnings from this venture were $0.7 million and $1.7 million for the three and nine months ended September 30, 2017.

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

Prior to entry into the Amended and Restated Management Agreement, any Termination Fee would have been payable by the Operating Company in OC Units equal to the Termination Fee divided by the average of the daily market price of the Company’s common stock for the ten consecutive trading days immediately preceding the date of termination within 90 days after occurrence of the event requiring the payment of the Termination Fee. In accordance with ASC 505-50, Equity—Equity-based Payments to Non-Employees, since the number of OC Units to be issued was dependent upon different possible outcomes, the Company recognized the lowest aggregate amount within the range of outcomes. Accordingly, the Company estimated the deferred termination fee payable and accrued the expense over the term of the Management Agreement. Upon entry into the Amended and Restated Management Agreement, the Company ceased recognizing the deferred termination fee expense and reclassified the Non-Controlling Interests to Additional Paid-In-Capital since the Termination Fee is no longer certain of being paid other than in exchange for either the assets or equity of the Manager. Accordingly, the Company recorded no expense during the three and nine months ended September 30, 2018 and 2017.

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

The Management Agreement provides for the Manager to earn a base management fee and an incentive fee, both of which are described further below. In addition, the Company will reimburse certain expenses of the Manager, excluding the salaries and cash bonuses of the Manager’s chief executive officer and chief financial officer, a portion of the salary of the president and chief operating officer, and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. In the event that the Company terminates the Management Agreement pursuant to its terms, other than for Cause or the Company being required to register as an investment company under the 1940 Act, there will be a Termination Fee due to the Manager. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $1.0 million and $0.8 million for the three months ended September 30, 2018 and 2017, respectively, and $2.8 million and $2.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Management Fees

As of September 30, 2018, the Company did not have any personnel. As a result, the Company is relying on the properties, resources and personnel of the Manager to conduct operations. Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase the Company’s common stock since inception, provided that if the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. It also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Company’s Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on the Company’s financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The base management fee was $1.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, and $4.8 million and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had outstanding fees due to Manager of $2.3 million and $1.5 million, respectively, consisting of the management fees payable and certain general and administrative reimbursements payable.

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

The Manager computes each quarterly installment of the incentive fee within 45 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The calculation generally will be reviewed by the Board of Directors at their regularly scheduled quarterly board meeting. The Manager has not earned an incentive fee for the three and nine months ended September 30, 2018 and 2017.

11. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Dividend Declarations

On October 31, 2018, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2018. The dividends are payable on January 15, 2019 to holders of Series A Preferred Stock of record on January 1, 2019.

On October 31, 2018, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending December 31, 2018. The dividends are payable on January 15, 2019 to holders of Series B Preferred Stock of record on January 2, 2019.

On October 31, 2018, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2018. The dividend is payable on January 15, 2019 to stockholders of record on January 2, 2019.

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

During the nine months ended September  30, 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh and Charlotte 1 development property investments. Each property is now wholly-owned by us and consolidated in the accompanying interim consolidated financial statements. As of September 30, 2018, we wholly-owned a total of six self-storage facilities.

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

•	net proceeds from our follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017 and June 14, 2018;
•	net proceeds from the at-the-market continuous equity offering program (“ATM Program”) which we commenced on April 5, 2017;
•	available proceeds from our $100 million Credit Facility, that may from time to time, pursuant to an accordion feature, be increased to commitments up to an aggregate amount of $200 million;
•	net proceeds from our public offering of Series B Preferred Stock, which was consummated on January 26, 2018;
•	net proceeds from our $45.0 million preferred at-the-market continuous equity offering program (“Preferred ATM Program”), which we commenced in March of 2018; and
•	net proceeds from issuance of our term loans (the “FirstBank Term Loans”), which we entered into on August 17, 2018.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1

Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of September 30, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of September 30, 2018.

We are externally managed and advised by JCAP Advisors, LLC (the “Manager”). The Manager is led by our founder and executive chairman, Dean Jernigan, and our chief executive officer, John A. Good. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the chief executive officer of Storage USA and CubeSmart, both NYSE listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 29 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

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

Our total investment income includes interest income from investments, which also reflects the accretion of origination fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments, bridge loan investments and our operating property loans. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and nine months ended September 30, 2018 and 2017 also were impacted by our accounting methods as discussed below.

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

Recent Developments

Dividend Declarations

On October 31, 2018, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2018. The dividends are payable on January 15, 2019 to holders of Series A Preferred Stock of record on January 1, 2019.

On October 31, 2018, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending December 31, 2018. The dividends are payable on January 15, 2019 to holders of Series B Preferred Stock of record on January 2, 2019.

On October 31, 2018, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2018. The dividend is payable on January 15, 2019 to stockholders of record on January 2, 2019.

Investment Activity

Our self-storage investments at September 30, 2018 consisted of the following:

•

Development Property Investments - We had 46 investments totaling an aggregate committed principal amount of approximately $553.1 million to finance the ground-up construction or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months.

Also included in development property investments as of September 30, 2018 was one construction loan with a committed principal amount of approximately $17.7 million and an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This construction loan is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. The self-storage facility under construction is anticipated to be sold and the loan repaid on or about the time a certificate of occupancy is issued for the financed self-storage facility, which is expected in the fourth quarter of 2018.

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

•

Operating Property Loan - We had one term loan with a committed principal amount of $2.5 million, the proceeds of which were used by the borrower to refinance existing indebtedness on an operating self-storage facility. This loan is secured by a  first mortgage on the project financed, is interest-only with a fixed interest rate of 6.9% per annum, and has a term of 72 months.

As of September 30, 2018, the aggregate committed principal amount of our development property investments, bridge loan investments and operating property loan was approximately $656.6 million and outstanding principal was $388.5 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)	$7,650	$7,643	$7	$8,885
7/31/2015	New Haven (2)	6,930	6,807	123	8,693
8/14/2015	Raleigh (2)	8,792	8,351	441	8,514
10/27/2015	Austin (2)	8,658	7,683	975	8,844
9/20/2016	Charlotte 2 (2)	12,888	10,052	2,836	11,093
11/17/2016	Jacksonville 2 (2)	7,530	7,034	496	8,825
1/4/2017	New York City 1 (2)	16,117	16,117	-	21,506
1/18/2017	Atlanta 3 (3)	14,115	4,751	9,364	4,642
1/31/2017	Atlanta 4 (2)	13,678	11,835	1,843	14,321
2/24/2017	Orlando 3 (2)	8,056	7,051	1,005	8,238
2/24/2017	New Orleans (3)	12,549	7,273	5,276	7,943
2/27/2017	Atlanta 5 (3)	17,492	11,458	6,034	12,190
3/1/2017	Fort Lauderdale (3)	9,952	4,854	5,098	5,389
3/1/2017	Houston (3)	13,630	7,233	6,397	8,637
4/14/2017	Louisville 1 (2)	8,523	6,029	2,494	7,260
4/20/2017	Denver 1 (3)	9,806	5,407	4,399	5,690
4/20/2017	Denver 2 (2)	11,164	8,827	2,337	10,515
5/2/2017	Atlanta 6 (2)	12,543	9,521	3,022	11,364
5/2/2017	Tampa 2 (3)	8,091	3,440	4,651	3,409
5/19/2017	Tampa 3 (3)	9,224	5,786	3,438	6,535
6/12/2017	Tampa 4 (2)	10,266	7,857	2,409	10,053
6/19/2017	Baltimore (3)(4)	10,775	7,476	3,299	8,037
6/28/2017	Knoxville (3)	9,115	6,186	2,929	6,684

6/29/2017	Boston 1 (2)	14,103	12,311	1,792	13,581
6/30/2017	New York City 2 (3)(4)	26,482	22,397	4,085	22,905
7/27/2017	Jacksonville 3 (2)	8,096	5,472	2,624	6,496
8/30/2017	Orlando 4 (3)	9,037	4,749	4,288	5,214
9/14/2017	Los Angeles 1	28,750	8,180	20,570	7,838
9/14/2017	Miami 1	14,657	5,940	8,717	5,576
9/28/2017	Louisville 2 (2)	9,940	7,220	2,720	8,644
10/12/2017	Miami 2 (4)	9,459	1,087	8,372	834
10/30/2017	New York City 3 (4)	14,701	4,222	10,479	3,752
11/16/2017	Miami 3 (4)	20,168	3,912	16,256	3,315
11/21/2017	Minneapolis 1	12,674	1,307	11,367	1,157
12/1/2017	Boston 2 (3)	8,771	2,313	6,458	2,271
12/15/2017	New York City 4	10,591	1,469	9,122	1,312
12/27/2017	Boston 3	10,174	2,519	7,655	2,333
12/28/2017	New York City 5	16,073	5,796	10,277	5,613
2/8/2018	Minneapolis 2 (3)	10,543	5,720	4,823	5,962
3/30/2018	Philadelphia (4)	14,338	4,691	9,647	4,374
4/6/2018	Minneapolis 3	12,883	2,681	10,202	2,532
5/1/2018	Miami 9 (4)	12,421	2,626	9,795	2,369
5/15/2018	Atlanta 7	9,418	117	9,301	23
5/23/2018	Kansas City	9,968	525	9,443	423
6/7/2018	Orlando 5	12,969	-	12,969	-
6/12/2018	Los Angeles 2 (5)	9,298	4,518	4,780	4,484
		$553,058	$288,443	$264,615	$318,275
Construction loans:
12/23/2015	Miami	17,733	17,339	394	17,234
		$17,733	$17,339	$394	$17,234
Total development property investments		$570,791	$305,782	$265,009	$335,509

Bridge loan investments (includes a profits interest):
3/2/2018	Miami 4 (2)	20,201	19,970	231	22,229
3/2/2018	Miami 5 (2)(4)	17,738	16,492	1,246	13,788
3/2/2018	Miami 6 (2)	13,370	13,370	-	17,179
3/2/2018	Miami 7 (2)(4)	18,462	17,156	1,306	15,341
3/2/2018	Miami 8 (2)	13,553	13,241	312	13,325
Total bridge loan investments		$83,324	$80,229	$3,095	$81,862

Operating property loans:
12/22/2015	Chicago	2,502	2,500	2	2,440
Total operating property loans		$2,502	$2,500	$2	$2,440

Total investments reported at fair value		$656,617	$388,511	$268,106	$419,811

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

•

Wholly-Owned Property Investment – We  own 100% of the LLC membership interests in the LLCs of six of our previous development property investments. During 2017, we acquired the LLCs comprising our Orlando 1 and Orlando 2 development property investments. We now own 100% of the self-storage facility located at 11920 W. Colonial Drive, Ocoee, Florida. The facility is managed by CubeSmart. In addition, during the nine months ended September 30, 2018, our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh and Charlotte 1 investments offered to sell us their remaining membership interests in the LLCs that owned those projects, and we consummated those purchases in 2018. These self-storage facilities are located at (i) 1939 East West Parkway, Fleming Island, Florida; (ii) 5110 McGinnis Ferry Road, Alpharetta, Georgia; (iii) 340 Franklin Road Gateway SE, Marietta, Georgia; (iv) 6400 Hamilton Avenue, Pittsburgh, Pennsylvania and (v) 9323 Wright Hill Rd, Charlotte, North Carolina, respectively. See Note 3 to the accompanying interim consolidated financial statements,  Self-Storage Investment Portfolio.

Real estate venture activity

As of September 30, 2018, the SL1 Venture had 11 development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2) (4)	$13,867	$12,039	$1,828	$14,354
5/14/2015	Miami 2 (2) (4)	14,849	13,622	1,227	15,202
9/25/2015	Fort Lauderdale (2) (4)	13,230	11,608	1,622	15,009
4/15/2016	Washington DC (4)	17,269	16,713	556	19,771
4/29/2016	Atlanta 1 (4)	10,223	9,575	648	10,767
7/19/2016	Jacksonville (4)	8,127	7,422	705	11,677
7/21/2016	New Jersey (3)	7,828	4,403	3,425	4,803
8/15/2016	Atlanta 2 (4)	8,772	8,121	651	8,878
8/25/2016	Denver (4)	11,032	10,123	909	12,610
9/28/2016	Columbia (4)	9,199	8,715	484	9,741
12/22/2016	Raleigh (4)	8,877	8,163	714	9,745
	Total	$123,273	$110,504	$12,769	$132,557

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September  30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September 30, 2018. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

Business Outlook

We continue to experience strong demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of October 31, 2018, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts of $370 million. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

Throughout the nine months ended September 30, 2018, we have continued to fund draws, primarily consisting of interest and operating reserve draws, on the four development property investments, to which we had committed an aggregate of approximately $32.0 million at December 31, 2015. As of September 30, 2018, all of those development properties had achieved certificates of occupancy, and we have realized a significant portion of the potential profit on these developments through our fair value adjustments.

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

During the second half of 2016 and throughout 2017 and 2018, we invested solely on-balance sheet, closing three development property investments with an aggregate committed principal of $25.6 million prior to the end of 2016, 32 development property investments with an aggregate committed principal of $408.8 million during 2017, and 13 additional development property and bridge investments with an aggregate committed principal of $175.2 million throughout the first nine months of 2018, although the majority of these development projects are not expected to be completed until later in 2018, 2019 or 2020. Accordingly, the amount of fair value adjustments for anticipated profits on projects during 2018 has been and should be substantially greater than the 2017 amount.

During the nine months ended September  30, 2018, the underlying self-storage facility of thirteen of our development property investments with a Profits Interest, four of which are in the SL1 Venture, received a certificate of occupancy and commenced operations. The following tables reflect occupancy data as of October 28, 2018 for all of the underlying self-storage facilities of our development property investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Ocoee, Florida (Orlando 1 and Orlando 2) (1)(2)	May 1, 2016	30	86.7%
Marietta, Georgia (Atlanta 2) (2)	May 24, 2016	29	84.5%
Alpharetta, Georgia (Atlanta 1) (2)	May 25, 2016	29	83.8%
Jacksonville, Florida (Jacksonville 1) (2)	August 12, 2016	27	90.9%
Charlotte, North Carolina (Charlotte 1) (2)	August 18, 2016	26	58.9%
Milwaukee, Wisconsin	October 9, 2016 (3)	25	57.5%
New Haven, Connecticut	December 16, 2016	22	67.3%
Round Rock, Texas (Austin)	March 16, 2017	19	67.6%
Pittsburgh, Pennsylvania (2)	May 11, 2017 (4)	18	33.7%
Jacksonville, Florida (5)	July 26, 2017	15	77.6%
Columbia, South Carolina (5)	August 23, 2017	14	51.7%
Atlanta, Georgia (Atlanta 2) (5)	September 14, 2017	14	45.0%
Washington DC (5)	September 25, 2017	13	53.7%
New York, New York (New York City 1)	September 29, 2017	13	53.9%
Average (Facilities open for more than 1 year)		21.0	65.2%	(6)

		# Months
Location	Date Opened	Open	Occupancy
Denver, Colorado (5)	December 14, 2017	11	49.5%
Miami, Florida (Miami 1) (5)	February 23, 2018	8	34.6%
Raleigh, North Carolina	March 8, 2018	8	23.6%
Jacksonville, Florida (Jacksonville 2)	March 27, 2018	7	29.5%
Atlanta, Georgia (Atlanta 1) (5)	April 12, 2018	7	27.1%
Raleigh, North Carolina (5)	June 8, 2018	5	16.1%
Atlanta, Georgia (Atlanta 4)	July 12, 2018	4	8.5%
Orlando, Florida (Orlando 3)	July 26, 2018	3	10.8%
Fort Lauderdale, Florida (5)	July 26, 2018	3	10.9%
Denver, Colorado (Denver 2)	July 31, 2018	3	8.9%
Boston, Massachusetts (Boston 1)	August 8, 2018	3	9.1%
Louisville, Kentucky (Louisville 1)	August 15, 2018	2	11.9%
Charlotte, North Carolina (Charlotte 2)	August 30, 2018	2	5.7%
Louisville, Kentucky (Louisville 2)	August 31, 2018	2	10.4%
Average (Facilities open for less than 1 year)		4.8	18.3%	(6)

(1)	Orlando 1 was at 86.2% physical occupancy on July 18, 2017. On July 19, 2017, an addition (Orlando 2) opened for business. Occupancy reflected is for combined facility.
(2)	As of September 30, 2018, we wholly own the self-storage facility underlying this investment.
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

The following table reflects occupancy data as of October 28, 2018 for all of the underlying self-storage facilities of our bridge loan investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Miami, Florida (Miami 6)	August 12, 2016	27	78.2%
Miami, Florida (Miami 4)	October 9, 2016	25	77.5%
Miami, Florida (Miami 8)	December 12, 2016	23	83.3%
Miami, Florida (Miami 7)	March 26, 2018	7	27.9%
Miami, Florida (Miami 5)	August 13, 2018	3	5.7%
Average		16.7	54.5%	(1)

(1)	Represents mean average occupancy.

The occupancy rates noted above pertain to the aforementioned 33 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2017 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2018 and September 30, 2017:

(Dollars in thousands)	Three months ended
	September 30, 2018	September 30, 2017
Revenues:
Interest income from investments	$8,086	$3,173
Rental and other property-related income from real estate owned	970	160
Other revenues	35	28
Total revenues	9,091	3,361

Costs and expenses:
General and administrative expenses	1,727	1,386
Management fees to Manager	1,872	1,036
Property operating expenses of real estate owned	473	114
Depreciation and amortization of real estate owned	854	172
Total costs and expenses	4,926	2,708

Operating income	4,165	653

Other income (expense):
Equity in earnings from unconsolidated real estate venture	440	730
Realized gain on investments	619	-
Net unrealized gain on investments	11,060	3,384
Interest expense	(467)	(323)

Loss on modification of debt	-	(232)
Other interest income	147	245
Total other income	11,799	3,804
Net income	15,964	4,457
Net income attributable to preferred stockholders	(4,790)	(310)
Net income attributable to common stockholders	$11,174	$4,147

Revenues

Total interest income from investments for the three months ended September 30, 2018 was $8.1 million, an increase of approximately $4.9 million, or 155%, from the three months ended September 30, 2017. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $1.0 million and $0.2 million from real estate owned during the three months ended September 30, 2018 and 2017, respectively, that is related to the revenues generated by the self-storage real estate owned that was acquired during 2017 and 2018. Other revenues of $35,000 and $28,000 earned during the three months ended September 30, 2018 and 2017, respectively, are derived primarily from management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	September 30, 2018	September 30, 2017
Compensation and benefits	$1,126	$861
Occupancy	106	88
Business development	90	84
Professional fees	236	156
Other	169	197
Total general and administrative expenses	$1,727	$1,386

Total general and administrative expenses

Total general and administrative expenses for the three months ended September 30, 2018 were $1.7 million, an increase of $0.3 million, or 25%, from the three months ended September 30, 2017. Compensation and benefits included non-cash expense of stock-based compensation of $385,000 and $296,000 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2017, compensation and benefits also included $0.1 million of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. We received $5,000 of third party reimbursements during the three months ended September 30, 2018. Compensation and benefits also increased as a result of annual compensation increases as well as the addition of a senior executive employee at the Manager during 2018. Professional fees increased $80,000, or 51%, as a result of the expansion of the volume and geographic footprint of our investments.

Other operating expenses

The management fees of $1.9 million and $1.0 million in the three months ended September 30, 2018 and 2017, respectively, relate to the fees earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the follow-on offerings of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other income (expense)

For the three months ended September 30, 2018 and 2017, we recorded other income of $11.8 million and $3.8 million, respectively, which primarily relates to the net unrealized gain on investments. The net unrealized gain on investments increased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in late 2016 and 2017 being recognized in 2018.

On August 28, 2018, the underlying asset for the Tampa 1 investment was sold to a third party and proceeds were distributed to us in settlement of the first mortgage loan and 49.9% Profits Interest.  As a result of this transaction, in addition to funds received for the repayment of the loan, we received proceeds of $725,000 comprised of a $106,000  prepayment penalty, which is recognized in interest income from investments, and a  $619,000 gain, which is recognized as realized gain on investments in our Consolidated Statement of Operations.

The $0.4 million and $0.7 million of equity in earnings from unconsolidated real estate venture in the three months ended September 30, 2018 and 2017, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended September 30, 2018 was $0.5 million and $0.3 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our senior participations, Credit Facility, and term loans. For the three months ended September 30, 2017, the $0.2 million loss on modification of debt was incurred in conjunction with the closing of the Credit Facility. Other interest income relates to interest earned on our cash deposits.

Comparison of the nine months ended September 30, 2018 and September 30, 2017:

(Dollars in thousands)	Nine months ended
	September 30, 2018	September 30, 2017
Revenues:
Interest income from investments	$19,051	$7,759
Rental and other property-related income from real estate owned	2,398	328
Other revenues	99	174
Total revenues	21,548	8,261

Costs and expenses:
General and administrative expenses	5,579	4,336
Management fees to Manager	4,758	2,373
Property operating expenses of real estate owned	1,204	188
Depreciation and amortization of real estate owned	2,443	233
Other expenses	290	-
Total costs and expenses	14,274	7,130

Operating income	7,274	1,131

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,425	1,747
Realized gain on investments	619	-
Net unrealized gain on investments	24,003	9,066
Interest expense	(1,521)	(757)
Loss on modification of debt	-	(232)
Other interest income	315	479
Total other income	24,841	10,303
Net income	32,115	11,434
Net income attributable to preferred stockholders	(12,965)	(1,033)
Net income attributable to common stockholders	$19,150	$10,401

Revenues

Total interest income from investments for the nine months ended September 30, 2018 was $19.1 million, an increase of approximately $11.3 million, or 146%, from the nine months ended September 30, 2017. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $2.4 million and $0.3 million from real estate owned during the nine months ended September 30, 2018 and 2017, respectively, that is related to the revenues generated by the self-storage real estate owned that was acquired during 2017 and 2018. Other revenues of $0.1 million earned during the nine months ended September 30, 2018 is derived primarily from management fee revenue generated from the SL1 Venture. Other revenues of $0.2 million earned during the nine months ended September 30, 2017 is derived from borrower payment of internal costs in connection with closings during the first quarter of 2017 and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Nine months ended
	September 30, 2018	September 30, 2017
Compensation and benefits	$3,529	$2,646
Occupancy	317	283
Business development	319	216

Professional fees	712	597
Other	702	594
Total general and administrative expenses	$5,579	$4,336

Total general and administrative expenses

Total general and administrative expenses for the nine months ended September 30, 2018 were $5.6 million, an increase of $1.2 million, or 29%, from the nine months ended September 30, 2017. Compensation and benefits included non-cash expense of stock-based compensation of $1.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, compensation and benefits also included $0.2 million and $0.3 million, respectively, of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. Compensation and benefits also increased as a result of annual compensation increases as well as the addition of a senior executive employee at the Manager during the nine months ended September 30, 2018. Business development expenses increased $103,000, or 48%, primarily due to an additional developer conference held and self-storage conferences attended in 2018. Professional fees increased $115,000, or 19%, as a result of the expansion of the volume and geographic footprint of our investments. Other expense increased $108,000, or 18%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017,  primarily due to increased investor relations activities and travel.

Other operating expenses

The management fees of $4.8 million and $2.4 million in the nine months ended September 30, 2018 and 2017, respectively, relate to fees earned by the Manager pursuant to the management agreement. The increase in management fees was primarily a result of the follow-on offerings of our common stock during the second quarters of 2018 and 2017, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other expenses

Other expenses consist of costs related to the termination of an employee contract during the nine months ended September 30, 2018. There were no other expenses for the nine months ended September 30, 2017.

Other income (expense)

For the nine months ended September 30, 2018 and 2017, we recorded other income of $24.8 million and $10.3 million, respectively, which primarily relates to the net unrealized gain on investments. The net unrealized gain on investments increased primarily due to a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in late 2016 and 2017 being recognized in 2018.

On August 28, 2018, the underlying asset for the Tampa 1 investment was sold to a third party and proceeds were distributed to us in settlement of the first mortgage loan and 49.9% Profits Interest.  As a result of this transaction, in addition to funds received for the repayment of the loan, we received proceeds of $725,000 comprised of a $106,000  prepayment penalty, which is recognized in interest income from investments, and a  $619,000 gain, which is recognized as realized gain on investments in our Consolidated Statement of Operations.

The $1.4 million and $1.7 million of equity in earnings from unconsolidated real estate venture in the nine months ended September 30, 2018 and 2017, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the nine months ended September 30, 2018 was $1.5 million and relates primarily to amortization of deferred financing costs and interest incurred on our senior participations, Credit Facility, and term loans. Interest expense for the nine months ended September 30, 2017 was $0.8 million and related to interest incurred on our senior participations and Credit Facility, amortization of deferred financing costs incurred in connection with the Credit Facility, and unused commitment fees related to the Credit Facility. Other interest income for the nine months ended September 30, 2018 and 2017 relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends payable to preferred stockholders, stock-based compensation expense, depreciation and amortization on real estate assets, loss on modification of debt, and other expenses.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	September 30, 2018	September 30, 2017
Net income attributable to common stockholders	$11,174	$4,147
Plus: stock dividends payable to preferred stockholders	2,125	132
Plus: stock-based compensation	385	296
Plus: depreciation and amortization on real estate assets	854	172
Plus: loss on modification of debt	-	232
Adjusted Earnings	$14,538	$4,979

	Nine months ended
	September 30, 2018	September 30, 2017
Net income attributable to common stockholders	$19,150	$10,401
Plus: stock dividends payable to preferred stockholders	6,375	503
Plus: stock-based compensation	1,507	1,023
Plus: depreciation and amortization on real estate assets	2,443	233
Plus: loss on modification of debt	-	232
Plus: other expenses	290	-
Adjusted Earnings	$29,765	$12,392

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, make distributions to our stockholders and fund our operations. We have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders. As a result, we are dependent on our Credit Facility, our ability to issue common stock under our ATM Program and preferred stock under our Preferred ATM Program and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Nine months ended September 30,
	2018	2017
Net income	$32,115	$11,434
Adjustments to reconcile net income to net cash used in operating activities:	(36,627)	(13,972)
Net cash used in operating activities	(4,512)	(2,538)
Net cash used in investing activities	(205,672)	(86,112)
Net cash provided by financing activities	205,831	76,276
Change in cash and cash equivalents	$(4,353)	$(12,374)

Cash decreased $4.4 million during the nine months ended September 30, 2018 as compared to a decrease in cash of $12.4 million during the nine months ended September 30, 2017. Net cash used in operating activities for the nine months ended September 30, 2018 and 2017 was $4.5 million and $2.5 million, respectively. The primary components of cash used in operating activities during the nine months ended September 30, 2018 were net income adjusted for non-cash transactions of $5.7 million, offset by $0.6 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.6 million. The primary components of cash used in operating activities during the nine months ended September 30, 2017 were net income adjusted for non-cash transactions of $3.6 million, offset by $0.5 million of return on investment from the SL1 Venture and a change in working capital of $0.6 million.

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 was $205.7 million and $86.1 million, respectively. For the nine months ended September 30, 2018, the cash used for investing activities consisted primarily of $208.5 million to fund investments, $4.8 million to fund other loans, $13.1 million to purchase additional interests in five of our development property investments and capital additions to those properties, $2.0 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $1.9 million, cash received of $0.6 million related to proceeds received from the settlement of profits interest as a result of the sale of the asset underlying our Tampa 1 development investment, a net inflow of $2.3 million for advancements made on behalf of the SL1 Venture, and $18.1 million from repayments of development property investments, operating property loans and other loan investments. For the nine months ended September 30, 2017, the cash used for investing activities consisted primarily of $111.6 million to fund investments, $10.1 million to fund other loans, $2.9 million to purchase an additional interest in one of our development property loans, $4.8 million to fund capital contributions to the SL1 Venture, and a net use of $1.2 million for advancements made on behalf of the SL1 Venture, offset, in part, by $3.1 million of origination fees received in cash, and $41.4 million from repayments of construction loans and other loan investments.

Net cash provided by financing activities for the nine months ended September 30, 2018 totaled $205.8 million and primarily related to $122.4 million of net proceeds from preferred stock issuances, $81.8 million of net proceeds from common stock issuances, $24.6 million of net proceeds received from term loans, offset by a net outflow of $0.7 million related to draws and the subsequent repayment on the Credit Facility, $0.7 million repayment of our senior loan participation, $0.3 million of stock repurchases, and $21.2 million of dividends paid. For the nine months ended September 30, 2017, net cash provided by financing activities totaled $76.3 million and primarily related to $108.1 million of common stock issuances and $1.8 million of cash received in connection with draws on senior loan participations on certain of our investments, and $0.3 million net proceeds from the closing of the Credit Facility, offset, in part, by a $20.0 million paydown of the Credit Facility, $1.9 million paid to repurchase certain senior loan participations, and $11.8 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of September 30, 2018, we had unrestricted cash of approximately $42.6 million, and we had remaining unfunded commitments of $268.1 million related to our investment portfolio and $1.2 million related to the SL1 Venture. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

The timing of the remaining unfunded commitments of $269.3 million related to our investment portfolio and SL1 Venture is expected to be funded as follows:

Future Fundings for Investments	2018	2019	2020	2021	2022 and thereafter	Total
Estimated Funding Amount	$61,580	$158,345	$30,935	$12,208	$6,257	$269,325

Series A Preferred Stock

On July 27, 2016, we entered into the Purchase Agreement with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P., which provides that we may issue and sell up to $125.0 million of Series A Preferred Stock from time to time until July 27, 2018. On July 25, 2018, we entered into the First Amendment to the Purchase Agreement in order to extend the final date to issue shares of Series A Preferred Stock under the Purchase Agreement from July 27, 2018 to September 30, 2018. As of September 30, 2018, we had issued 125,000 restricted shares of the Series A Preferred Stock and received $125.0 million in proceeds pursuant to the terms of the Purchase Agreement. Accordingly, as of November 1, 2018, we have no funds available for issuance under the Purchase Agreement.

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program whereby we may issue and sell up to $50.0 million of our common stock from time to time. Since the inception of the ATM Program, we have sold 1,323,722 shares of common stock at a weighted average price of $22.24, receiving net proceeds after commissions and other offering costs of $28.5 million. As of November 1, 2018, we have approximately $20.6 million available for issuance under the ATM Program.

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

Since the inception of the Preferred ATM Program, we have sold 71,734 shares of Series B preferred stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.4 million. As of November 1, 2018, we have approximately $43.4 million available for issuance under the Preferred ATM Program.

Credit Facility

On July 25, 2017, we entered into a $100 million Credit Facility, which has an accordion feature permitting expansion up to $200 million. Our development property investments and bridge loan investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once construction has been completed, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially in the future as construction on our investments in our investment portfolio are completed. We expect such availability to increase over the balance of 2018 as our on-balance sheet self-storage investments continue to achieve certificates of occupancy and commence lease-up. As of November 1, 2018, we had no borrowings under the Credit Facility out of our $81.5 million in total availability under the Credit Facility.

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

Term Loans

On August 17, 2018, we entered into the FirstBank Term Loans with FirstBank (“FirstBank”) with respect to three term loans in the aggregate principal amount of $24.9 million. The FirstBank Term Loans are secured by first mortgages on three of our wholly-owned self-storage facilities. As a condition to FirstBank providing the FirstBank Term Loans, we have agreed to unconditionally guarantee the Subsidiaries’ obligations under the FirstBank Term Loans pursuant to guaranty agreements with FirstBank (the “FirstBank Guaranties”).

The FirstBank Term Loans will mature on August 1, 2021. Borrowings under the FirstBank Term Loans bear interest at a floating variable rate of one-month LIBOR plus 2.25%, which is reset monthly.

The FirstBank Term Loans contain customary representations and warranties and affirmative and negative covenants. The FirstBank Term Loans contain a financial covenant that requires the Operating Company to maintain a debt service coverage ratio of 1.35 to 1. The debt service coverage ratio will be calculated pursuant to the terms of the Credit Facility. FirstBank is a lender under the Credit Facility. The First Bank Term Loans also contain a covenant that requires the Operating Company to maintain a loan to value ratio on the outstanding balance of the loan that does not exceed the loan to value ratio at closing.

The FirstBank Term Loans provide for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties and certain bankruptcy or insolvency events. If an event of default occurs and is continuing under the FirstBank Term Loans, FirstBank may, among other things, terminate its commitments under the FirstBank Term Loans and require the immediate payment of all amounts owed thereunder. The FirstBank Term Loans each contain cross-default provisions with the Credit Facility, pursuant to which an event of default under the FirstBank Term Loans is triggered by the occurrence of an event of default under the Credit Facility that results in acceleration of the outstanding obligations of the Operating Company under the Credit Facility.

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

Leverage Policies

To date, we have funded all of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the sale of senior participations in certain investments, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018, proceeds received from sales of shares from time to time under the ATM Program, proceeds from the issuance of our Series B Preferred Stock, and borrowings from our Credit Facility and FirstBank Term Loans. In the future, we may utilize equity raised in follow-on offerings, through the ATM Program, through the Preferred Stock ATM Program and/or borrowings under our Credit Facility or other borrowings against our target investments in accordance with our investment guidelines in order to increase the size of our loan portfolio and potential return to stockholders. Our investment guidelines state that our leverage will generally not exceed 50% of the total value of our loan portfolio. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our ability to issue shares of Series A Preferred Stock is also subject to certain conditions as outlined in Note 8 of the accompanying interim consolidated financial statements. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 0.75 to 1.00 during the period between July 25, 2017 and June 30, 2018, 0.90 to 1 during the period between July 1, 2018 and December 31, 2018 and 1.20 to 1 during the period between January 1, 2019 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $183.3 million plus 75% of the sum of any additional net offering proceeds; (iv) when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 25% of consolidated total indebtedness; (v) liquidity of no less than $50 million for the period between July 25, 2017 and December 31, 2018 or on and after December 31, 2018, liquidity of no less than the sum of (a) total unfunded loan commitments of us and our subsidiaries plus (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2 to 1.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of September 30, 2018 (dollars in thousands):

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total

Long-term debt obligations (1)(2)	$-	$-	$-	$24,900	$-	$-	$24,900
Operating lease obligations	43	171	145	-	-	-	359
Total	$43	$171	$145	$24,900	$-	$-	$25,259

(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus a spread of 2.25%.

At September 30, 2018, we had $268.1 million of unfunded loan commitments related to our investment portfolio and $1.2 million related to the SL1 Venture. These commitments are primarily funded over the 18-24 months following the investment closing date as construction is completed. At September 30, 2018, we had $2.9 million of unfunded loan commitments related to our other assets.

As of September 30, 2018, we had unrestricted cash of approximately $42.6 million.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended September 30, 2018, we declared a cash dividend to our stockholders of $0.35 per share, payable on October  15, 2018 to stockholders of record on October 1, 2018. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2018	December 31, 2017
Up 25 basis points	$(2.0)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	1.2

Up 50 basis points	(3.9)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.1	2.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2018	December 31, 2017
Up 25 basis points	$(6.9)	$(2.8)
Down 25 basis points	7.6	3.1

Up 50 basis points	(13.3)	(5.3)
Down 50 basis points	16.0	6.4

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended September 30, 2018:	Purchased	Per Share	Programs	(dollars in thousands)
July 1-July 31	-	$-	-	$6,848
August 1-August 31	-	-	-	6,848
September 1-September 30	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On September 23, 2018, an officer of the Manager returned 456 shares of our common stock to us in connection with the vesting of 1,666 shares of restricted stock, in order to satisfy tax withholding obligations.

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

10.1*

Amendment No. 2 to the Credit Agreement dated as of July 25, 2017 by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto.

10.2

Term Loan Agreement, dated as of August 17, 2018, by and between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

10.3

Term Loan Agreement, dated as of August 17, 2018, by and between Franklin Owner, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

10.4

Term Loan Agreement, dated as of August 17, 2018, by and between Storage Builders II, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.3 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

10.5

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (incorporated by reference to Exhibit 10.4 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

10.6

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (incorporated by reference to Exhibit 10.5 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

10.7

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (incorporated by reference to Exhibit 10.6 to Jernigan Capital, Inc.’s Current Report on Form 8-K filed on August 22, 2018).

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

JERNIGAN CAPITAL, INC.

Date: November 2, 2018	By:	/s/ John A. Good
John A. Good
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial and Accounting Officer)