Form 10-K
period 2018-12-31
Jernigan Capital, Inc.
filed 2019-03-01
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001‑36892

JERNIGAN CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	47‑1978772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6410 Poplar Avenue, Suite 650
Memphis, Tennessee	38119
(Address of principal executive offices)	(Zip Code)

(901) 567‑9510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐       No ☒

As of June 30, 2018 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $350,595,320, based on the closing sales price per share of $19.06 as reported on the New York Stock Exchange.

On February 28, 2019, the registrant had a total of 20,433,428 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders scheduled to be held on or about May 1, 2019 are incorporated by reference into Part III of this annual report on Form 10‑K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2018.

FORWARD LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to complete construction and obtain certificates of occupancy for self-storage development projects in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at historical rates;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

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

The following description of the business of Jernigan Capital, Inc. should be read in conjunction with the information included elsewhere in this annual report on Form 10‑K for the year ended December 31, 2018 (“report”). Unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “Manager” refers to JCAP Advisors, LLC, a Florida limited liability company.

PART I

ITEM 1. BUSINESS

General

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within large United States metropolitan statistical areas (“MSAs”). Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include mortgage loans typically coupled with equity interests as well as outright ownership of self-storage facilities.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a right of first refusal (“ROFR”) to acquire the self-storage facility upon sale.

Additionally, in March 2018 we closed a bridge financing investment consisting of five separate loans with an aggregate commitment amount of $83.3 million secured by first mortgages with equity participations and ROFRs on five self-storage properties in the Miami, Florida MSA that are in lease-up. We refer to this investment herein as a “Bridge Investment.” We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities.

In addition to the foregoing, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. During the year ended December 31, 2018, we acquired the 50.1% equity interests of our developer partners in the limited liability companies (“LLCs”) that own our Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development properties.  During the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in the LLCs that own our Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. We now own 100% of the membership interests in the LLCs that own these seven facilities and fully consolidate these facilities in the accompanying consolidated financial statements.

We account for our development property investments and bridge investments at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment and bridge investment each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We generally fund our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock and our 7.00% cumulative redeemable Series B preferred stock (“Series B Preferred Stock”) in follow-on offerings and pursuant to our common stock at-the-market offering program (“ATM Program”) and our Series B Preferred Stock at-the-market offering program (the “Preferred ATM Program”), (ii) funds from secured indebtedness, including borrowings under our $235 million revolving credit facility with KeyBanc Capital Markets, Inc., as lead arranger and the other lenders party thereto (the “Credit Facility”) and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. In the past we also have used proceeds from the sale of senior participations and the sale of our Series A Preferred Stock (the “Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P., pursuant to which we issued $125 million of Series A Preferred Stock.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2018.

We are externally managed and advised by JCAP Advisors, LLC. The Manager is led by our founder and Executive Chairman, Dean Jernigan, our Chief Executive Officer (“CEO”), John A. Good, and our President and Chief Investment Officer (“CIO”), Jonathan Perry. Mr. Jernigan is a 30‑year veteran of the self-storage industry, including a combined 16 years as the Chief Executive Officer of Storage USA and CubeSmart, both New York Stock Exchange (“NYSE”) listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of several billion dollars of capital in the self-storage industry. Mr. Good has over 30 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. Mr. Perry has over 20 years of experience in the self-storage sector having joined the Company in June 2018 from CubeSmart, where he most recently served as Senior Vice President and Chief Investment Officer. Mr. Perry has led several billion dollars of self-storage investments and transactions over his career and has established extensive relationships across the industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

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

Investment Strategy

We target investments in self-storage facilities primarily in the top 50 United States MSAs as delineated by the U.S. Office of Management and Budget. We believe attractive investment opportunities currently exist in these markets due to:

•	consistently strong long-term self-storage industry fundamentals;
•	increased movement (especially by millennials) into smaller dwelling units in larger urban areas, creating additional demand for self-storage units;
•

increased focus on development and construction of new Generation V self-storage facilities in urban submarkets by entrepreneurial developers who desire to refinance or sell such facilities prior to stabilization; and

•	reluctance of commercial banks and other capital providers to finance self-storage construction.

We seek to directly originate and structure our target investments utilizing the contacts and self-storage knowledge and experience of our Manager’s personnel, which enables us to: (1) originate broad and adaptable investments that meet the specific needs of our customers and meet our requirements for qualification as a REIT and exclusion from the definition of an investment company under the 1940 Act; (2) have direct access to project developers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight to our customers’ pro forma capital structures, construction budgets, projections and operational decisions; and (4) earn structuring and origination fees. We believe that our industry knowledge and direct, active engagement with project developers allow us to better monitor investment performance and reduce the risk of loss of principal on our investments.

From time to time, we purchase developers’ interests in the development properties in which we have co-invested. Generally, our development property investment documents require that self-storage facilities we finance be operated for two years following opening before the developers can market and sell such facilities to third parties; however, during that two-year timeframe,  our developer partners may seek to sell their interests to us. At such time, we are free to accept, reject and/or negotiate any such offer. We have not typically initiated these transactions; rather, such a buy-out transaction is usually initiated by the developer. To date, developers of seven projects have sold their interests to us in such privately negotiated transactions.

In addition, we possess a ROFR to purchase the underlying self-storage facility in the majority of our development property investments and all of our bridge investments. Our ROFR is typically triggered when the owner of a self-storage facility obtains from an unrelated third party a firm offer for the purchase of the facility that such owner desires to accept. After receipt of notice of such offer, we typically have 10 to 15 business days to exercise our right to purchase the project at the price and on the terms set forth in the bona fide third party offer. Following our exercise of our ROFR, we typically have a 20 to 30 business day inspection period, and we may cancel our exercise of our ROFR prior to the end of such inspection period. After expiration of the inspection period, we will close the purchase of the self-storage facility. Our out-of-pocket funds to close the purchase of a facility acquired by our exercise of our ROFR will typically be the contract purchase price less mortgage debt and less any Profits Interest we have with respect to the facility. In a situation where we continue to hold the debt on the facility, our out-of-pocket funds to close would typically be approximately equal to the owner’s equity and share of profit on the sale of the facility. We expect to exercise ROFRs to purchase self-storage facilities we have financed, subject to our ability to obtain financing.

The majority of investments we originate are in principal amounts ranging from $5 million to $15 million.

Target Investments

We focus primarily on originating the following types of investments:

•

Development Property Investments: These investments are intended to finance ground-up construction of self-storage facilities or major self-storage conversion or redevelopment opportunities generally in the top 50 MSAs. These investments are typically funded over a 12 to 30 month period as the developer completes the project. After an initial advance at closing, typically between a nominal amount and 5% to 10% of our committed investment, funding of construction draws typically commences 90 to 120 days following the loan closing, subject to the timing of building permits, which sometimes take up to 180 days or more following closing. Our development investments typically have been structured as first mortgage loans on the development projects, generally with terms of 72 months, interest-only at a fixed interest rate of 6.9% per annum, and provide us with 49.9% Profits Interests in the property-owning entities, entitling us to 49.9% of residual cash flows (including sale and refinancing proceeds after debt repayment). We generally provide between 90% and 97% of the cost to develop and construct new development projects, with cost being inclusive of land acquisition, design and other soft costs, hard costs, a developer’s fee and operating and interest reserves designed to fund the project until it is earning enough cash flow to cover all costs, including interest on our investment. As of December 31, 2018, one of our development property investments totaling $9.3 million of aggregate committed amount was structured as a preferred equity investment which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project. We may make additional preferred equity investments such as this in the future.

•

Wholly-Owned Property Investments: In connection with our development property investments and bridge investments, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties. Our development property investment documents generally require that the developer operate the facility for two years after it opens for business prior to marketing and selling the property to a third-party; however, during that two-year timeframe, our developer partner may seek to sell its interest in a project to us. In 2017, we acquired the interests of our developer partner in our Orlando 1 and Orlando 2 development property investments, after our developer partner offered to sell us his remaining membership interests in the LLCs that owned the projects. In 2018, we acquired the 50.1% equity interests of our developer partners in our Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development property investments, after our developer partners offered to sell us their remaining membership interests in the LLCs that owned those projects. Our wholly-owned properties are, and we expect that for the foreseeable future they will be, managed by third-party professional managers. See “—Operations Strategy—Property Management and Operations.”
•

Bridge Investments: These investments are intended to recapitalize existing Generation V facilities that are in lease-up. Proceeds from our bridge investments are for the purpose of repaying existing construction loans, returning equity to capital partners and/or funding operating losses and interest payments during lease-up. Our existing bridge investments (i) are secured by a first mortgage on the financed asset(s); (ii) have terms of 5 to 7 years; (iii) bear interest at fixed rates, with the rate depending on any given bridge investment being determined based on the stage of lease-up of the financed self-storage facility; (iv) contain an equity participation; and (v) are coupled with a ROFR to acquire the financed self-storage facility. Our bridge investments are highly structured transactions designed to meet certain capital needs of the facility or its sponsor; accordingly, future bridge investments may take different forms and structures.

In addition to our primary focus, we occasionally and selectively will originate land loans and credit lines to facilitate a development property investment. These loans are intended for borrowers who are typically seeking short-term capital to be used in an acquisition, refinancing, recapitalization or repositioning of a given facility, portfolio or partnership interest or pursuit of development sites. These loans typically have maturities of three years or less. We will provide land loans only if secured by a first mortgage on a self-storage site that has proper zoning and an acceptable environmental condition and only to borrowers who intend to refinance such land loans with development investments made by us. These loans have been, and we expect them to continue to be, an insignificant part of our business. These loans are accounted for at historical cost and are not subject to fair value adjustments.

The following table summarizes certain targeted characteristics of our development property investment and bridge investment portfolio:

		Loan-to-Cost ("LTC")/	Average			Right of
		Loan-to-Value ("LTV")	Term		Profits	First
	Description / Type	Range	(Years)	Funding Schedule	Interest	Refusal
Development	•Ground-up construction	Between 90% and 97% LTC	4-6	0-30% funded at origination;	Yes	Yes
Property	•Major redevelopment			balance funded on
Investments				9-24 month draw schedule

Bridge	•Refinance existing debt	Typically at 70-100%	5-7	90-95% funded at	Negotiated (1)	Yes
Investments	•Owner buyouts	LTV		origination; balance
	•Operating capital			funded over remaining lease-up period
(1)	Existence and/or amount and structure of equity participation depends on LTV and stage of lease-up, among other factors.

Investment Activity

Overview of total investment activity

As of December 31,  2018, our self-storage investment portfolio consists of seven wholly-owned self-storage facilities, 46 on-balance sheet development property investments with a Profits Interest (20 of which are secured by facilities in lease-up and 26 of which are secured by facilities under construction), 11 development property investments with a profits interest in our SL1 Venture (10 of which are secured by facilities in lease-up and one of which is secured by a facility where construction is substantially complete), and 5 bridge investments secured by facilities that are all in lease-up. We also have one construction loan secured by a facility under construction.

On-balance sheet investment activity

Our on-balance sheet self-storage investments at December 31, 2018 consisted of the following:

•

Development Property Investments - We had 46 investments totaling an aggregate committed principal amount of approximately $533.3 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities.

Included in development property investments as of December 31, 2018 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% annum (default rate of 12.9% annum), has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; however, it has yet to be repaid. Accordingly, this construction loan is in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan is $17.7 million. As the investment is a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2018. The fair value of the investment as of December 31, 2018 is $17.7 million. Subsequent to December 31, 2018, we commenced proceedings to foreclose on the underlying collateral.

As of December 31, 2018, the aggregate committed principal amount of our development property investments was approximately $551.0 million and outstanding principal was $332.0 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(8)	$7,650	$7,648	$2	$9,057
7/31/2015	New Haven (2)(8)	6,930	6,827	103	8,350
8/14/2015	Raleigh (2)(8)	8,792	8,498	294	8,002
10/27/2015	Austin (2)(8)	8,658	7,817	841	7,763
9/20/2016	Charlotte 2 (2)(8)	12,888	11,445	1,443	12,793
11/17/2016	Jacksonville 2 (2)(8)	7,530	7,157	373	9,122
1/18/2017	Atlanta 3 (3)	14,115	8,711	5,404	9,337
1/31/2017	Atlanta 4 (2)	13,678	12,957	721	16,031
2/24/2017	Orlando 3 (2)	8,056	7,229	827	8,592
2/24/2017	New Orleans (2)	12,549	10,587	1,962	12,221
2/27/2017	Atlanta 5 (3)	17,492	14,095	3,397	15,371
3/1/2017	Fort Lauderdale (2)	9,952	7,604	2,348	10,475
3/1/2017	Houston (3)(7)	14,825	10,936	3,889	13,285
4/14/2017	Louisville 1 (2)(8)	8,523	6,979	1,544	8,540
4/20/2017	Denver 1 (3)	9,806	6,884	2,922	7,706
4/20/2017	Denver 2 (2)	11,164	10,235	929	12,403
5/2/2017	Atlanta 6 (2)	12,543	10,589	1,954	12,774
5/2/2017	Tampa 2 (3)	8,091	5,493	2,598	6,020
5/19/2017	Tampa 3 (2)	9,224	7,154	2,070	8,391
6/12/2017	Tampa 4 (2)	10,266	8,846	1,420	11,419
6/19/2017	Baltimore 1 (2)(4)	10,775	9,177	1,598	10,805
6/28/2017	Knoxville (2)(8)	9,115	7,717	1,398	8,652
6/29/2017	Boston 1 (2)(6)	-	-	-	2,614
6/30/2017	New York City 2 (2)(4)	26,482	24,760	1,722	28,102
7/27/2017	Jacksonville 3 (2)	8,096	6,836	1,260	8,251
8/30/2017	Orlando 4 (2)	9,037	6,769	2,268	8,264
9/14/2017	Los Angeles 1	28,750	8,692	20,058	8,418
9/14/2017	Miami 1	14,657	6,882	7,775	6,562
9/28/2017	Louisville 2 (2)(8)	9,940	8,691	1,249	10,652
10/12/2017	Miami 2 (4)	9,459	1,335	8,124	1,082
10/30/2017	New York City 3 (4)	14,701	4,835	9,866	4,383
11/16/2017	Miami 3 (4)	20,168	4,096	16,072	3,542
11/21/2017	Minneapolis 1	12,674	3,214	9,460	3,070
12/1/2017	Boston 2 (3)	8,771	3,978	4,793	4,246
12/15/2017	New York City 4	10,591	1,777	8,814	1,631
12/27/2017	Boston 3	10,174	2,563	7,611	2,402
12/28/2017	New York City 5	16,073	6,523	9,550	6,400
2/8/2018	Minneapolis 2 (3)	10,543	7,802	2,741	8,773

3/30/2018	Philadelphia (3)(4)	14,338	7,870	6,468	8,093
4/6/2018	Minneapolis 3	12,883	2,333	10,550	2,206
5/1/2018	Miami 9 (4)	12,421	2,803	9,618	2,564
5/15/2018	Atlanta 7	9,418	861	8,557	775
5/23/2018	Kansas City	9,968	1,228	8,740	1,137
6/7/2018	Orlando 5	12,969	800	12,169	673
6/12/2018	Los Angeles 2 (5)	9,298	4,597	4,701	4,581
11/16/2018	Baltimore 2	9,247	390	8,857	301
		$533,280	$314,220	$219,060	$355,831

Construction loans:
12/23/2015	Miami	17,733	17,733	-	17,733
		$17,733	$17,733	$-	$17,733
Total development property investments		$551,013	$331,953	$219,060	$373,564

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest and fees accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2018. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of December 31, 2018. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(5)

This investment has a total project cost of $29.5 million of which a traditional bank is expected to provide 60-70% of the total cost through a  first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, we will provide 90% through a preferred equity investment, pursuant to which we will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

(6)	The Company’s loan was repaid in full through a refinancing initiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(7)

On December 31, 2018, we increased the total commitment amount of this loan in exchange for a fee that was immediately advanced on the loan. The fee will be recognized into income in the future as earned and will be received in cash upon the repayment of the loan.

(8)	As of December 31, 2018, this investment was pledged as collateral to our Credit Facility.

•

Wholly-Owned Property Investments – We have acquired 100% of the membership interests in the LLCs comprising our Orlando 1/Orlando 2, Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1 and New York City 1 development property investments with a profits interest, resulting in the ownership of seven self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2 11920 W Colonial Dr.	5/1/2016	8/9/2017	$15,828	$(1,177)	$14,651	93,965	34	86.1%
Atlanta 2 340 Franklin Gateway SE	5/24/2016	2/2/2018	11,669	(645)	11,024	66,187	33	79.9%
Atlanta 1 5110 McGinnis Ferry Rd	5/25/2016	2/2/2018	13,174	(659)	12,515	71,718	33	86.0%
Jacksonville 1 1939 East West Pkwy	8/12/2016	1/10/2018	11,638	(835)	10,803	59,848	31	88.8%
Pittsburgh 6400 Hamilton Ave	5/11/2017	2/20/2018	9,596	(274)	9,322	47,794	22	32.8%
Charlotte 1 9323 Wright Hill Rd	8/18/2016	8/31/2018	12,746	(267)	12,479	85,350	30	57.6%
New York City 1 1775 5th Ave	9/29/2017	12/21/2018	25,448	(40)	25,408	105,347	17	58.4%
Total Owned Properties			$100,099	$(3,897)	$96,202
(1)	The net rentable square feet (“NRSF”) includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of February 24, 2019.

•

Bridge Investments – We have five separate bridge investments with an aggregate commitment amount of $83.3 million secured by first mortgages on five properties in the Miami, Florida MSA. Three of these bridge investments amounting to an aggregate principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease-up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly in cash. We have a 49.9% Profits Interest in these three properties. Two of these bridge investments aggregating a principal amount of $36.2 million are secured by first priority mortgages on two recently-completed self-storage properties with an aggregate of over 163,000 net rentable square feet, which loans bear interest at an annual rate of 9.5%, with 6.5% payable monthly in cash and 3.0% PIK interest, accruing and payable upon maturity of the loan. We also have a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans mature five years from the date of closing, with the borrower having two extension options for one year each.

As of December 31, 2018, the aggregate committed principal amount of our bridge investments was approximately $83.3 million and our outstanding principal was $81.5 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Bridge investments:
3/2/2018	Miami 4 (2)(4)	$20,201	$20,201	$-	$22,823
3/2/2018	Miami 5 (2)(3)(4)	17,738	16,883	855	14,432
3/2/2018	Miami 6 (2)(4)	13,370	13,370	-	17,372
3/2/2018	Miami 7 (2)(3)(4)	18,462	17,581	881	15,971
3/2/2018	Miami 8 (2)(4)	13,553	13,472	81	13,785
Total bridge investments		$83,324	$81,507	$1,817	$84,383

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Certificate of occupancy had been received as of December 31, 2018. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(4)	As of December 31, 2018, this investment was pledged as collateral to our Credit Facility.

Real estate venture activity

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of Storage Lenders LLC to form SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments in Miami and Fort Lauderdale, Florida that were not yet under construction. These investments had an aggregate committed principal amount of approximately $41.9 million and aggregate drawn balances of $8.1 million (fair value of $7.7 million). In addition, as of December 31, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2018. During the year ended December 31, 2016, HVP III and the Company agreed to true up the balances in the respective members’ capital accounts to be in accordance with the 90% commitment and 10% commitment made by HVP III and the Company, respectively. Accordingly, during the year ended December 31, 2016, HVP III contributed cash of $7.3 million to the SL1 Venture, and the Company received a $7.3 million cash distribution as a return of its capital.

Under the JV Agreement, we received a priority distribution (after debt service and any reserve but before any other distributions) out of operating cash flow and residual distributions based upon 1% of the committed principal amount of loans made by the SL1 Venture, exclusive of the loans contributed to the SL1 Venture by us. Operating cash flow of the SL1 Venture (after debt service, reserves and the foregoing priority distributions) will be distributed in accordance with capital commitments. Residual cash flow from capital and other events (after debt service, reserves and priority distributions) will be distributed (i) pro rata in accordance with capital commitments (its “Percentage Interest”) until each member has received a return of all capital contributed; (ii) pro rata in accordance with each member’s Percentage Interest until Heitman has achieved a 14% internal rate of return; (iii) to Heitman in an amount equal to its Percentage Interest less 10% and to us in an amount equal to our Percentage Interest plus 10% until Heitman has achieved a 17% internal rate of return; (iv) to Heitman in an amount equal to its Percentage Interest less 20% and to us in an amount equal to our Percentage Interest plus 20% until Heitman has achieved a 20% internal rate of return; and (v) any excess to Heitman in an amount equal to its Percentage Interest less 30% and to us in an amount equal to our Percentage Interest plus 30%. However, we will not be entitled to any such promoted interest prior to the earlier to occur of the third anniversary of the JV Agreement and Heitman receiving distributions to the extent necessary to provide Heitman with a 1.48 multiple on its contributed capital.

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

As of December 31, 2018, SL1 Venture had 11 development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,250	$1,617	$14,338
5/14/2015	Miami 2 (2)(3)	14,849	13,961	888	14,562
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,352	878	16,409
4/15/2016	Washington DC (3)	17,269	17,005	264	19,200
4/29/2016	Atlanta 1 (3)(4)	10,223	9,915	308	11,352
7/19/2016	Jacksonville (3)(4)	8,127	7,422	705	11,406
7/21/2016	New Jersey (3)	7,828	5,749	2,079	6,717
8/15/2016	Atlanta 2 (3)(4)	8,772	8,293	479	9,004
8/25/2016	Denver (3)(4)	11,032	10,221	811	12,716
9/28/2016	Columbia (3)	9,199	8,868	331	9,972
12/22/2016	Raleigh (3)	8,877	8,432	445	9,450
	Total	$123,273	$114,468	$8,805	$135,126

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2018. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	On January 28, 2019, the SL1 Venture purchased its developer partner’s 50.1% equity interest in this investment. As a result, the SL1 Venture now wholly owns the self-storage property.

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest for an aggregate purchase price of $12.1 million. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties.

Operations Strategy

We believe our ability to capitalize on the self-storage industry reputation, relationships, market knowledge and expertise of our management team provides us with substantial benefits in sourcing, underwriting and evaluating attractive investments, executing such investments quickly and effectively, and managing our assets. Under our Management Agreement, our Manager is responsible for administering our business activities and day-to-day operations, including sourcing and originating investment opportunities, providing underwriting services, processing approvals for all loans, acquisitions and other investments in our portfolio and negotiating the terms of any purchase of an investment counterparty’s interest in a self-storage facility. The Manager has an Investment Committee, currently consisting of Messrs. Jernigan, Good and Perry, that reviews all loans and other investments to determine whether they meet our investment guidelines and are otherwise appropriate for our portfolio. The following is a description of the key elements of our Manager’s business operations:

Investment Origination

We utilize the self-storage industry knowledge and relationships of our management team to originate a substantial majority of our investments. Seven of the 16 employees of our Manager, including Messrs. Jernigan, Good and Perry, are actively engaged in the origination process. The Manager’s employees leverage contacts with self-storage facility owners, developers, national commercial real estate brokers, commercial mortgage loan brokers, financial institutions and other persons with an active presence in the self-storage industry in the United States seeking investment opportunities. Each employee of the Manager responsible for originating investments has the self-storage industry knowledge, real estate and finance expertise to determine what investment structure best meets the needs of our partner and the optimal structure of a financing solution. We believe the self-storage industry experience, knowledge and relationships of our management team uniquely position us to significantly grow our investment portfolio.

Underwriting

Each of our Manager’s employees who originate investment opportunities evaluates such opportunities in accordance with specific underwriting guidelines, policies and procedures in order to determine suitability for both our partner and our portfolio. Our Manager performs underwriting due diligence on all proposed transactions prior to investment approval and commitment.

In general, our underwriting guidelines require evaluation of the following factors, as appropriate:

•	the character and integrity of the developer/owner of the project;
•

the proposed ownership structure of the project, the financial strength, real estate and self-storage industry experience of the project principals, background check on principals, third party appraisal, insurance review, and environmental and engineering studies;

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

•

with respect to existing projects, the construction quality of the self-storage facility to determine future maintenance and capital expenditure requirements, stage of lease-up, quality of management, rental market conditions and prevailing market cap rates;

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

•	the review of title status and survey;
•	the requirements for any reserves, including those for immediate repairs or rehabilitation, replacement reserves, real estate taxes and facility casualty and liability insurance;
•	the availability of capital for refinancing by the borrower if a loan does not fully amortize; and
•	the internal rate of return.

Key factors considered in credit decisions include debt service coverage, LTV and LTC ratios, development yield, debt yield, cash equity remaining in the deal or level of cash out to the borrower, competitive set relative performance, and facility historical and projected operating performance. Key factors considered in decisions to acquire 100% of the interests in a self-storage facility include stage of lease-up, historical cash flows and current run rate cash flows relative to run rate interest income on our development property investment, leasing experience of the facility and the projected stabilized cap rate on our total investment cost. Consideration is also given to other factors such as developer concentration, facility concentration (both by type and location), identification of strategy for ultimate disposition by partner and expected changes in market conditions.

Investment Approval Process

Employees of our Manager complete the rigorous underwriting process described above prior to submitting proposals to our Manager’s Investment Committee for final approval. After a proposed investment is underwritten, a detailed written investment memorandum and financial summary is prepared. The memorandum includes a description of the prospective investment counterparty and project, demographic and competitive information about the project, a description of the site and the self-storage facility located or to be located on the site, the proposed use of investment proceeds, and an analysis of favorable investment factors and key risk factors. In addition, the presentation provides net operating income projections, development and investment yields, competitive data and coverage ratios. Where the investment involves an operating property (for example, bridge investments or outright purchases), the memorandum contains information regarding physical condition and operations. Each transaction is presented for approval to our Manager’s Investment Committee, which consists of Messrs. Jernigan, Good and Perry. All transactions require the approval of all members of our Manager’s Investment Committee. In addition, the approval of our Board of Directors is required if more than 20% of our equity, determined as of the date of such investment, will be invested in any single project.

Following the approval and closing of any transaction, our Manager’s  investment management group provide customary monitoring and servicing to assure that contract terms have been satisfied.

Investment Processing and Servicing

We service all of our development property investments, bridge investments and other loans with an internal staff employed by our Manager. Our internal staff is assisted in servicing development property investments, including processing construction draw requests, by a nationally known construction consultant. The responsibilities of our investment management team include:

•	assisting in investment due diligence, documentation and closing;
•	analyzing and processing draw requests;
•	ensuring that development projects remain free from impermissible liens and encumbrances;
•	collecting and analyzing project and developer financial information;
•	determining compliance with ongoing covenants;
•	collecting interest, fees and principal amounts owed on loans; and
•	assisting our accounting and finance team in determining the fair value of our investments and ensuring proper accounting.

Our investment management team utilizes the services of nationally-known independent consultants to inspect projects that are in the construction process and provide guidance with respect to the processing of construction draws.

Property Management and Operations

Our developer partners manage the ownership entity for each project they develop; however, we require each self-storage facility that is the subject of a development property investment or bridge investment to be operationally managed by a professional self-storage manager, which we define as a manager who (i) has a presence on the first page of Google in the facility’s market, (ii) runs a professional and adequately staffed call center, and (iii) maintains a state-of-the-art revenue management function staffed by experienced professionals utilizing the most current technology. We also utilize professional self-storage managers for all wholly-owned self-storage facilities. We believe the benefits of professional third-party management include:

•	national branding of the facilities providing enhanced marketing and top tier internet presence;
•	significant economies of scale that reduce operating and G&A expense;
•	sophisticated revenue management that optimizes profitability;
•	access to state-of-the-art accounting and information systems that enhance reporting; and
•	continuous exposure to latest management trends and thought leadership in the self-storage sector that benefits the relationships with customers.

As of December 31, 2018, our developer partners in 54 out of our 57 development property investments (including those made by our SL1 Venture) and bridge investments have selected CubeSmart as the third-party manager, one has selected Life Storage and two have selected ExtraSpace Storage. All seven of our wholly-owned facilities are managed by CubeSmart.

Once a self-storage facility opens for business, we monitor operational data. We are granted full access to the third-party manager’s property accounting system with respect to the self-storage facilities such manager manages for us. Our internal investment management team, consisting of our President and CIO, Senior Vice President of Investment Management, one of our Directors of Operations and our Manager of Portfolio Investments, regularly reviews operating and financial information for our facilities, including property operating budgets, summary rental experience reports, facility leasing dashboards, monthly profit and loss reports and other relevant information. In addition, we have a consulting relationship with the former chief operating officer of a large self-storage REIT pursuant to which he from time to time assists our team in reviewing property operations and makes suggestions for improvements. We share pertinent information with our developers to assist them with solid management practices. We believe that active oversight of property operations is essential to protecting our invested capital, collaborating with our developer partners to optimize profitability, holding our third-party managers accountable for performance and ensuring timely management decisions that maximize the value of our investments.

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

•	over time our average leverage will be in the range of 25% to 35% of our total assets, but we may borrow up to 100% of the principal value of certain development loans secured by first mortgages;
•	we will maintain a portfolio of geographically diverse assets; and
•	our Manager must seek the approval of a majority of our independent directors before engaging in any transaction that falls outside of our investment guidelines.

These investment guidelines may be changed or waived by our Board of Directors (which must include a majority of our independent directors) without the approval of our stockholders.

Management Agreement

As of December 31, 2018, we did not have any employees. We rely on the personnel, properties and resources of our Manager to conduct our operations. We and our Manager are parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, our Manager is responsible for (a) our day-to-day operations (including finance, accounting and investor relations),  (b) determining investment criteria and strategy in conjunction with our Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring our portfolio investments, (d) sourcing, analyzing, procuring and managing our capital and (e) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with our investment guidelines, investment strategy, and financing strategy.

The initial term of the Management Agreement will expire on March 31, 2020, with up to a maximum of three one-year extensions that end on March 31, 2023. Our independent directors will review the Manager’s performance annually. At the end of the initial term and any extension term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of our independent directors if such independent directors determine: (a) the Manager has performed its duties in an unsatisfactory manner that is materially detrimental to the Company; or (b) the compensation payable to the Manager is not fair, subject to the Manager’s right to prevent termination based on unfair compensation by accepting a reduction of compensation agreed to by at least two-thirds of the independent directors. We are required to provide our Manager with a minimum 180 days’ prior notice of such a termination. Upon such a termination, we will pay the Manager a Termination Fee except as provided below in the subsection entitled “Termination of Management Agreement”.

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

Management Fees

Pursuant to the Management Agreement, we pay the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of our equity securities since our IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) our retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that we pay to repurchase our common stock since our IPO. If our retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to our operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between our Manager and our independent directors and approval by a majority of our independent directors. As a result, our stockholders’ equity for purposes of calculating the base management fee could be greater or less than the amount of stockholders’ equity shown on our financial statements. The base management fee is payable independent of the performance of our portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to our Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $6.7 million, $3.5 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Incentive Fee

The Manager may also earn an incentive fee each fiscal quarter (or part thereof that the Management Agreement is in effect) payable in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

Incentive Fee = .20 times (A minus (B times .08)) minus C

In the foregoing formula:

•	A equals our Core Earnings (as defined below) for the previous 12‑month period;
•

B equals (i) the weighted average of the issue price per share of our common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12‑month period and (ii) shares of common stock issuable upon conversion of outstanding OC Units); and

•	C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12‑month period.

Notwithstanding application of the incentive fee formula, any incentive fee earned shall not be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of our common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of our common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of our common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that we have not yet acquired). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent directors and after approval by a majority of the independent directors. In addition, with respect to any self-storage facility acquired by us with respect to which we had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser mutually agreed to by us and the Manager who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any one of our loans secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of our unrealized gain on account of our acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

The Manager computes the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to our Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The incentive fee earned for the year ended December 31, 2018 was $0.7 million, is primarily due to the purchases of developer interests in six self-storage projects during the year, and is presented in the Fees to Manager line item in our Consolidated Statements of Operations. No incentive fee was earned for any quarter in the years ended December 31, 2017 and 2016.

At December 31, 2018 and 2017, we had outstanding fees due to Manager of $3.3 million and $1.5 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement provides that the Company will reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for our investments, and we agree to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager are reimbursable to the Manager by us only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by us are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the accompanying Consolidated Statements of Operations and totaled $3.8 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Termination of Management Agreement

In the event that the Company terminates the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. If the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the 1940 Act, then we shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24‑month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) a price, based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA”, annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on our achieved total annual return, and (b) our equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on our achieved total return (the “Internalization Price”).

The EBITDA and Capitalization Percentage are as follows based on our total annual return:

Total Annual Return	EBITDA Multiple	Capitalization %
<8%	5x	5%
8% to 12%	5.5x	5.5%
>12%	6x	6%

Any Termination Fee will be payable by the Operating Company in cash.

We also may terminate the Management Agreement at any time, including during the initial term, without the payment of any Termination Fee, with 30 days’ prior written notice from the Board of Directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of our independent directors determines is materially detrimental to us; (iv) the Manager committing fraud against us, misappropriating or embezzling our funds, or acting grossly negligent in the performance of its duties under the Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for us and to manage and develop our investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or

(viii) both the current Executive Chairman and the current CEO are no longer senior executive officers of the Manager or us during the term of the Management Agreement other than by reason of death or disability.

Internalization of Manager

No later than 180 days prior to the end of the initial term of the Management Agreement, the Manager will offer to contribute to our Operating Company at the end of the initial term all of the assets or equity interests in the Manager (an “Internalization Transaction”). Such offer shall specify an internalization price and such terms and conditions as the Manager shall determine.

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

Under the Management Agreement, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by the Operating Company in exchange for the Internalization Price (as described herein). At such time, all employees of the Manager shall become employees of the Operating Company and the Manager shall discontinue all business activities. Unlike an Internalization Transaction that occurs prior to the end of the final renewal term of the Management Agreement, an Internalization Transaction that occurs at the end of the final renewal term shall not require a fairness opinion, the approval of a special committee of our Board of Directors or the approval of our stockholders.

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

Competition

Our net income depends, in part, on our ability to make investments and acquire facilities that produce returns at favorable spreads over our cost of capital. In originating or acquiring our target investments, we may compete to a limited degree with other self-storage REITs, primarily including five publicly-traded self-storage REITs (Public Storage, Extra-Space Storage, CubeSmart, Life Storage, Inc. and National Storage Affiliates) as well as several private national self-storage owner-operators, and, with respect to financing transactions, to a greater degree with other commercial mortgage REITs, specialty finance companies, such as business development companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

In the face of this competition, we have access to our Manager’s professionals and their self-storage industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. This expertise enables us to compete more effectively for attractive investment opportunities. Moreover, we believe many traditional institutional investors do not possess the self-storage industry knowledge or experience to appropriately assess the riskiness of investments in self-storage facilities, and, accordingly, such investors may not compete effectively on pricing and terms for self-storage investments our Manager originates. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors— We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities”.

Employees

We have no employees and are managed by our Manager pursuant to our Management Agreement. Our Manager currently has 16 employees who provide services to the Company. Our executive officers, comprised of our Executive Chairman, CEO, President and CIO, and Senior Vice President, CFO, Corporate Secretary and Treasurer, are owners and/or employees of our Manager.

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

Available Information

We maintain a website at www.jernigancapital.com and make available, free of charge, on our website (a) our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q and Current Reports on Form 8‑K (including any amendments thereto), proxy statements and other information (or, Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors. Our documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics, free of charge, to stockholders who request it. Requests should be directed to Investor Relations - Jernigan Capital, Inc., 6410 Poplar Avenue, Suite 650, Memphis, TN 38119.

ITEM 1A. RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, results of operations and ability to pay dividends to our stockholders and could cause the value of our common stock to decline.

Readers should carefully consider each of the following risks and all of the other information set forth in this annual report on Form 10‑K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also have a material effect on our business, financial condition, results of operations, the market price of our capital stock and our ability to pay dividends to our stockholders.

RISKS RELATED TO OUR BUSINESS AND INVESTMENTS

Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability to, among other things, meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we are not able to retain significant earnings to fund future capital needs, including our investments in self-storage facilities, and must rely largely on third-party sources to fund our capital needs. In addition, we have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders and do not expect to do so in the near term. As a result, we are dependent on our Credit Facility, our ability to issue shares of common stock and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends, in part, on:

•	general market conditions;
•	the market’s perception of our financial strength and growth potential;
•	our debt levels;
•	our earnings and expected earnings;
•	our cash flows and cash distributions;
•	the market price per share of our common stock;
•	our ability to make profitable investments;
•	other expenses that reduce cash flow;
•	defaults in our asset portfolio or decreases in the value of our portfolio; and
•	the fact that anticipated operating expense levels may not prove accurate.

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

While we intend to diversify our portfolio of investments within the self-storage market, we are not required to observe specific diversification criteria. Our investment portfolio consists primarily of investments in self-storage facilities, which subject us to risks inherent in investments within a single industry and property-type. An over-supply of or decrease in the demand for self-storage units would likely have a greater adverse effect on our revenues than if we owned a more diversified investment portfolio. Over-supply can occur when developers over-build the self-storage needs of a particular market or sub-market. Demand for self-storage units has been and could be adversely affected by weakness in the national, regional and local economies and changes in supply of or demand for similar or competing self-storage facilities in an area. To the extent that any of these conditions occur, they are likely to have a negative impact on the value of our investments, which could cause a decrease in our revenue and/or the fair value of our investments accounted for at fair value. Any such decrease could adversely affect our stock price and/or impair our ability to make distributions to our stockholders. We do not expect to invest in other real estate or businesses to hedge against the risk that industry trends might decrease the profitability of our self-storage-related investments.

Substantially all of our portfolio investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Currently a substantial majority of our portfolio investments are financial instruments and profits interests that are recorded at fair value and are not publicly traded. Personnel employed by our Manager will perform valuations of our investments in consultation with professionals who provide advice as to methodology and data validity. However,  no personnel employed by our Manager are valuation experts. The fair value of securities and other investments that are not publicly traded may be difficult to determine and may involve substantial judgment on the part of our Manager. We will value these investments quarterly at fair value, which likely will include use of and reliance on inputs that do not involve market quotations or other objective, transparent or observable characteristics. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors that might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, self-storage project earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), project stabilization dates, prevailing cap rates for self-storage properties, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the fair value of our investments significantly decreases from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

A significant portion of our portfolio is concentrated in the Miami, Atlanta and New York City markets. Adverse economic or regulatory developments in these markets could materially and adversely affect us.

As of December 31, 2018, 21%, 12%, and 9% of the carrying value of our investment portfolio was concentrated in the Miami, Atlanta and New York City MSAs, respectively. In addition, we own two properties in the Atlanta MSA and one in the New York City MSA, and we may acquire additional properties in these markets in the future. As a result of this geographic concentration, our results of operations and the value of our investment portfolio may be disproportionally affected by changes in the condition of the economy in these markets, which exposes us to greater economic risks than if we were invested in a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and developers of self-storage properties, which could have an adverse effect on our cash flows and the fair value of our investments. Our operations may also be adversely affected if competing properties are built in these markets. We are also susceptible to developments or conditions in these states and/or adverse weather conditions and natural disasters (such as hurricanes, windstorms, tornados, floods and earthquakes). Any such developments or conditions in these markets, or any decrease in demand for self-storage properties resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow and cash available for distribution to our stockholders.

Interest rate fluctuations could increase our financing costs and reduce our ability to generate income on our investments, which could lead to a significant decrease in our earnings, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the interest rates and other yield on our loan investments and the financing cost of our debt, as well as our exposure to interest rate swaps that we may utilize for hedging purposes either with respect to our assets or our indebtedness. Our loan investments generally provide for a fixed rate of interest to us, while our credit facility is at a floating interest rate (except to the extent we enter into a hedge). Changes in interest rates could shrink our profit margins on our investments as well as reduce the fair value of our investments. Changes in the level of interest rates also may affect our ability to originate and close debt investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

As of December 31, 2018, we had $24.9 million of floating-rate indebtedness, none of which was outstanding under the Credit Facility. Further, all future borrowings under the Credit Facility are subject to floating rates. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

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

Our Credit Facility restricts our ability to engage in certain business activities, including our ability to incur additional indebtedness and make certain investments.

Our Credit Facility contains customary negative covenants and other financial and operating covenants that, among other things:

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

Our Credit Facility is secured by substantially all of our mortgage loans and owned self-storage properties.

Further, our Credit Facility is secured by substantially all of our mortgage loans and owned self-storage properties. In addition, certain of our owned properties are collateral under our term loans. If we are unable to repay or refinance the Credit Facility upon maturity or otherwise have an event of default under the Credit Facility, then the assets securing the Credit Facility could be foreclosed upon, or we might be forced to dispose of some of our assets on disadvantageous terms, with a consequent loss of income and asset value. Furthermore, an event of default under the Credit Facility is considered an event of default under our term loans, which would give the lender the right to foreclose on the properties securing them or force us to dispose of those assets on disadvantageous terms. A foreclosure or disadvantageous disposal on one or more of our assets could adversely affect our financial condition, results of operations, cash flow and ability to pay distributions on, and the market price of, our common stock.

We may be unable to make distributions at historical levels, which could result in a decrease in the market price of our common stock.

We intend to continue to pay regular quarterly distributions to our stockholders. All distributions will be made at the discretion of our Board of Directors and will be based upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, covenants in our Credit Facility, contractual prohibitions or other limitations and applicable law and such other matters as our Board of Directors may deem relevant from time to time. In addition, we are required to pay to the holders of our Series A Preferred Stock, a quarterly dividend in cash and in additional shares of Series A Preferred Stock or shares of our common stock, at the election of the holders of the Series A Preferred Stock. We are also required to pay quarterly cash distributions to the holders of our Series B Preferred Stock. The quarterly dividends payable to the holders of our Series A Preferred Stock and the Series B Preferred Stock rank senior to the rights of our common stock with respect to distributions. To date, we have not generated sufficient cash from operations to cover our distributions to stockholders. As a result, we may have to fund distributions from working capital, borrow on our Credit Facility, incur other debt or issue additional shares of common stock to provide funds for such distributions, or reduce the amount of such distributions. To the extent we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been. If cash available for distribution generated by our assets is less than our current estimate, or if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock.

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

A number of entities compete with us to make the types of investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

We face significant competition for customers and acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our acquired self-storage properties.  We compete with numerous developers, owners, and operators of self-storage properties, including other REITs and national private owners/operators of self-storage properties, as well as on-demand storage providers, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located and some of which may have greater capital resources than we have. In addition, due to the relatively low cost of individual self-storage properties compared to other property types, other developers, owners, and operators may have an enhanced capability to build additional properties that may compete with our properties.

If our competitors build new properties that compete with our properties or offer space at rental rates below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our shares, and ability to satisfy our debt service obligations could be materially adversely affected.  In addition, increased competition for customers may require us to make capital improvements to our properties that we would not have otherwise made.  Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our stockholders.

We also face significant competition for acquisitions and development opportunities.  Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire properties.  These competitors may also be willing to accept more risk than we desire to take, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices.  This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our properties are located and, as a result, adversely affect our operating results.

We face risks associated with property acquisitions.

In connection with our development property investments and bridge investments, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. In addition, from time-to-time, our developer partners offer to sell us their interests in projects we finance, providing us the opportunity to be the sole owner of such projects. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our developer partners.

Moreover, we may not be able to control the timing of acquisition opportunities and have acquired, and in the future will likely acquire, 100% control of properties that are in lease-up and have a substantial number of months until stabilization. In such events, our earnings from such properties could be substantially less than the interest income and fair value increases that we recognized when our investments in such properties were in the form of loans with Profits Interests.

Those acquisitions that we consummate could increase our size and may potentially alter our capital structure. Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that acquired properties may fail to perform as expected or we may not be able to acquire properties we wish to because we are unable to obtain financing on attractive terms, or at all. The failure to make such acquisitions or the failure of acquisitions to perform as expected could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

The acquisition of new properties that lack operating history with us will make it more difficult to predict our earnings.

We intend to continue to acquire additional self-storage properties. These acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs, or costs of improvements to bring an acquired property up to the standards established for our intended market position, the performance of the property may be below expectations.  Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure that the performance of properties acquired by us will increase or be maintained under our management.

We may issue OC Units in our Operating Company as consideration for property acquisitions on terms that could limit our liquidity or our flexibility or require us to maintain certain debt levels that otherwise would not be required to operate our business.

We may acquire certain properties by issuing OC Units in our Operating Company as consideration for one or more property owner’s contribution of property to our Operating Company. If we enter into such transactions, in order to induce the contributors of such properties to accept OC Units, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our Operating Company’s limited liability company agreement (the “Operating Company Agreement”) provides that any holder of OC Units may tender their OC Units for redemption for cash in an amount equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. In addition, we might agree that if distributions received by the contributor on such OC Units through the date of their redemption do not provide the contributor with a defined return, we will pay the contributor an additional amount necessary to achieve that return upon the redemption of such units. Such a provision could adversely affect our liquidity position and financial flexibility. Furthermore, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Company, we might agree not to sell or refinance a contributed property for a defined period of time or until the contributor’s OC Units are redeemed by us for cash or shares of our common stock. Subject to certain exceptions, such an agreement would prevent us from selling or refinancing those properties, even if market conditions made such a sale favorable to us, or, alternatively, would require us to indemnify the contributor for any taxable gain incurred as a result of such a sale. Additionally, in connection with acquiring properties in exchange for OC Units, we may offer the property owners who contribute such property the opportunity to guarantee debt in order to assist those property owners in deferring the recognition of taxable gain as a result of their contributions. These obligations may require us to maintain more or different indebtedness than we would otherwise require to operate our business.

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

The illiquidity of our portfolio investments may make it difficult for us to sell such investments if the need or desire arises. Loans to finance new construction are particularly illiquid due to their potential unsuitability for securitization, the lack of current income from the underlying property and the greater difficulty of recovery in the event of a borrower’s default. In addition, most of our investments will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. Further, investments in real estate are generally illiquid and cannot be sold quickly. In particular, the tax laws applicable to REITs also generally require that we hold real estate for investment. As a result, we expect most of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

We make debt investments in and own and in the future may own more commercial real estate directly as a result of a default of mortgage or other real estate-related loans or the acquisition of real estate assets from our development borrowers or otherwise. Real estate investments are subject to various risks, including:

•	acts of God, including hurricanes, earthquakes, floods, and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and market conditions;
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

Delays in the development, lease-up or stabilization of the self-storage properties in which we invest could have a material adverse effect on our results of operations and the fair value of our assets.

We depend on our developer partners to complete the development, lease-up and stabilization of the self-storage properties in which we invest. The ability of our developer partners to complete the development and lease-up process could be impacted by a number of factors outside of their or our control, including, but not limited to, delays in the applicable zoning and permitting processes, adverse weather conditions, labor shortages, delays in inspections and lower demand for self-storage units in the market in which a property is located. Any delays in the development, lease-up or stabilization of the self-storage properties in which we invest could adversely impact the ability of our developer partners to make interest payments to us as they come due, which could have a material adverse effect on our results of operations and the fair value of our assets.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

A substantial majority of our investments do not conform to conventional loan standards applied by traditional lenders. Virtually all of our investments are not rated, and, if they were rated, would be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the facilities underlying the loans, the borrowers’ credit history, the underlying facilities’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade rated assets. The failure of our borrowers to make timely payments to us could have a material adverse effect on our results of operations, and we may be forced to foreclose on self-storage properties securing our loans. For example, subsequent to December 31, 2018, we initiated foreclosure proceedings on the collateral underlying our $17.7 million Miami construction loan and can provide no assurances as to the recovery on the defaulted loan. Any loss we incur may be significant and may reduce distributions to our stockholders and adversely affect the market value of our common stock. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

Insurance on self-storage properties may not cover all losses.

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

We may acquire self-storage facilities subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. In addition, purchase and sale agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Unknown liabilities with respect to acquired properties may include, but are not limited to, liabilities for cleanup of undisclosed environmental contamination, liabilities for failure to comply with fire, health, life‑safety and similar regulations, claims by tenants, vendors or other persons against the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties. If a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it and may lose some or all of our invested capital in the property, as well as the loss of rental income from that property, which could materially and adversely affect us.

The revenues from our wholly-owned properties and development and bridge investments that are in lease-up are dependent on the ability of our third-party property managers to successfully manage those properties.

Each of our wholly-owned properties and development and bridge investments that are in lease-up is, and we expect for the foreseeable future will be, managed by a third-party property manager. We do not control these third-party property managers, and are accordingly subject to various risks associated with outsourcing the management of day-to-day activities. Our revenues from these properties are dependent on the ability of the third-party property manager to successfully manage the property. Such third-party property managers generally compete with other companies in the management of properties, including competing in, among other things, the quality of service provided, reputation, physical appearance of the property, and price and location. The inability of one of our third-party property managers to successfully compete with other companies in one or more of the foregoing areas could reduce the revenues from our properties, which could adversely impact our business, results of operations and financial condition. Additionally, because we do not control our third-party property managers, the occurrence of adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact our revenues from our wholly-owned properties. We may be unable to anticipate such adverse events or properly assess their magnitude.

The management of the properties underlying our development and bridge investments and the properties that we wholly own is currently concentrated in one third-party management company.

As of December 31, 2018, our developer partners in 54 out of our 57 development property investments (including those made by our SL1 Venture) and bridge investments are managed by CubeSmart as the third-party manager. In addition, all seven of our wholly-owned facilities are managed by CubeSmart. This significant concentration of operational risk in a third-party management company makes us more vulnerable economically than if our properties were managed by a more diversified group of self-storage management companies. Any adverse developments in CubeSmart’s business and affairs, financial strength or ability to operate our facilities efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our stockholders. We cannot provide assurance that CubeSmart will satisfy its obligations to us, the SL1 Venture and our respective developer partners or effectively and efficiently operate the properties underlying our investments or our owned properties.

Increased operating expenses, particularly real estate taxes, could reduce our cash flow and funds available for future distributions.

Our wholly-owned properties and any other properties we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. In particular, real estate taxes are subject to large increases that cannot be rapidly passed through to customers. If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our stockholders.

We may incur impairment charges.

We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management’s judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations will be adversely impacted.

Liabilities relating to environmental matters may impact the value of self-storage facilities that we may acquire.

While we preform customary environmental due diligence on all of our investments, and while we seek reasonable assurances from our developers about environmental issues, we may be subject to environmental liabilities arising from self-storage facilities that we own or acquire. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

In the course of our investing activities, we pay base management fees to our Manager and reimburse our Manager for all expenses it incurs except the salaries and bonuses of our Manager’s  CEO and CFO. The Manager may, at its option, elect not to seek reimbursement for certain expenses during a quarterly period, which determination shall not be deemed to construe a waiver of reimbursement for similar expenses in future periods. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments. Because we pay a base management fee and reimburse expenses regardless of how our portfolio performs, our Manager’s interests may be less aligned with our stockholders’ interests than if we were internally managed and our management team was compensated largely based on performance.

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

The Management Agreement may not be terminated by us during its initial five-year term except for cause. After the initial term, termination of the Management Agreement with our Manager without cause is difficult and costly. Our independent directors will review our Manager’s performance and the management fees annually and, following the initial term, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of our independent directors based upon: (a) our Manager’s unsatisfactory performance that is materially detrimental to us; or (b) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent termination based on unfair fees by accepting a reduction of management fees agreed to by at least two-thirds of our independent directors. We must provide our Manager with 180 days’ prior notice of any such termination. Additionally, upon such a termination, the Management Agreement provides that we will pay our Manager a termination fee equal to the greater of three times the sum of the average annual base management fee and incentive fee received by our Manager during the prior 24‑month period before such termination, calculated as of the end of the most recently completed fiscal quarter, or the internalization price that would be payable pursuant to the formula set forth in our Management Agreement. This provision increases the cost to us of terminating the Management Agreement and adversely affects our ability to terminate our Manager without cause. See “Item 1—Relationship with our Manager”.

The incentive fee payable to our Manager under the Management Agreement may cause our Manager to make riskier investment decisions to increase its incentive compensation and the price it would receive upon internalization of our Manager.

Our Manager is entitled to receive incentive compensation based upon our achievement of targeted levels of Core Earnings. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on Core Earnings may lead our Manager to place undue emphasis on the maximization of Core Earnings, including through the earlier purchase of interests in self-storage facilities in which we have invested, at the expense of other criteria, such as preservation of capital, in order to achieve higher incentive compensation. Moreover, to the extent such higher incentive compensation increases the EBITDA of our Manager, the internalization price described in our Management Agreement potentially increases by a multiple of such increased EBITDA. Investments with higher yield potential are generally riskier or more speculative, and a focus on these higher yielding investments could result in increased risk of loss of value of our investment portfolio. See “Item 1—Relationship with our Manager—Incentive Fees”.

When we internalize the advisory and management services provided by our Manager, we will become exposed to new costs and risks.

When we internalize the advisory and management services provided by our Manager, we will become exposed to new costs and risks. For example, while we would no longer bear the external costs of the management fee paid to our Manager when we become self-advised, we would be responsible for compensation and benefits of our officers and other employees that were previously paid by our Manager. As a direct employer, we would also be subject to those potential liabilities that are commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Accordingly, if we internalize the advisory and management services provided by our Manager, our financial condition and operating results may be adversely affected.

We may choose not to exercise our right under the Management Agreement to internalize our Manager. If we choose not to internalize or we are unable to complete an internalization transaction, our business and growth could be negatively affected and we may still be obligated to pay a termination fee upon termination of the Management Agreement.

Pursuant to the Management Agreement, our Manager is obligated to present to us an initial proposal to internalize our Manager no later than 180 days prior to the end of the initial term of the Management Agreement. If an internalization of our Manager has not occurred prior to

March 31, 2023, the last day of the last renewal term, then the Company is required to internalize the Manager to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by our Operating Company in exchange for the internalization price. Any proposal from our Manager will be the subject of definitive documentation and negotiation between us and our Manager to conclude an internalization transaction, which could adversely affect our business and growth. If we choose not to internalize our Manager and not to renew the Management Agreement or we terminate the Management Agreement at any time after the initial term other than for cause, we will be obligated to pay our Manager a termination fee equal to the greater of (A) three times the sum of the average annual base management fee and incentive fee earned by our Manager during the 24‑month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (B) the Internalization Price. If we internalize our Manager automatically following the expiration of the last renewal term, we will pay an internalization price equal to the termination fee. In addition, if we choose not to internalize and terminate our Management Agreement, we would be required to identify and retain new management, which would be costly, disrupt our business and have a material adverse effect on our business, results of operations, financial condition and ability to pay distributions to our stockholders.

Our Manager manages our portfolio in accordance with very broad investment guidelines and our Board of Directors does not approve each investment and financing decision made by our Manager, which may result in riskier investments.

While our Board of Directors periodically reviews our investment portfolio, they generally do not review our proposed investments. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our Manager. Our investment guidelines may be changed from time to time. Furthermore, our Manager may cause us to enter into investments utilizing complex strategies and transactions that may be difficult or impossible to unwind by the time they are reviewed by our directors. Our Manager has great latitude in determining the types of assets that are proper investments for us, which could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business operations and results. In addition, our Manager is not subject to any limits or proportions with respect to the mix of target investments that we originate or acquire other than as necessary to maintain our qualification as a REIT and our exclusion from registration under the 1940 Act. Decisions made and investments entered into by our Manager may not fully reflect our stockholders’ best interests.

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

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with our Manager and individuals, including our executives;
•	equity issuances by us, including issuances of our Series B Preferred Stock, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•

our payment of the redemption price for the Series A Preferred Stock, upon either a redemption at our option or, until July 27, 2019 in the event of certain change of control events affecting us, at the option of the holders of the Series A Preferred Stock;

•

our payment of the redemption price for the Series B Preferred Stock, upon either a redemption at our option on or after July 26, 2024 or, in the event of certain change of control events affecting us, at the option of the holders of the Series B Preferred Stock;

•	loss of a major funding source, including the inability to access our Credit Facility, sell senior participations, or A notes, in certain of our investments, or otherwise;
•	actual or anticipated accounting problems;
•	publication of negative research reports about us, the self-storage sector or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any indebtedness we incur in the future;
•	additions to or departures of our Manager’s key personnel;
•	speculation in the press or investment community;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•	limitations on our ability to pay dividends at historical rates, or at all;
•	failure to maintain our REIT qualification or exemption from the 1940 Act;
•	price and volume fluctuations in the overall stock market from time to time;
•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;
•

significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•

changes in the value of our portfolio due to increases in capitalization rates, deceleration of rental rates or other factors affecting real estate values, in general, and self-storage properties, in particular;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or REITs generally;
•	uncertainty surrounding the ongoing U.S. economic recovery and increases in interest rates; and
•	concerns regarding global economic conditions.

As noted above, market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets can affect the market value of our common stock. For instance, if interest rates rise, it is likely that the market price of our common stock will decrease as market rates on interest-bearing securities increase. Additionally, in the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flow and per-share trading price of our common stock.

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

We have issued and may continue to issue shares of our Series A Preferred Stock that ranks senior to our common stock in priority of dividend payment and upon liquidation, dissolution or winding up and has additional corporate governance rights, materially adversely affect our ability to pay dividends to holders of our common stock and the trading price of our common stock.

As of December 31, 2018, we had 125,000 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of $125.0 million. The holders of the Series A Preferred Stock are entitled to a quarterly distribution payable in cash and in either additional shares of Series A Preferred Stock or shares of our common stock, at the holders’ election, as well as a cash premium upon the occurrence of certain triggering events. The Series A Preferred Stock ranks senior to our common stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up. As a result, distributions on the Series A Preferred Stock may limit our ability to make distributions to holders of our common stock. Further, upon our liquidation, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to the greater of $1,000 per share, plus all accumulated but unpaid dividends thereon to, but not including, the date of any liquidation or the amount that would be paid on such date in the event of a redemption following a change of control. Holders of shares of our common stock bear the risk that our future issuances of equity securities, including additional shares of our Series A Preferred Stock and/or shares of our common stock as quarterly dividend payments to the holders of our Series A Preferred Stock, will dilute the ownership interest of existing holders of our common stock, and may negatively affect our results of operations and the trading price of our common stock.

In addition, so long as any shares of our Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. Further, if we are unable to pay the full amount of the Series A Preferred Stock quarterly dividends for six or more quarterly dividend periods, whether or not consecutive dividend periods, we are required to increase the size of our Board of Directors by two members, and the holders of our Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until we pay the full amount of accumulated and unpaid dividends. Moreover, if at any time that the Series A Preferred Stock remains outstanding, Dean Jernigan, our current Executive Chairman of the Board, voluntarily leaves the position of Executive Chairman of the Board, the holders of the Series A Preferred Stock will have the right to accept or reject the service of any person as CEO (or such person serving as the principal executive officer) of the Company. Such additional governance rights may grant the holders of our Series A Preferred Stock additional control rights, which may impact our ability to run our business, and may adversely affect the trading price of our common stock.

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

The redemption of our Series A Preferred Stock may require us to make substantial payments to the holders of our Series A Preferred Stock, which would limit our ability to pay distributions to holders of our common stock and Series B Preferred Stock and may materially and adversely affect our ability to fund our investment portfolio. In addition, the redemption of our Series A Preferred Stock may occur as a result of an event that does not constitute a change of control in the articles supplementary for the Series B Preferred Stock, and therefore may not trigger either our right to effect a special redemption at our option of the Series B Preferred Stock or the right of the holders of the Series B Preferred Stock to convert their shares into shares of our common stock. Even if the redemption of our Series A Preferred Stock constitutes a change of control in the articles supplementary for the Series B Preferred Stock, the payment of the redemption price to holders of the Series A Preferred Stock may limit our ability to effect a special redemption at our option of the Series B Preferred Stock or adversely affect the market value of the common stock.

The change of control conversion feature of our Series B Preferred Stock and the change of control redemption feature of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control as defined in the articles supplementary defining the terms of our Series B Preferred Stock, holders of our Series B Preferred Stock will have the right, subject to certain limitations, to convert some or all of their Series B Preferred Stock into our common stock (or equivalent value of alternative consideration). The Change of Control conversion features of our Series B Preferred Stock, as well as the mandatory redemption option conferred to holders of our Series A Preferred Stock upon certain events constituting a change of control under the Series A Preferred Stock, may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock and Series B Preferred Stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Future offerings of debt or equity securities, which would rank senior to our common stock, including our Series B Preferred Stock, may adversely affect the market price of our common stock.

If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We have issued $125.0 million of our Series A Preferred Stock, and we may be required to issue additional shares of Series A Preferred Stock or common stock as dividends to the holders of our Series A Preferred stock. In addition, as of the date of December 31, 2018 we had 1,571,734 shares of Series B Preferred Stock outstanding, and we may issue additional shares of Series B Preferred Stock pursuant to our at-the-market offering program for the Series B Preferred Stock. As of the date of this Annual Report on Form 10-K, we may issue up to an additional $43.4 million in additional shares of Series B Preferred Stock. Both our Series A Preferred Stock and our Series B Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock.

Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. For example, at their election, the holders of Series A Preferred Stock are entitled to receive a cumulative, quarterly dividend payable in additional shares of Series A Preferred Stock or in shares of our common stock.

The issuance of shares of our Series A Preferred Stock, shares of our common stock payable as dividends on our Series A Preferred Stock or shares of our Series B Preferred Stock could affect our ability to pay dividends on shares of our common stock in the future. Future issuances and sales of our Series A Preferred Stock or our Series B Preferred Stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Our Operating Company may issue OC Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Company and could have a dilutive effect on the amount of distributions made to us by our Operating Company and, therefore, the amount of distributions we can make to our stockholders.

As of the date of this Annual Report on Form 10-K, we owned 100% of the outstanding OC Units in our Operating Company. We may issue OC Units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Company and could affect the amount of distributions made to us by our Operating Company and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other Operating Company activities.

If we issue OC Units in our Operating Company as consideration for property contributions to our Operating Company, the value placed on such OC Units may not accurately reflect their fair market value, which may dilute your interest in the company.

In the future, we may issue OC Units in our Operating Company as consideration for property contributions to our Operating Company.  In the event we issue OC Units, the per unit value attributable to such OC Units will be determined based on negotiations with the property contributor and, therefore, may not accurately reflect the fair market value of such units if a public market for such units existed. If the value of such OC Units is greater than the value of the related property, your interest in our company may be diluted.

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

Our Board of Directors determines our major policies, including with regard to financing, growth, debt capitalization, REIT qualification and distributions. Our Board of Directors may amend or revise these and other policies without a vote of the stockholders. Under our charter and the MGCL, our stockholders generally have a right to vote only on the following matters:

•	the election or removal of directors;
•	the amendment of our charter, except that our Board of Directors may amend our charter without stockholder approval to:
o	change our name;
o	change the name or other designation or the par value of any class or series of stock and the aggregate par value of our stock;
o	increase or decrease the aggregate number of shares of stock that we have the authority to issue;
o	increase or decrease the number of our shares of any class or series of stock that we have the authority to issue; and
o	effect certain reverse stock splits.
•	our liquidation and dissolution; and
•	our being a party to a merger, consolidation, sale or other disposition of all or substantially all of our assets or statutory share exchange.

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

In order for us to qualify as a REIT, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To preserve our REIT qualification, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the outstanding shares of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

Conflicts of interest could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Company, which may impede business decisions that could benefit our stockholders.

Although outside holders of OC Units will not have voting rights or the power to direct our company’s affairs, there could be potential conflicts, conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Company or any partner thereof.

Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the managing member of our Operating Company, has fiduciary duties and obligations to our Operating Company and any future members of our Operating Company under Delaware law and the Operating Company Agreement in connection with the management of our Operating Company. Our fiduciary duties and obligations as the managing member of our Operating Company may come into conflict with the duties of our directors and officers to our company. These conflicts of interest could lead to decisions that are not in the best interests of our company and its stockholders.

Unless otherwise provided for in a limited liability company, Delaware law generally requires a managing member of a Delaware limited liability company to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. The Operating Company Agreement provides that, in the event of a conflict between the interests of the members of our Operating Company, on the one hand, and the separate interests of our stockholders, on the other hand, the we, in our capacity as the managing member of our Operating Company, shall act in the interests of our stockholders and is under no obligation to consider the separate interests of the limited partners of our Operating Company in deciding whether to cause our Operating Company to take or not to take any actions. The Operating Company Agreement further provides that any decisions or actions not taken by us, as managing member, in accordance with the Operating Company Agreement will not violate any duties, including the duty of loyalty, which the general partner, in its capacity as the general partner of our Operating Company, owes to our Operating Company and its partners.

Additionally, the Operating Company Agreement provides that we will not be liable to our Operating Company or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our Operating Company or any member unless the we acted in bad faith and the act or omission was material to the matter giving rise to the loss, liability or benefit not derived. Our Operating Company must indemnify us, our directors and officers, officers of our Operating Company and others designated by us from and against any and all claims that relate to the operations of our Operating Company, unless (1) an act or omission of the indemnified person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the indemnified person actually received an improper personal benefit in money, property or services or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our Operating Company must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person's good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Company will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person's right to indemnification under the partnership agreement) or if the person is found to be liable to our Operating Company on any portion of any claim in the action. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the Operating Company Agreement that modify and reduce our fiduciary duties or obligations as the managing member or reduce or eliminate our liability for money damages to our Operating Company and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the Operating Company Agreement that purport to modify or reduce the fiduciary duties that would be in effect were it not for the Operating Company Agreement.

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

In order for a loan to be treated as a qualifying real estate asset producing qualifying income for purposes of the REIT asset and income tests, generally the loan must be secured by real property. We may originate or acquire mezzanine loans that are not directly secured by real property but instead secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003‑65, the IRS provided a safe harbor pursuant to which a mezzanine loan that is not secured by real estate would, if it meets each of the requirements contained in the Revenue Procedure, be treated by the IRS as a qualifying real estate asset. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law and in many cases it may not be possible for us to meet all the requirements of the safe harbor. We cannot provide assurance that any mezzanine loan in which we invest would be treated as a qualifying asset producing qualifying income for REIT qualification purposes. If any such loan fails either the REIT income or asset tests, we may be disqualified as a REIT.

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

Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

The legislation commonly known as the Tax Cuts and Jobs Act (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders.  The impact of the act on us and our shareholders is uncertain, and may not become evident for some period of time. For example, the act contained provisions that may reduce the relative competitive advantage of operating as a REIT, including the lowering of income tax rates on individuals and corporations, which eases the burden of double taxation on corporate dividends and potentially causes the single level of taxation on REIT distributions to become relatively less attractive. The act also contains provisions allowing the expensing of capital expenditures, which could result in the bunching of taxable income and required distributions for REITs, and provisions extending the depreciable lives of certain real estate assets and further limiting the deductibility of interest expense, which could negatively impact the real estate market. In addition, although the Tax Act was recently passed, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent the Tax Act and any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of the Tax Act and potential future changes to the federal tax laws on an investment in our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this Annual Report, we own 100% of the membership interests in the LLCs that own the fee simple interests in the seven self-storage facilities listed in the table below. We acquired from our developer partners in those LLCs all of their membership interests in privately negotiated transactions. In the future, we may acquire 100% ownership of self-storage facilities in that same manner or through the exercise of ROFRs.

				Occupancy
		Number of	Total Rentable	as of
MSA	Date Acquired (1)	Units	Square Feet	December 31, 2018
Orlando 1/2	8/9/2017	653	93,965	85.2%
Jacksonville 1	1/10/2018	521	59,848	87.4%
Atlanta 1	2/2/2018	769	71,718	84.1%
Atlanta 2	2/2/2018	727	66,187	79.2%
Pittsburgh	2/20/2018	582	47,794	32.5%
Charlotte 1	8/31/2018	799	85,350	56.7%
New York City 1	12/21/2018	1,194	105,347	56.2%
Total/Average		5,245	530,209	69.5%	(2)
(1)	Refers to the date we acquired our developer partners’ 50.1% interests in the applicable property owning LLC.
(2)	Represents weighted average occupancy based on total rentable square feet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE under the symbol “JCAP” on March 27, 2015. On February 28, 2019, the closing sales price for our common stock on the NYSE was $21.45 per share, and there were eleven registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company and which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

Dividends on common stock

Since our IPO, we have paid a regular quarterly dividend of $0.35 per share of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. For the year ended December 31, 2018, the characterization of dividends in respect of our common stock was 100% return of capital. During the year ended December 31, 2017 the characterization of dividends in respect of our common stock was approximately 8.81% ordinary income and 91.19% return of capital. We intend to continue to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors.

We cannot assure our stockholders, however, that the current level of distributions will be sustained, as any distributions that we pay in the future will depend upon our actual results of operations, economic conditions and other factors that could materially alter our expectations. Before we make any distributions, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and any debt service or other debt payable, and we must comply with covenants in the credit agreement for our Credit Facility or any credit agreement we may execute in the future. Such covenants may restrict or eliminate our ability to pay dividends. If our cash available for distribution is less than our net taxable income, we could be required to use remaining common stock offering net proceeds, issue more common stock or more Series A Preferred Stock, issue shares of other series of preferred stock that may be designated by our Board of Directors, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Any distributions we make to our stockholders are at the discretion of our Board of Directors and will depend upon our earnings, financial condition, liquidity, debt covenants, funding or margin requirements under credit facilities or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law, and such other factors as our Board of Directors deems relevant. Our earnings, financial condition and liquidity will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See "Item 1A. Risk Factors" included in this annual report on Form 10‑K.

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year, and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different; therefore, our stockholders should consult with their own tax advisor and financial planners prior to making an investment in our shares.

Dividends on Series A Preferred Stock

On July 27, 2016 (the “Effective Date”), we entered into the Purchase Agreement relating to the issuance and sale, from time to time until the second anniversary of the Effective Date, of up to $125 million in shares of our Series A Preferred Stock at a price of $1,000 per share (the “Liquidation Value”). Holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value per share of Series A Preferred Stock for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of our common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary classifying the Series A Preferred Stock (the “Series A Articles Supplementary”). For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay a Series A Aggregate Stock Dividend equal to $2,125,000, or the Series A Target Stock Dividend. For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Series A Aggregate Stock Dividend for all periods after December 31, 2018 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted), or the Series A Computed Stock Dividend, and will declare and pay for such quarter a Series A Aggregate Stock Dividend equal to the greater of the Series A Target Stock Dividend or the Series A Computed Stock Dividend minus the sum of all Series A Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2018 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Series A Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

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

Distributions on our Series A Preferred Stock for the year ended December 31, 2018 were taxable as approximately 96.12% ordinary income and 3.88% return of capital. Distributions on our Series A Preferred Stock for the year ended December 31, 2017 were taxable as ordinary income.

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

Distributions on our Series B Preferred Stock for the year ended December 31, 2018 were taxable as approximately 96.12% ordinary income and 3.88% return of capital.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock against the Russell 2000 Index and the SNL U.S. Finance REIT Index, a peer group index, from March 27, 2015 (the date which our shares began trading in connection with our IPO) to December 31, 2018. The graph assumes that $100 was invested on March 27, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
	3/27/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
JCAP	$100.00	$78.01	$119.29	$115.09	$129.03
Russell 2000 Index	$100.00	$92.56	$112.28	$128.72	$114.55
SNL U.S. Finance REIT Index	$100.00	$89.25	$109.94	$128.28	$123.31

Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table provides information about repurchases of our common shares during the three months ended December 31, 2018:

				Maximum Dollar
			Total Number of	Value
	Total		Shares Purchased	that May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
	Purchased	Per Share	Programs	(dollars in thousands)
October 1 - October 31	—	$—	—	$6,848
November 1 - November 30	—	—	—	6,848
December 1 - December 31	—	—	—	6,848
Total	—	$—	—	$6,848
(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from our audited consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

JERNIGAN CAPITAL, INC.

SELECTED FINANCIAL DATA

(dollars in thousands)

	Year ended December 31,
	2018	2017	2016	2015
Operating Data:
Total revenues	$31,214	$12,191	$6,532	$1,743
Total operating expenses	(20,139)	(10,048)	(9,684)	(5,705)
Equity in earnings from unconsolidated real estate venture	1,483	2,263	1,278	-
Realized gain on investments	619	-	-	-
Net unrealized gain on investments	42,945	10,804	18,370	872
Interest expense	(2,155)	(1,053)	(559)	-
Loss on modification of debt	-	(232)	-	-
Other interest income	399	634	80	147
Net income (loss)	54,366	14,559	16,017	(2,943)
Net income attributable to preferred stockholders	(18,014)	(1,456)	(996)	-
Net income (loss) attributable to common stockholders	$36,352	$13,103	$15,021	$(2,943)

Basic earnings (loss) per share attributable to common stockholders	$2.10	$1.10	$2.42	$(0.69)
Diluted earnings (loss) per share attributable to common stockholders	$2.10	$1.10	$2.42	$(0.69)
Weighted average shares outstanding - basic	17,111,035	11,735,455	6,060,100	4,504,356
Weighted average shares outstanding - diluted	17,284,160	11,908,512	6,212,648	4,504,356

Dividends declared per share of stock	$1.40	$1.40	$1.40	$1.05

Balance Sheet Data:
Cash and cash equivalents	$8,715	$46,977	$67,373	$43,859
Development property investments at fair value	373,564	228,233	95,102	40,222
Bridge investments at fair value	84,383	-	-	-
Operating property loans at fair value	-	5,938	9,905	19,600
Self-storage real estate owned, net	96,202	15,355	-	-
Investment in and advances to real estate venture	14,155	13,856	5,373	-
Total assets	590,408	314,634	192,779	105,427
Senior loan participations	-	718	18,582	-
Secured revolving credit facility	-	-	-	-
Term loans, net of unamortized costs	24,609	-	-	-
Total liabilities	42,544	8,814	24,417	3,663
Total equity	547,864	305,820	168,362	101,764

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10‑K.

Overview

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within large United States MSAs. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include mortgage loans typically coupled with equity interests as well as outright ownership of self-storage facilities.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a ROFR to acquire the self-storage facility upon sale.

Additionally, in March 2018 we closed a bridge financing investment consisting of five separate loans with an aggregate commitment amount of $83.3 million secured by first mortgages with equity participations and ROFRs on five self-storage properties in the Miami, Florida MSA that are in lease-up. We refer to this investment herein as a “Bridge Investment.” We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities.

In addition to the foregoing, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. During the year ended December 31, 2018, we acquired the 50.1% equity interests of our developer partners in the LLCs that own our Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development properties.  During the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in the LLCs that own our Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. We now own 100% of the membership interests in the LLCs that own these seven facilities and fully consolidate these facilities in the accompanying consolidated financial statements.

We account for our development property investments and bridge investments at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment and bridge investment each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We generally fund our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock and our Series B Preferred Stock in follow-on offerings and pursuant to our ATM Program and our Preferred ATM Program, (ii) funds from secured indebtedness, including borrowings under our $235 million Credit Facility and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. In the past we also have used proceeds from the sale of senior participations and the sale of our Series A Preferred Stock pursuant to the Purchase Agreement, pursuant to which we issued $125 million of Series A Preferred Stock.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of the SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million as of December 31, 2018.

We are externally managed and advised by JCAP Advisors, LLC. The Manager is led by our founder and Executive Chairman, Dean Jernigan, our CEO, John A. Good and our President and CIO, Jonathan Perry. Mr. Jernigan is a 30‑year veteran of the self-storage industry, including a combined 16 years as the Chief Executive Officer of Storage USA and CubeSmart, both NYSE listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of over $3 billion of capital in the self-storage industry. Mr. Good has over 30 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. Mr. Perry has over 20 years of experience in the self-storage sector having joined the Company in June 2018 from CubeSmart, where he most recently served as Senior Vice President and Chief Investment Officer. Mr. Perry has led several billion dollars of self-storage investments and transactions over his career and has established extensive relationships across the industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

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

•	the timing of the completion of facilities we finance, which can be dependent on the inspection process of municipal building departments that are from time to time understaffed;
•	the pace and strength of the lease-up of the facilities we finance;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures;
•	changes in the fair value of our assets;
•	our ability to acquire self-storage facilities at attractive prices; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture.

As the current development cycle nears its end, we believe that developers who constructed new self-storage facilities earlier in the cycle will seek to sell their ownership positions or seek to recapitalize existing financing. We believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V self-storage facilities in the lease-up phase. Further, we believe our willingness and desire to make structured bridge investments will be an attractive capital solution to developers with a need or desire to recapitalize their investments, repay debt, buy out partners or provide capital needed to stabilize facilities. We intend to pursue bridge investments of recently built self-storage facilities in lease-up phase, selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed and selectively evaluate acquisitions of self-storage projects that we have not financed. As our focus shifts to acquiring the newly-developed facilities that we have financed since our IPO, acquiring properties that we have not financed and refinancing newly completed facilities, our results of operations will also be impacted by the following additional factors, in addition to the factors described above:

•	our ability to generate these new types of investment opportunities while at the same time managing our existing pipeline of development investment opportunities;
•	our ability to offer flexible transaction structures that meet the needs of developers while at the same time providing us with returns commensurate with the risks taken;
•	emphasis on current interest income, net rental income and/or net operating income and less emphasis on fair value accretion; and
•	our ability to access debt and equity capital at a cost commensurate with the returns from bridge investments and outright ownership of self-storage facilities.

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and bridge investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the years ended December 31, 2018, 2017 and 2016 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our development property investments and bridge investments. We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized. Under the fair value option, we mark our development property investments, bridge investments and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments, bridge investments and operating property loans and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments and bridge investments may fluctuate from period to period. Additionally, the fair value of our development property investments and bridge investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments and bridge investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Changes in Market Interest Rates

With respect to our business operations, increases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of mortgage loans in our investment portfolio to decline; interest rates on any floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of mortgage loans in our investment portfolio to increase; interest rates on any floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced substantially higher new self-storage construction starts and deliveries during 2016, 2017 and 2018, and 2019 is expected to experience new deliveries at levels similar to 2018, which was the highest year for new deliveries in this development cycle. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the 2009/2010 recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions), lack of land and the lack of financing available in the sector. Typically, lenders are only willing to lend up to 65% LTC, whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as PIK interest rather than cash interest.

Recent Developments

Investment Activity

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest for an aggregate purchase price of $12.1 million. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties.

Subsequent to December 31, 2018, we closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
3/1/2019	New York City 6	$18,796
	Total	$18,796

New York City 6, a proposed new-build climate controlled self-storage project, will consist of 856 units with approximately 76,250 net rentable square feet. The project will be located at 441 Tompkins Ave., Staten Island, NY 10305. The project will serve a submarket with over 200,000 potential customers and just over two feet per capita of self-storage supply. Construction is expected to begin in the third quarter of 2019 and be completed in the fourth quarter of 2020. Structure Development, LLC is the developer of the proposed project. This will be the seventh development project in which the Company and Structure have invested.

Capital Activities

As of December 31, 2018, we had no borrowings under our Credit Facility. As of February 28, 2019, we had $21.0 million outstanding of our $118.0 million in total availability under the Credit Facility.

On January 18, 2019, one of our wholly-owned subsidiaries entered into a loan agreement with respect to a term loan with a principal amount of $9.2 million. This loan is secured by a first mortgage on our wholly-owned self-storage facility located in Charlotte, North Carolina. As a condition to the lender providing the loan, we have agreed to unconditionally guarantee our subsidiary’s obligations under the loan pursuant to guaranty agreements with the lender.

First Quarter Dividend Declarations

On February 22, 2019, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2019. The dividends are payable on April 15, 2019 to holders of Series A Preferred Stock of record on April 1, 2019.

On February 22, 2019, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending March 31, 2019. The dividends are payable on April 15,  2019 to holders of Series B Preferred Stock of record on April 1,  2019.

On February 22, 2019, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2019. The dividend is payable on April 15,  2019 to stockholders of record on April 1,  2019.

Business Outlook and Trends

We continue to experience demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of February 28, 2019, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts in excess of $350 million. Over the past 18 months, we have reduced our pipeline intentionally, as the development cycle is now entering its fifth year. Having evaluated over $11 billion of potential self-storage development projects since our formation in March 2015 while closing approximately $900 million, we believe we have demonstrated a track record of careful underwriting and selectivity. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

From the time of our IPO in March 2015 through December 31, 2015, we committed an aggregate of approximately $76.5 million in 11 development property investments. As of December 31, 2018, all of the properties underlying these development investments had received certificates of occupancy. Of those 11 initial investments, we have acquired our developer’s interest in six investments and chose not to exercise our ROFR to buy the storage facility underlying one investment.

During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in the SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital. As of December 31, 2018, all of those development properties had achieved substantial construction completion or certificates of occupancy. On January 28, 2019, the SL1 Venture acquired our developer’s interest in four of these investments.

From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively.  Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, 16 opened for leasing in 2018, 16 are expected to open for leasing in 2019, and 10 are expected to open for leasing in 2020.

The construction progress and deliveries of these on-balance sheet investments contributed to significant fair value appreciation in 2018 in excess of that recognized in 2017. As the number of deliveries decrease in 2019 and 2020, we would expect fair value appreciation in these years to decrease as compared to 2018. Furthermore, fair value appreciation recognized during lease-up can be negatively impacted by lower rental rates due to supply saturation in some markets, which we have experienced and expect to continue to experience. In addition, our acquisition of our developers’ interests is expected to continue into 2019 and even more so into 2020, which could also negatively impact future profits as fair value appreciation is not recognized after the acquisition date.

We intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. Since the third quarter of 2017, we have acquired seven self-storage facilities through privately negotiated transactions with our developer partners.

As of December 31, 2018,  we currently have seven self-storage facilities that are wholly-owned and consolidated on our balance sheet, 46 on-balance sheet development property investments with a Profits Interest (20 of which are secured by facilities in lease-up and 26 of which are secured by facilities under construction), 11 development property investments in our SL1 Venture (10 of which are secured by facilities in lease-up and one of which is secured by a facility where construction is substantially complete) and five bridge investments secured by facilities that are all in lease-up. We also have one construction loan secured by a facility under construction.

The following table reflects occupancy data as of February 24, 2019 for the 37 underlying self-storage facilities of our development property investments with a Profits Interest and seven wholly-owned properties that have received a certificate of occupancy as of that date:

		# Months
Location	Date Opened	Open	Occupancy
Ocoee, Florida (Orlando 1 and Orlando 2) (1)	May 1, 2016	34	86.1%
Marietta, Georgia (Atlanta 2) (1)	May 24, 2016	33	79.9%
Alpharetta, Georgia (Atlanta 1) (1)	May 25, 2016	33	86.0%
Jacksonville, Florida (Jacksonville 1) (1)	August 12, 2016	30	88.8%
Charlotte, North Carolina (Charlotte 1) (1)	August 18, 2016	30	57.6%
Milwaukee, Wisconsin	October 9, 2016 (2)	29	63.2%
New Haven, Connecticut	December 16, 2016	26	67.0%
Round Rock, Texas (Austin)	March 16, 2017	23	70.1%
Pittsburgh, Pennsylvania (1)	May 11, 2017 (3)	21	32.8%
Jacksonville, Florida (4)	July 26, 2017	19	79.0%
Columbia, South Carolina (4)	August 23, 2017	18	56.3%
Atlanta, Georgia (Atlanta 2) (4)	September 14, 2017	17	53.4%
Washington DC (4)	September 25, 2017	17	59.4%
New York, New York (New York City 1) (1)	September 29, 2017	17	58.4%
Denver, Colorado (4)	December 14, 2017	14	51.6%
Miami, Florida (Miami 1) (4)	February 23, 2018	12	44.7%
Average (Facilities open for more than 1 year)		23.4	64.9%	(5)

		# Months
Location	Date Opened	Open	Occupancy
Raleigh, North Carolina	March 8, 2018	12	33.5%
Jacksonville, Florida (Jacksonville 2)	March 27, 2018	11	36.6%
Atlanta, Georgia (Atlanta 1) (4)	April 12, 2018	10	35.0%
Raleigh, North Carolina (4)	June 8, 2018	9	24.2%
Atlanta, Georgia (Atlanta 4)	July 12, 2018	7	13.2%
Orlando, Florida (Orlando 3)	July 26, 2018	7	18.6%
Fort Lauderdale, Florida (4)	July 26, 2018	7	24.3%
Denver, Colorado (Denver 2)	July 31, 2018	7	16.1%
Boston, Massachusetts (Boston 1)	August 8, 2018	7	12.4%
Louisville, Kentucky (Louisville 1)	August 15, 2018	6	23.2%
Charlotte, North Carolina (Charlotte 2)	August 30, 2018	6	15.1%
Louisville, Kentucky (Louisville 2)	August 31, 2018	6	12.5%
Tampa, Florida (Tampa 4)	October 9, 2018	5	11.2%
Atlanta, Georgia (Atlanta 6)	October 15, 2018	4	18.5%

Miami, Florida (Miami 2) (4)	October 30, 2018	4	27.3%
Jacksonville, Florida (Jacksonville 3)	November 6, 2018	4	12.2%
Baltimore, Maryland (Baltimore 1)	November 20, 2018	3	4.7%
Tampa, Florida (Tampa 3)	November 29, 2018	3	8.6%
Knoxville, Tennessee	November 30, 2018	3	14.9%
New Orleans, Louisiana	December 21, 2018	2	5.1%
New York, New York (New York City 2)	December 28, 2018	2	1.6%
Average (Facilities open for less than 1 year)		5.8	17.4%	(5)

(1)	As of December 31, 2018, we wholly own the self-storage facility underlying this investment.
(2)

Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(3)	Temporary Certificate of Occupancy was received and reservations of units were allowed, but tenant move-ins commenced when final Certificate of Occupancy was issued in July 2017.
(4)	Investment is included in SL1 Venture portfolio.
(5)	Represents weighted average occupancy based on total rentable square feet.

The following table reflects occupancy data as of February 24, 2019 for all of the underlying self-storage facilities of our bridge investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Miami, Florida (Miami 6)	August 12, 2016	30	78.8%
Miami, Florida (Miami 4)	October 9, 2016	29	81.4%
Miami, Florida (Miami 8)	December 12, 2016	26	83.6%
Miami, Florida (Miami 7)	March 26, 2018	11	36.0%
Miami, Florida (Miami 5)	August 13, 2018	6	19.2%
Average		20.5	57.4%	(1)
(1)	Represents weighted average occupancy based on total rentable square feet.

The occupancy rates noted above pertain to the aforementioned 42 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

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

Fair Value Measurements

The fair value option under ASC 825, Financial Instruments (“ASC 825‑10”), allows companies to elect to report selected financial assets and liabilities at fair value. We have elected the fair value option of accounting for our development property investments, bridge investments and operating property loan investments in order to provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and value inherent in our equity participation in self-storage development projects.

We apply ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820 requires us to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market as the market for the purchase and sale of self-storage properties, which we believe would be the most likely market for our loan and equity investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

Level 1‑	Quoted prices for identical assets or liabilities in an active market.

Level 2‑

Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3‑	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, other loans, receivables, the secured revolving credit facility, term loans, senior loan participation and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility, term loans and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The following table summarizes the instruments categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.

Level 3

Development property investments with a profits interest and bridge investments (a)

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

Level 3

An option-pricing method ("OPM") framework is utilized to calculate the value of the Profits Interests. At certain stages in the investments life cycle (as described subsequently), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

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

Our development property investments, bridge investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of our investments. The second valuation technique is an OPM that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with our own experience, we have estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the eight development property investments that were 40% complete but for which construction was not substantially complete at December 31, 2018, we have estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty-seven development property and bridge investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at December 31, 2018. For our development property and bridge investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. We also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs we used to value our investments categorized within Level 3 as of December 31, 2018. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to our determination of fair values.

As of December 31, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property	Income approach analysis	Market yields/discount rate	4.72 - 13.09%	9.48%
investments and bridge investments (a)		Exit date (d)	2.25 - 5.95 years	3.44 years

Development property	Option pricing model	Volatility	53.25 - 94.30%	75.10%
investments with a profits interest		Exit date (d)	2.25 - 5.95 years	3.44 years
and bridge investments (b)		Capitalization rate (c)	4.75 - 6.00%	5.42%
		Discount rate (c)	7.75 - 11.74%	8.83%

(a)

The valuation technique for the development property investments with a Profits Interest does not differ from the development property investments without a Profits Interest. Therefore, this line item focuses on all development property investments, including those with a Profits Interest. The significant unobservable inputs associated with the construction loan presented as a development property investment are not included as the fair value was determined based on the fair value of the underlying collateral. The fair value of the underlying collateral was determined using a market comparable approach and an income approach based on a capitalization rate within the range provided above for capitalization rates associated with development property investments with a profits interest.

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

(d)	The exit dates for the development property investments and bridge investments are generally the estimated date of stabilization of the underlying property.

The fair value measurements are sensitive to changes in unobservable inputs. A change in those inputs to a different amount might result in a significantly higher or lower fair value measurement. The following provides a discussion of the impact of changes in each of the unobservable inputs on the fair value measurement.

Market yields - changes in market yields and discount rates, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields or discount rates may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2018, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates (in millions)	Increase (decrease) in fair value of investments
Up 25 basis points	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.0

Up 50 basis points	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.1

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of our development investments containing Profits Interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2018, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates (in millions)	Increase (decrease) in fair value of investments
Up 25 basis points	$(8.9)
Down 25 basis points	9.8

Up 50 basis points	(17.0)
Down 50 basis points	20.5

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

We also evaluate the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2018, there were no gains or losses attributable to changes in instrument-specific credit risk.

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

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2018  (dollars in thousands):

Balance as of December 31, 2017	$234,171
Realized gains	(619)
Unrealized gains	43,564
Fundings of principal and change in unamortized origination fees	257,454
Repayments of loans	(33,047)
Payment-in-kind interest	22,814
Reclassification of self-storage real estate owned	(66,390)
Net transfers in or out of Level 3	-
Balance as of December 31, 2018	$457,947

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
	$725

As of December 31, 2018, the total net unrealized appreciation on the investments that use Level 3 inputs was $51.0 million.

For the year ended December 31, 2018, substantially all of the net unrealized gain on investments in our Consolidated Statement of Operations was attributable to unrealized gains relating to our Level 3 assets still held as of December 31, 2018.

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

We expect that the majority of future self-storage facility acquisitions will be considered asset acquisitions; however, we will evaluate each acquisition using Accounting Standards Update (“ASU”) 2018‑01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

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

Income Taxes

We have elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, we will generally not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We had taxable income for the years ended December 31, 2018 and 2017, and we had no taxable income for the year ended December 31, 2016. To qualify as a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

Comparison of the Years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	Year ended December 31,
	2018	2017	2016
Revenues:
Interest income from investments	$27,576	$11,457	$6,532
Rental and other property-related income from real estate owned	3,499	530	-
Other revenues	139	204	-
Total revenues	31,214	12,191	6,532

Costs and expenses:
General and administrative expenses	7,270	5,852	5,574
Fees to Manager	7,442	3,453	1,688
Property operating expenses of real estate owned	1,712	271	-
Depreciation and amortization of real estate owned	3,425	472	-
Other expenses	290	-	2,129
Restructuring costs	-	-	54
Deferred termination fee to Manager	-	-	239
Total costs and expenses	20,139	10,048	9,684

Operating income (loss)	11,075	2,143	(3,152)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,483	2,263	1,278
Realized gain on investments	619	-	-
Net unrealized gain on investments	42,945	10,804	18,370
Interest expense	(2,155)	(1,053)	(559)
Loss on modification of debt	-	(232)	-
Other interest income	399	634	80
Total other income	43,291	12,416	19,169
Net income	54,366	14,559	16,017
Net income attributable to preferred stockholders	(18,014)	(1,456)	(996)
Net income attributable to common stockholders	$36,352	$13,103	$15,021

Revenues

Total interest income from investments for the year ended December 31, 2018 was $27.6 million, an increase of $16.1 million, or 141%, over the year ended December 31, 2017. Total interest income from investments for the year ended December 31, 2017 was $11.5 million, an increase of $4.9 million, or 75%, over the year ended December 31, 2016.  The interest rate on the majority of our investment portfolio and other loans remained at 6.9% per annum during 2018. The increase in interest income from investments is primarily attributed to the increase in the outstanding principal balances of our investment portfolio and other loans. Rental revenue from self-storage facilities owned was $3.5 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. The increase in such revenues in 2018 and 2017 was attributable to our acquisition of developer interests in self-storage facilities we had previously financed. We did not own self-storage real estate properties during the year ended December 31, 2016. Other revenues of $0.1 million earned during the year ended December 31, 2018 is derived primarily from management fee revenue generated from the SL1 Venture. Other revenues of $0.2 million earned during the year ended December 31, 2017 was derived from borrower payment of internal costs in connection with closings during the first quarter of 2017 and management fee revenue generated from the SL1 Venture.

Total general and administrative expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager (dollars in thousands):

	Year ended December 31,
	2018	2017	2016
Compensation and benefits	$4,574	$3,426	$3,474
Occupancy	416	389	426
Business development	386	271	396
Professional fees	938	893	731
Other	956	873	547
General and administrative expenses (excluding fees to Manager)	$7,270	$5,852	$5,574

Total general and administrative expenses (excluding fees to Manager) for the year ended December 31, 2018 were $7.3 million, an increase of $1.4 million, or 24%, from the year ended December 31, 2017.  Of the $1.4 million increase, $1.1 million was attributable to an increase in compensation and benefits. Approximately half of such increase was represented by an increase in stock-based compensation, resulting from restricted stock grants in mid-2017 and the immediate vesting of a 15,000 share grant in 2018 to our CEO pursuant to the provisions of the agreement he signed with the Manager when he joined the Manager in June 2015. For the years ended December 31, 2018 and 2017, compensation and benefits also included $0.2 million and $0.4 million, respectively, of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. The reduction in third-party reimbursements resulted in an increase in expense period-to-period. Finally, compensation and benefits also increased due to the addition of our President and CIO as a senior executive employee at the Manager in June 2018. Business development expenses increased $115,000, or 42%, primarily due to a developer conference we held in January 2018 and self-storage conferences attended in 2018.

Total general and administrative expenses for the year ended December 31, 2017 were $5.9 million, an increase of $0.3 million, or 5%, from the year ended December 31, 2016. Compensation and benefits included non-cash expense of stock-based compensation of $1.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. On May 3, 2017, certain of our officers and certain employees of the Manager were granted an aggregate of 105,000 restricted shares of common stock. Stock-based compensation expense is also affected by changes in the market price of our common stock. Offsetting the increase in compensation expense due to stock-based compensation was $0.4 million of third party reimbursements to the Manager which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis during the year ended December 31, 2017. No such reimbursements were received in the year ended December 31, 2016. The increase in professional fees related primarily to an increase in business activity during the year ended December 31, 2017. Other expenses increased primarily due to additional franchise taxes accrued during 2017 as well as increased expenses related to directors and officers insurance and annual fees paid to certain of our independent directors. Excluding stock-based compensation expense, total general and administrative expenses increased 1% from 2016 to 2017.

Other operating expenses

We paid our Manager fees of $7.4 million and $3.5 million in the years ended December 31, 2018 and 2017, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of the follow-on offerings of our common stock during the second quarters of 2018 and 2017, the issuance of common stock under our ATM Programs, and the issuances of our Series A and Series B preferred stock. We also incurred an incentive fee payable to the Manager of $0.7 million for the year ended December 31, 2018 primarily on account of the purchases of developer interests in six self-storage projects during the year. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

The fees to Manager of $3.5 million and $1.7 million in the years ended December 31, 2017 and 2016, respectively, relate to the management fee earned by the Manager pursuant to the Management Agreement. The increase in management fees was primarily a result of the completion of the follow-on offerings of our common stock during the fourth quarter of 2016 and the second quarter of 2017, which increased stockholders' equity on which the base management fee is calculated. No incentive fee was paid to the Manager in 2017 or 2016. Property operating expenses of real estate owned and depreciation and amortization of real estate owned for the year ended December 31, 2017 relate to the operating activities of our self-storage real estate acquired during 2017. There were no restructuring costs incurred during the year ended December 31, 2017. The deferred termination fee to our Manager of $0.2 million for the year ended December 31, 2016 represented the accrual over the term of the Management Agreement of the deferred termination fee payable by our Operating Company in OC Units pursuant to the Management Agreement. On May 23, 2016, we amended the Management Agreement thus resulting in the cessation of this accrual.

Other expenses

Other expenses consist of costs related to the termination of an employee contract during the year ended December 31, 2018. There were no other expenses for the year ended December 31, 2017. The $2.1 million of other expenses for the year ended December 31, 2016 primarily consists of advisory fees and other expenses incurred in connection with our various financing transactions.

Other income (expense)

For the years ended December 31, 2018 and 2017, we recorded other income of $43.3 million and $12.4 million, respectively, which primarily relates to the net unrealized gain on investments. During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, 16 opened for leasing in 2018, and many of the remaining investments were partially constructed during 2018. The construction progress and deliveries of these on-balance sheet investments contributed to significant fair value appreciation in 2018 in excess of that recognized in 2017.

On August 28, 2018, the underlying asset for the Tampa 1 investment was sold to a third party and proceeds were distributed to us as payment in full of the outstanding principal balance of our first mortgage loan and for our 49.9% Profits Interest. As a result of this transaction, in addition to funds received for the repayment of the loan, we received proceeds of $725,000 comprised of a $106,000 prepayment penalty, which is recognized in interest income from investments, and a $619,000 gain, which is recognized as realized gain on investments in our Consolidated Statement of Operations.

The $1.5 million and $2.3 million of equity in earnings from unconsolidated real estate venture in the years ended December 31, 2018 and 2017, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2017 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the year ended December 31, 2018 was $2.2 million and relates primarily to amortization of deferred financing costs and interest incurred on our senior participation, Credit Facility, and term loans. Interest expense for the year ended December 31, 2017 was $1.1 million and related to interest incurred on our senior participations and Credit Facility, amortization of deferred financing costs incurred in connection with the Credit Facility, and unused commitment fees related to the Credit Facility. Other interest income for the years ended December 31, 2018 and 2017 relates to interest earned on our cash deposits.

For the years ended December 31, 2017 and 2016, we recorded other income of $12.4 million and $19.2 million, respectively, which primarily relates to the amount of net unrealized gain on investments recognized in each year. During 2016, we had eight investments open for leasing which resulted in a significant portion of the entrepreneurial profit adjustments on our on-balance sheet investments that were closed in 2015 being recognized in 2016. During 2017, we only had three on-balance sheet investments open for leasing as we made no on-balance sheet investments from January through August 31, 2016, resulting in decreased recognition of entrepreneurial profits adjustments from 2016 to 2017. The $2.3 million and $1.3 million of equity in earnings from unconsolidated real estate venture in the years ended December 31, 2017 and 2016, respectively, relate to our allocated earnings from the SL1 Venture, which was entered into on March 31, 2016. Equity earnings from the SL1 Venture increased as it increased funding of construction draws as projects in the joint venture were built during 2017. Interest expense for the years ended December 31, 2017 and 2016 was $1.1 million and $0.6 million, respectively, and relates to interest incurred on our senior A note participations, amortization of deferred financing costs that were incurred in connection with the closing of the Credit Facility, and unused commitment fees related to the Credit Facility. The $0.2 million loss on modification of debt was incurred in conjunction with the closing of the Credit Facility. Other interest income for the years ended December 31, 2017 and 2016 was $0.6 million and $0.1 million, respectively, and related to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends to preferred stockholders, stock-based compensation expense, depreciation and amortization on real estate assets, loss on modification of debt, other expenses, restructuring costs, and deferred termination fee to Manager.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders:

	Year ended December 31,
	2018	2017	2016
Net income attributable to common stockholders	$36,352	$13,103	$15,021
Plus: stock dividends to preferred stockholders	8,500	547	823
Plus: stock-based compensation	1,828	1,295	1,080
Plus: depreciation and amortization on real estate assets	3,425	472	-
Plus: loss on modification of debt	-	232	-
Plus: other expenses	290	-	2,129
Plus: restructuring costs	-	-	54
Plus: deferred termination fee to Manager	-	-	239
Adjusted Earnings	$50,395	$15,649	$19,346

Liquidity Outlook and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund construction mortgage loans included in our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, acquire the interests of developers in self-storage facilities we have financed, make distributions to our stockholders and fund our operations. In future periods we will likely require cash to pay the net purchase price for self-storage facilities with respect to which we exercise ROFRs. We have not yet generated sufficient cash flow from operations or investment activities to enable us to make any investments or cover our distributions to our stockholders. As a result, we are dependent on the issuance of equity securities, borrowings under our Credit Facility and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Year ended December 31,
	2018	2017	2016
Net income	$54,366	$14,559	$16,017
Adjustments to reconcile net income to net cash used in operating activities:	(60,671)	(18,130)	(21,926)
Net cash used in operating activities	(6,305)	(3,571)	(5,909)
Net cash used in investing activities	(244,830)	(121,606)	(38,071)
Net cash provided by financing activities	212,873	104,781	67,494
Change in cash and cash equivalents	$(38,262)	$(20,396)	$23,514

Cash decreased $38.3 million and $20.4 million for the years ended December 31, 2018 and 2017, respectively, and increased $23.5 million for the year ended December 31, 2016. Net cash used in operating activities for the years ended December 31, 2018, 2017 and 2016 was $6.3 million, $3.6 million, and $5.9 million, respectively. The primary components of cash used in operating activities during the year ended December 31, 2018 were net income adjusted for non-cash transactions of $8.2 million, offset by a change in cash from working capital of $1.0 million and $0.9 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2017 were net income adjusted for non-cash transactions of $5.3 million, offset by the change in cash from working capital of $1.0 million and $0.7 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2016 were net income adjusted for non-cash transactions of $6.7 million and the change in cash from working capital of $0.2 million, offset by $1.0 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the years ended December 31, 2018,  2017 and 2016 was $244.8 million, $121.6 million, and $38.1 million, respectively. For the year ended December 31, 2018, the cash used for investing activities consisted primarily of $258.6 million to fund investments, $4.6 million to fund other loans, $1.8 million to fund an advance on a future development property investment, $16.9 million to purchase additional interests in six of our development property investments and capital additions to those properties, $2.5 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $2.0 million, cash received of $0.6 million related to the settlement of profits interest as a result of the sale of the asset underlying our Tampa 1 development investment, a net inflow of $2.8 million for advancements made on behalf of the SL1 Venture, and $34.2 million from repayments of development property investments, operating property loans and other loan investments.  For the year ended December 31, 2017, the cash used for investing activities consisted primarily of $152.7 million to fund investments, $10.5 million to fund other loans, $2.9 million to purchase additional interests in two of our development property investments, $6.0 million to fund capital contributions to the SL1 Venture, and a net use of $0.9 million for advancements made on behalf of the SL1 Venture, offset, in part, by origination fees received in cash of $4.6 million and $46.8 million from repayments of investment portfolio investments and other loan investments. For the year ended December 31, 2016, the cash used for investing activities consisted primarily of $45.5 million to fund investments, $16.0 million to fund other loans, $2.1 million to fund capital contributions to the SL1 Venture, and $2.3 million of net advances to the SL1 Venture, offset, in part, by $0.4 million of origination fees received in cash, a $7.3 million return of capital from the SL1 Venture and $20.4 million from repayments of two operating property loan investments, a construction loan, and other loan investments.

Net cash provided by financing activities for the year ended December 31, 2018 totaled $212.9 million and primarily related to $122.3 million of net proceeds from preferred stock issuances, $101.6 million of net proceeds from common stock issuances, $24.6 million of net proceeds received from term loans, offset by a net outflow of $4.0 million related to draws and the subsequent repayment on the Credit Facility, $0.7 million repayment of our senior loan participation, $0.3 million of stock repurchases, and $30.6 million of dividends paid. Net cash provided by financing activities for the year ended December 31, 2017 totaled $104.8 million and primarily related to $111.8 million of net proceeds from the issuance of common stock, $30.0 million received for the issuances of Series A Preferred Stock, $1.8 million of cash received in connection with draws on senior loan participations on certain of our investments, and $0.3 million received upon closing of the Credit Facility, offset, in part, by a $20.0 million repayment of the Credit Facility, $1.9 million paid to repurchase certain senior loan participations, and $17.0 million of dividends paid. For the year ended December 31, 2016, cash provided by financing activities totaled $67.5 million and primarily related to the net proceeds from the issuance of common stock of $53.5 million in December 2016, proceeds of $21.8 million from the sale of senior loan participations on certain of our investments, and net proceeds of $9.4 million from the issuance of Series A Preferred Stock, offset, in part, by $8.5 million of dividends paid, $3.2 million of stock repurchases, $2.4 million of deferred costs, and $3.2 million for the repurchase of a senior loan participation.

Liquidity Outlook and Capital Requirements

As of December 31, 2018, we had unrestricted cash of approximately $8.7 million, and we had remaining unfunded commitments of $220.9 million related to our investment portfolio and $0.9 million related to the SL1 Venture. During 2019, we also expect to acquire additional developer interests in self-storage facilities we have financed and to execute commitments to provide capital to additional self-storage development projects. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Remaining unfunded commitments of $221.8 million related to our investment portfolio and SL1 Venture are estimated to be funded on the following schedule:

Future Fundings for Investments	2019	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$142,443	$66,367	$10,725	$742	$1,483	$221,760

Credit Facility

On December 28, 2018,  we entered into an amendment and restatement of the Credit Facility to, among other things allow up to $235 million of borrowings and an accordion feature permitting expansion up to $400 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of December 31, 2018, we had no borrowings under our Credit Facility. As of February 28, 2019, we had $21.0 million outstanding of our $118.0 million in total availability under the Credit Facility.

During 2019, we believe we will have substantial opportunities for new investments. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans, procure the Credit Facility, and enter into term loan debt. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program with an aggregate offering price of up to $50.0 million. On December 7, 2018, we entered into a new equity distribution agreement with an aggregate offering price under the new ATM Program of up to $75.0 million. Since the inception of the ATM Programs, we have sold an aggregate of 2,281,774 shares of common stock at a weighted average price of $21.79 per share, receiving net proceeds after commissions and other offering costs of $48.3 million. As of February 28, 2019, we have approximately $75.3 million available for issuance under the ATM Programs.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018, proceeds received from sales of shares from time to time under the ATM Programs and proceeds from the issuance of our Series B Preferred Stock. At December 31, 2018, we had total indebtedness of $24.9 million, or 4.2% of total assets. During 2019, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the three months following each date of determination and (b) $50 million for the period between December 31, 2018 and December 31, 2019 or on and after January 1, 2020, liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the six months following each date of determination and (b) $50 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by our mortgage loans, the borrowing base availability is the lesser of (i) 60% of the outstanding balance of our mortgage loans and (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility secured by our mortgage loans to be greater than 50% of the underlying real estate asset fair value securing our mortgage loans. For loans secured by non-stabilized self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by the non-stabilized self-storage properties to be greater than 60% of the as-stabilized value of such non-stabilized self-storage properties, (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility to be greater than 75% of the total development cost of the non-stabilized self-storage properties, and (iii) whichever of the following is then applicable: (a) the maximum principal amount that would not cause the ratio of (1) stabilized net operating income from the non-stabilized self-storage properties included in the borrowing base divided by (2) an implied debt service coverage amount to be less than 1.35 to 1.00, (b) for any underlying real estate asset securing the non-stabilized self-storage properties that has been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such non-stabilized self-storage properties divided by (2) an implied debt service amount to be less than 0.50 to 1.00, and (c) for any underlying real estate asset securing the non-stabilized self-storage properties that has been included in the borrowing base for greater than 30 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such non-stabilized self-storage properties divided by (2) an implied debt service amount to be less than 1.00 to 1.00. For loans secured by stabilized self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by the underlying real estate asset securing the stabilized self-storage properties to be greater than 65% of the value of such self-storage properties and (ii) the maximum principal amount that would not cause the ratio of (i) aggregate adjusted net operating income from the underlying real estate asset securing such stabilized self-storage properties included in the borrowing base divided by (ii) an implied debt service coverage amount to be less than 1.30 to 1.00.

Our actual leverage will depend on the composition of our investment portfolio. Our charter and bylaws do not limit the amount of indebtedness we can incur, and our Board of Directors has discretion to deviate from or change our investment guidelines at any time. We will use corporate leverage for the sole purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. Our financing strategy focuses on the use of match-funded financing structures. This means that we will seek to match the maturities and/or repricing schedules of our financial obligations with those of our investment portfolio to minimize the risk that we will have to refinance our liabilities prior to the maturities of our investments and to reduce the impact of changing interest rates on earnings, which our new Credit Facility will help us better achieve. We will disclose any material changes to our leverage policies in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the quarterly report on Form 10‑Q or annual report on Form 10‑K for the period in which the change was made, or in a Current Report on Form 8‑K if required by the rules of the SEC or the Board of Directors deems it advisable, in its sole discretion.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of December 31, 2018  (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)(3)	$-	$-	$24,900	$-	$-	$-	$24,900
(1)	Represents principal gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus a spread of 2.25%.
(3)

Does not reflect any borrowings under our Credit Facility as there were no amounts outstanding under the Credit Facility as of December 31, 2018. The Credit Facility has a maturity date of December 28, 2021, with two one-year extension options to extend the maturity date to December 28, 2023.

At December 31, 2018, we had $220.9 million of unfunded loan commitments related to our investment portfolio and $0.9 million related to the SL1 Venture. These commitments are funded over the 12-30 months following the investment closing date as construction is completed. At December 31, 2018, we had $2.2 million of unfunded loan commitments related to our other assets.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended December 31, 2018, we declared a cash dividend to our stockholders of $0.35 per share, payable on January 15, 2019 to stockholders of record on January 2, 2019. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock (the “Liquidation Value”) for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of our common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Series A Articles Supplementary. For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay a Series A Aggregate Stock Dividend equal to $2,125,000, or the Series A Target Stock Dividend. For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Series A Aggregate Stock Dividend for all periods after December 31, 2018 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted), or the Series A Computed Stock Dividend, and will declare and pay for such quarter a Series A Aggregate Stock Dividend equal to the greater of the Series A Target Stock Dividend or the Series A Computed Stock Dividend minus the sum of all Series A Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2018 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Series A Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under credit facilities (including term loans and revolving facilities in part). We may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We may also seek to limit the exposure of our borrowings to future fluctuations of interest rates through our use of interest-rate caps and other interest rate hedging instruments. As of December 31, 2018, we had no fixed-rate indebtedness and $24.9 million of floating rate indebtedness.

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

Market Risk

Our development property investments and bridge investments generally will be reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates, capitalization rates, and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2018	December 31, 2017
Up 25 basis points	$(1.9)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.0	1.2

Up 50 basis points	(3.9)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.1	2.4

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2018	December 31, 2017
Up 25 basis points	$(8.9)	$(2.8)
Down 25 basis points	9.8	3.1

Up 50 basis points	(17.0)	(5.3)
Down 50 basis points	20.5	6.4

Real Estate Risk

Self-storage development property investments and bridge investments are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans or loans, as the case may be, which could also cause us to suffer losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Jernigan Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Jernigan Capital, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

March 1, 2019

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017
Assets:
Cash and cash equivalents	$8,715	$46,977
Self-Storage Investment Portfolio:
Development property investments at fair value	373,564	228,233
Bridge investments at fair value	84,383	-
Operating property loans at fair value	-	5,938
Self-storage real estate owned, net	96,202	15,355
Investment in and advances to real estate venture	14,155	13,856
Other loans, at cost	4,835	1,313
Deferred financing costs	4,619	2,004
Prepaid expenses and other assets	3,702	776
Fixed assets, net	233	182
Total assets	$590,408	$314,634

Liabilities:
Senior loan participation	$-	$718
Secured revolving credit facility	-	-
Term loans, net of unamortized costs	24,609	-
Due to Manager	3,334	1,484
Accounts payable, accrued expenses and other liabilities	2,402	1,138
Dividends payable	12,199	5,474
Total liabilities	42,544	8,814

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 125,000 and 40,000 shares issued and outstanding at December 31, 2018 and 2017, respectively, at liquidation preference of $125.0 million and $40.0 million, net of offering costs, respectively	122,137	37,764
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 and no shares issued and outstanding as of December 31, 2018 and 2017, respectively, at liquidation preference of $39.3 million and none, net of offering costs, respectively	37,401	-
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2018 and 2017; 20,430,218 and 14,429,055 issued and outstanding at December 31, 2018 and 2017, respectively	204	144
Additional paid-in capital	386,394	276,814
Retained earnings (Accumulated deficit)	1,728	(8,902)
Total equity	547,864	305,820
Total liabilities and equity	$590,408	$314,634

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues:
Interest income from investments	$27,576	$11,457	$6,532
Rental and other property-related income from real estate owned	3,499	530	-
Other revenues	139	204	-
Total revenues	31,214	12,191	6,532

Costs and expenses:
General and administrative expenses	7,270	5,852	5,574
Fees to Manager	7,442	3,453	1,688
Property operating expenses of real estate owned	1,712	271	-
Depreciation and amortization of real estate owned	3,425	472	-
Other expenses	290	-	2,129
Restructuring costs	-	-	54
Deferred termination fee to Manager	-	-	239
Total costs and expenses	20,139	10,048	9,684

Operating income (loss)	11,075	2,143	(3,152)

Other income (expense):
Equity in earnings from unconsolidated real estate venture	1,483	2,263	1,278
Realized gain on investments	619	-	-
Net unrealized gain on investments	42,945	10,804	18,370
Interest expense	(2,155)	(1,053)	(559)
Loss on modification of debt	-	(232)	-
Other interest income	399	634	80
Total other income	43,291	12,416	19,169
Net income	54,366	14,559	16,017
Net income attributable to preferred stockholders	(18,014)	(1,456)	(996)
Net income attributable to common stockholders	$36,352	$13,103	$15,021

Basic earnings per share attributable to common stockholders	$2.10	$1.10	$2.42
Diluted earnings per share attributable to common stockholders	$2.10	$1.10	$2.42

Dividends declared per share of common stock	$1.40	$1.40	$1.40

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Retained Earnings	Total Stockholders'	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	(Accumulated Deficit)	Equity	Interests	Total Equity
Balance at December 31, 2015	-	$-	-	$-	6,162,500	$62	$110,634	$(9,396)	$101,300	$464	$101,764
Issuance of preferred stock	10,000	10,000	-	-	-	-	-	-	10,000	-	10,000
Equity offering costs related to issuance of preferred stock	-	(552)	-	-	-	-	-	-	(552)	-	(552)
Public offering of common stock	-	-	-	-	2,996,311	30	56,900	-	56,930	-	56,930
Equity offering costs related to issuance of common stock	-	-	-	-	-	-	(3,470)	-	(3,470)	-	(3,470)
Repurchase and retirement of shares of common stock	-	-	-	-	(213,078)	(2)	(3,150)	-	(3,152)	-	(3,152)
Repurchase and retirement of shares related to vested restricted stock	-	-	-	-	(2,052)	-	(33)	-	(33)	-	(33)
Issuances of stock-based awards	-	-	-	-	14,340	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,080	-	1,080	-	1,080
Forfeiture and retirement of shares related to stock-based awards	-	-	-	-	(1,667)	-	-	-	-	-	-
Deferred termination fee to Manager	-	-	-	-	-	-	-	-	-	239	239
Effect of Management Agreement Amendment	-	-	-	-	-	-	703	-	703	(703)	-
Dividends declared on preferred stock	-	-	-	-	-	-	-	(996)	(996)	-	(996)
Dividends declared on common stock	-	-	-	-	-	-	-	(9,465)	(9,465)	-	(9,465)
Net income	-	-	-	-	-	-	-	16,017	16,017	-	16,017
Balance at December 31, 2016	10,000	$9,448	-	$-	8,956,354	$90	$162,664	$(3,840)	168,362	$-	$168,362
Issuance of preferred stock	30,000	30,000	-	-	-	-	-	-	30,000	-	30,000
Equity offering costs related to issuance of preferred stock	-	(1,684)	-	-	-	-	-	-	(1,684)	-	(1,684)
Stock dividend paid on preferred stock	-	-	-	-	64,553	1	1,324	-	1,325	-	1,325
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,025,000	40	83,887	-	83,927	-	83,927
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,279,706	12	27,831	-	27,843	-	27,843
Repurchase and retirement of shares of common stock	-	-	-	-	(7,972)	-	(177)	-	(177)	-	(177)
Issuances of stock-based awards	-	-	-	-	111,414	1	(10)	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	-	-	1,295	-	1,295	-	1,295

Dividends declared on preferred stock	-	-	-	-	-	-	-	(1,456)	(1,456)	-	(1,456)
Dividends declared on common stock	-	-	-	-	-	-	-	(18,165)	(18,165)	-	(18,165)
Net income	-	-	-	-	-	-	-	14,559	14,559	-	14,559
Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	85,000	84,373	1,500,000	35,980	-	-	-	-	120,353	-	120,353
At-the-market issuance of preferred stock, net of offering costs	-	-	71,734	1,421	-	-	-	-	1,421	-	1,421
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,600,000	46	81,097	-	81,143	-	81,143
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,002,068	10	20,472	-	20,482	-	20,482
Stock dividend paid on preferred stock	-	-	-	-	342,943	3	6,416	-	6,419	-	6,419
Repurchase and retirement of shares of common stock	-	-	-	-	(17,514)	-	(333)	-	(333)	-	(333)
Issuance of stock-based awards	-	-	-	-	75,333	1	(1)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,929	-	1,929	-	1,929
Forfeiture and retirement of shares related to stock-based awards	-	-	-	-	(1,667)	-	-	-	-	-	-
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(15,389)	(15,389)	-	(15,389)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(2,625)	(2,625)	-	(2,625)
Dividends declared on common stock	-	-	-	-	-	-	-	(25,722)	(25,722)	-	(25,722)
Net income	-	-	-	-	-	-	-	54,366	54,366	-	54,366
Balance at December 31, 2018	125,000	$122,137	1,571,734	$37,401	20,430,218	$204	$386,394	$1,728	$547,864	$-	$547,864

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$54,366	$14,559	$16,017
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(22,814)	(8,575)	(3,856)
Realized gain and net unrealized gain on investments	(43,564)	(10,804)	(18,370)
Stock-based compensation	1,929	1,295	1,080
Equity in earnings from unconsolidated self-storage real estate venture	(1,473)	(2,253)	(1,224)
Return on investment from unconsolidated self-storage real estate venture	857	700	995
Deferred termination fee to Manager	-	-	239
Depreciation and amortization	3,489	534	112
Amortization of deferred financing costs	877	373	16
Loss on modification of debt	-	232	-
Accretion of origination fees	(986)	(629)	(740)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,095)	26	(377)
Due to Manager	1,850	476	310
Accounts payable, accrued expenses, and other liabilities	259	495	(111)
Net cash used in operating activities	(6,305)	(3,571)	(5,909)

Cash flows from investing activities:
Purchase of corporate fixed assets	(115)	(46)	(50)
Purchase of self-storage real estate owned	(16,383)	(2,856)	-
Capital additions to self-storage real estate owned	(481)	-	-
Capital contributions to unconsolidated self-storage real estate venture	(2,487)	(6,013)	(2,137)
Return of capital from unconsolidated self-storage real estate venture	-	-	7,291
Advances to unconsolidated self-storage real estate venture	(16,242)	(50,396)	(18,293)
Repayment of advances to unconsolidated self-storage real estate venture	19,045	49,479	15,998
Proceeds received from settlement of profits interest	619	-	-
Capitalized unconsolidated real estate venture costs	-	-	(226)
Advances to future development property investments	(1,800)	-	-
Funding of investment portfolio:
Origination fees received in cash	1,999	4,566	441
Development property investments and bridge investments	(258,604)	(152,681)	(45,094)
Operating property loans	-	-	(429)
Funding of other loans	(4,602)	(10,504)	(15,978)
Repayments of investment portfolio investments	33,047	27,513	15,037
Repayments of other loans	1,174	19,332	5,369
Net cash used in investing activities	(244,830)	(121,606)	(38,071)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	31,005	285	-
Cash received from term loans, net of issuance costs	24,567	-	-
Borrowings on senior loan participations	-	1,755	21,845
Repurchase of senior loan participations	(732)	(1,854)	(3,229)
Repayment of Credit Facility	(35,000)	(20,000)	-
Deferred financing costs	-	-	(2,357)
Stock repurchase	(333)	(177)	(3,185)
Net proceeds from issuance of common stock	101,625	111,761	53,460
Net proceeds from issuance of Series A preferred stock	84,931	29,964	9,448
Net proceeds from issuance of Series B preferred stock	37,402	-	-
Dividends paid on Series A preferred stock	(5,032)	(704)	-
Dividends paid on Series B preferred stock	(1,937)	-	-
Dividends paid on common stock	(23,623)	(16,249)	(8,488)

Net cash provided by financing activities	212,873	104,781	67,494
Net change in cash and cash equivalents	(38,262)	(20,396)	23,514
Cash and cash equivalents at the beginning of the period	46,977	67,373	43,859
Cash and cash equivalents at the end of the period	$8,715	$46,977	$67,373

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in self-storage development projects and existing self-storage facilities, most of which were recently constructed, and also owns self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014 and completed its initial public offering (the “IPO”) on April 1, 2015. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). The Company is externally managed by JCAP Advisors, LLC (the “Manager”).

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

Equity Investments

Investments in real estate ventures and entities over which the Company exercises significant influence but not control are accounted for using the equity method. In accordance with Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825‑10”), issued by the Financial Accounting Standards Board (“FASB”), the Company has elected the fair value option of accounting for its development property investments and bridge investments, which would otherwise be required to be accounted for under the equity method. The Company also holds an investment in a self-storage real estate venture that is accounted for under the equity method of accounting.

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

Realized Gains and Net Unrealized Gain on Investments

The Company measures realized gains by the difference between the net proceeds resulting from the sale of a self-storage property underlying one of the Company’s loan investments, excluding any prepayment penalties paid to the Company in connection with the repayment of the loan secured by the self-storage property, which are recognized in interest income from investments, and the cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net unrealized gain on investments reflects the unrealized gains and losses recognized on certain investments during the reporting period, including any reversal of previously recorded unrealized gains when gains are realized. All fluctuations in fair value are included in net unrealized gain on investments on the Consolidated Statements of Operations. Prior to the year ended December 31, 2018, a sale of a self-storage property underlying one of the Company’s loan investment had not yet occurred and, thus, the Company had not yet realized any fair value gains on its investments. Accordingly, net increases in fair value of the Company’s investments had previously been reported in a single line item ‘Changes in fair value of investments’ in the Consolidated Statements of Operations.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825‑10. The Company’s financial instruments consist of cash, development property investments and bridge investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), operating property loans (loans secured by operating properties), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), the term loans, the senior loan participation, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$373,564	$-	$-	$373,564
Bridge investments (1)	84,383	-	-	84,383
Total investments	$457,947	$-	$-	$457,947

(1) The Company closed its first bridge investment on March 2, 2018.

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2017:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$228,233	$-	$-	$228,233
Operating property loans	5,938	-	-	5,938
Total investments	$234,171	$-	$-	$234,171

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

The Company expects that the majority of future self-storage facility acquisitions will be considered asset acquisitions, however, the Company will evaluate each acquisition using Accounting Standards Update (“ASU”) 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2018 and 2017.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. As of December 31, 2018, the Company had executed seven revolving loan agreements with an aggregate outstanding principal amount of $0.7 million. Six of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Six of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9% or 7.0% per annum and are due in full in two or three years. At December 31, 2017, the Company had executed nine revolving loan agreements with an aggregate outstanding principal amount of $1.0 million.

As of December 31, 2018, the Company had a balance of $3.8 million related to one land loan extended to a limited liability company that is under common control with a borrower in certain of the Company’s development property investments. The land loan is secured by a first mortgage on real and personal property, is personally guaranteed, is interest-only with a fixed interest rate of 6.9% per annum, and had an original maturity date of January 20, 2019. The maturity of the loan was based upon the estimated time needed to approve the site for closing into a development loan.

These loans are accounted for under the cost method, and fair value approximates cost at December 31, 2018 and 2017. None of these loans are in non-accrual status as of December 31, 2018 and 2017. The Company determined that no allowance for loan loss was necessary at December 31, 2018 and 2017.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased, modified, or exchanged prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the accompanying Consolidated Statements of Operations. Debt issuance costs related to the sale of senior participations or term loans are presented in the accompanying Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the accompanying Consolidated Balance Sheets as Deferred Financing Costs.

Other expenses

Other expenses of $0.3 million during the year ended December 31, 2018 consist of costs related to the termination of an employee contract and have been expensed as incurred. Other expenses of $2.1 million during the year ended December 31, 2016 consist of non-capitalizable advisory fees and other unreimbursed expenses incurred in connection with various financing and investment transactions and were expensed as incurred. The Company incurred no other expense during the year ended December 31, 2017.

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

On July 27, 2016, the Company entered into a Purchase Agreement (as defined in Note 8, Stockholders’ Equity) which required the Company to issue and sell a minimum of $50.0 million of Series A Preferred Stock by July 27, 2018. On July 25, 2018, the Purchase Agreement was amended to allow the Company to issue the remaining portion of the Series A Preferred Stock on or before September 30, 2018. As of December 31, 2018, the Company has issued and sold $125.0 million in shares of Series A Preferred Stock, and, as a result, may not issue any additional shares of Series A Preferred Stock pursuant to the Purchase Agreement other than in connection with the payment of in-kind dividends. The Company incurred $2.8 million of preferred stock offering costs in conjunction with the execution of the Purchase Agreement. Such costs were presented as deferred costs on the Consolidated Balance Sheets until such time as Series A Preferred Stock was issued. A pro rata portion of such deferred costs, based upon the ratio of the amount issued to the $50.0 million minimum issuance of Series A Preferred Stock, was reclassified to cumulative preferred stock upon each issuance of the Series A Preferred Stock. Of the $2.8 million of offering costs incurred, none and $0.6 million is in deferred costs on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively, and $2.8 million and $2.2 million has reduced the cumulative preferred stock balance on the accompanying Consolidated Balance Sheets at December 31, 2018 and 2017, respectively.

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

Comprehensive Income

For the years ended December 31, 2018, 2017 and 2016, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying consolidated financial statements.

Segment Reporting

The Company does not evaluate performance on a relationship specific or transactional basis and does not distinguish its principal business or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single operating segment for reporting purposes in accordance with GAAP.

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update creates a single accounting model for all share-based payments. As a result of this update, the existing employee guidance will apply to nonemployee share-based transactions, with the cost of nonemployee awards continuing to be recorded as if the grantor had paid cash for the goods or services. The equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. As allowed, the Company has elected to early adopt the amendments in ASU 2018-07 effective April 1, 2018. As required by the ASU, the Company has established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. The cumulative-effect adjustment to retained earnings as of January 1, 2018 was immaterial to the financial statements as a whole. As such, the Company recorded this adjustment through its Consolidated Statements of Operations for the year ended December 31, 2018.

In January 2017, the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance on whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Specifically, when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set of assets is not a business. Additionally, ASU 2017‑01 also provides other guidance providing a more robust framework to use in determining whether a set of assets and activities is a business. This guidance is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017‑01 for new acquisitions beginning on July 1, 2017. Since adoption of the new guidance, the Company has considered its self-storage facility acquisitions to be asset acquisitions. The costs related to the acquisitions of self-storage facilities that qualify as asset acquisitions are capitalized as part of the purchase.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on the classification of certain cash receipts and payments in the statement of cash flows (defined in the ASU as “cash flow issues”), including distributions received from equity method investees. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption being allowed. The Company has elected to early adopt effective October 1, 2017 on a retrospective basis as required. The Company has concluded that the new accounting guidance does not impact its current classification of distributions received from equity method investees as an operating activity in its Consolidated Statements of Cash Flows. The Company further considered its components of cash flows under the cash flow issue “Separately Identifiable Cash Flow and Applicable of the Predominance Principle,” which addresses certain cash receipts and cash payments that may have aspects of more than one class of cash flows. In the absence of specific GAAP guidance, the Company evaluated its cash flows from origination fees received in cash, which have been historically presented as operating cash flows, on the basis of the nature of the underlying cash flows. The Company concluded that the origination fees are related to the origination of loans and the funding of our investment portfolio for which the associated cash flows are presented as investing activities. As a result, $0.4 million of origination fees received in cash for the year ended December 31, 2016, have been retrospectively presented as an investment activity in the Consolidated Statements of Cash Flows.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for public business entities for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which is the final standard on accounting for leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company does have rental income from month-to-month self-storage leases within the scope of ASU 2016‑02. The Company does not have material amounts of rental or lease expense. The amendments in ASU 2016‑02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company has assessed the impact this new accounting guidance will have on its consolidated financial statements and does not expect the new accounting guidance to have a material impact on its consolidated financial statements.

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

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid	$1,448	$926	$484
Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$6,419	$1,325	$-
Dividends declared, but not paid, on preferred stock	5,049	423	996
Dividends declared, but not paid, on common stock	7,150	5,051	3,134
Contribution of assets to real estate venture	-	-	7,693
Reclassification of self-storage real estate owned	66,390	12,919	-
Assumed liabilities with acquisition of self-storage real estate owned	252	-	-
Consideration payable due to acquisition of self-storage real estate owned	100	-	-
Construction and other costs incurred, but not paid, on self-storage real estate owned	270	-	-
Other loans paid off with issuance of development property investments	117	1,727	-
Other deferred fees paid-in-kind	500	-	-
Reclassification of deferred costs to cumulative preferred stock	559	1,648	-

3. SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at December 31, 2018 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 46 investments totaling an aggregate committed principal amount of approximately $533.3 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of December 31, 2018, one of the development property investments totaling $9.3 million of aggregate committed amount was structured as a preferred equity investment, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

Included in development property investments as of December 31, 2018 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% annum (default rate of 12.9% annum), has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; however, it has yet to be repaid. Accordingly, this construction loan is in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan is $17.7 million. As the investment is a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2018. The fair value of the investment as of December 31, 2018 is $17.7 million. Subsequent to December 31, 2018, the Company commenced proceedings to foreclose on the underlying collateral.

•

Bridge Investments – The Company had five bridge investments with an aggregate committed principal amount of approximately $83.3 million. Three of these bridge investments amounting to an aggregate committed principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease-up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. The Company has a 49.9% Profits Interest in these three properties. Two of these bridge investments aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an aggregate of over 163,000 net rentable square feet, which loans bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% payment-in-kind (“PIK”) interest accruing and payable upon maturity of the loan. The Company also has a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each. The bridge investments are all issued and outstanding with a single borrower.

As of December 31, 2018, the aggregate committed principal amount of the Company’s development property investments and bridge investments was approximately $634.3 million and outstanding principal was $413.5 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(8)	$7,650	$7,648	$2	$9,057
7/31/2015	New Haven (2)(8)	6,930	6,827	103	8,350
8/14/2015	Raleigh (2)(8)	8,792	8,498	294	8,002
10/27/2015	Austin (2)(8)	8,658	7,817	841	7,763
9/20/2016	Charlotte 2 (2)(8)	12,888	11,445	1,443	12,793
11/17/2016	Jacksonville 2 (2)(8)	7,530	7,157	373	9,122
1/18/2017	Atlanta 3 (3)	14,115	8,711	5,404	9,337
1/31/2017	Atlanta 4 (2)	13,678	12,957	721	16,031
2/24/2017	Orlando 3 (2)	8,056	7,229	827	8,592
2/24/2017	New Orleans (2)	12,549	10,587	1,962	12,221
2/27/2017	Atlanta 5 (3)	17,492	14,095	3,397	15,371
3/1/2017	Fort Lauderdale (2)	9,952	7,604	2,348	10,475
3/1/2017	Houston (3)(7)	14,825	10,936	3,889	13,285
4/14/2017	Louisville 1 (2)(8)	8,523	6,979	1,544	8,540
4/20/2017	Denver 1 (3)	9,806	6,884	2,922	7,706
4/20/2017	Denver 2 (2)	11,164	10,235	929	12,403
5/2/2017	Atlanta 6 (2)	12,543	10,589	1,954	12,774
5/2/2017	Tampa 2 (3)	8,091	5,493	2,598	6,020
5/19/2017	Tampa 3 (2)	9,224	7,154	2,070	8,391
6/12/2017	Tampa 4 (2)	10,266	8,846	1,420	11,419

6/19/2017	Baltimore 1 (2)(4)	10,775	9,177	1,598	10,805
6/28/2017	Knoxville (2)(8)	9,115	7,717	1,398	8,652
6/29/2017	Boston 1 (2)(6)	-	-	-	2,614
6/30/2017	New York City 2 (2)(4)	26,482	24,760	1,722	28,102
7/27/2017	Jacksonville 3 (2)	8,096	6,836	1,260	8,251
8/30/2017	Orlando 4 (2)	9,037	6,769	2,268	8,264
9/14/2017	Los Angeles 1	28,750	8,692	20,058	8,418
9/14/2017	Miami 1	14,657	6,882	7,775	6,562
9/28/2017	Louisville 2 (2)(8)	9,940	8,691	1,249	10,652
10/12/2017	Miami 2 (4)	9,459	1,335	8,124	1,082
10/30/2017	New York City 3 (4)	14,701	4,835	9,866	4,383
11/16/2017	Miami 3 (4)	20,168	4,096	16,072	3,542
11/21/2017	Minneapolis 1	12,674	3,214	9,460	3,070
12/1/2017	Boston 2 (3)	8,771	3,978	4,793	4,246
12/15/2017	New York City 4	10,591	1,777	8,814	1,631
12/27/2017	Boston 3	10,174	2,563	7,611	2,402
12/28/2017	New York City 5	16,073	6,523	9,550	6,400
2/8/2018	Minneapolis 2 (3)	10,543	7,802	2,741	8,773
3/30/2018	Philadelphia (3)(4)	14,338	7,870	6,468	8,093
4/6/2018	Minneapolis 3	12,883	2,333	10,550	2,206
5/1/2018	Miami 9 (4)	12,421	2,803	9,618	2,564
5/15/2018	Atlanta 7	9,418	861	8,557	775
5/23/2018	Kansas City	9,968	1,228	8,740	1,137
6/7/2018	Orlando 5	12,969	800	12,169	673
6/12/2018	Los Angeles 2 (5)	9,298	4,597	4,701	4,581
11/16/2018	Baltimore 2	9,247	390	8,857	301
		$533,280	$314,220	$219,060	$355,831
Construction loans:
12/23/2015	Miami	17,733	17,733	-	17,733
		$17,733	$17,733	$-	$17,733
Total development property investments		$551,013	$331,953	$219,060	$373,564

Bridge investments (includes a profits interest):
3/2/2018	Miami 4 (2)(8)	20,201	20,201	-	22,823
3/2/2018	Miami 5 (2)(4)(8)	17,738	16,883	855	14,432
3/2/2018	Miami 6 (2)(8)	13,370	13,370	-	17,372
3/2/2018	Miami 7 (2)(4)(8)	18,462	17,581	881	15,971
3/2/2018	Miami 8 (2)(8)	13,553	13,472	81	13,785
Total bridge investments		$83,324	$81,507	$1,817	$84,383

Total investments reported at fair value		$634,337	$413,460	$220,877	$457,947

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest and fees accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of December 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

These investments contain a higher loan-to-cost (“LTC”) ratio and a higher interest rate, some of which interest is PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment.

(5)

This investment has a total project cost of $29.5 million of which a traditional bank is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

(6)

The Company’s loan was repaid in full through a refinancing initiated by the Company’s partner. The investment represents the Company’s 49.9% Profits Interest which was retained during the transaction.

(7)

On December 31, 2018, the Company increased the total commitment amount of this loan in exchange for a fee that was immediately advanced on the loan. The fee will be recognized into income in the future as earned and will be received in cash upon the repayment of the loan.

(8)	As of December 31, 2018, this investment was pledged as collateral to the Company’s Credit Facility.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2018:

Funded principal	$413,460
Adjustments:
Unamortized origination and other fees	(6,382)
Net unrealized gain on investments	50,953
Other	(84)
Fair value of investments	$457,947

As of December 31, 2017, the aggregate committed principal amount of the Company’s development property investments and operating property loans was approximately $523.8 million and outstanding principal was $213.1 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
6/10/2015	Atlanta 1 (2)(5)(8)	$8,132	$8,086	$46	$10,741
6/19/2015	Tampa 1 (2)(6)(8)	5,369	5,285	84	6,012
6/26/2015	Atlanta 2 (2)(5)(8)	6,050	5,769	281	8,631
6/29/2015	Charlotte 1 (2)(5)(8)	7,624	7,251	373	10,363
7/2/2015	Milwaukee (2)(8)	7,650	7,512	138	8,994
7/31/2015	New Haven (2)(8)	6,930	6,524	406	8,231
8/10/2015	Pittsburgh (2)(5)	5,266	4,798	468	6,774
8/14/2015	Raleigh (3)	8,792	5,550	3,242	5,889
9/30/2015	Jacksonville 1 (2)(5)(8)	6,445	5,988	457	8,913
10/27/2015	Austin (2)(8)	8,658	7,297	1,361	8,782
9/20/2016	Charlotte 2 (3)	12,888	5,453	7,435	5,686
11/17/2016	Jacksonville 2 (3)	7,530	4,971	2,559	5,818
1/4/2017	New York City 1 (2)(5)	16,117	14,914	1,203	18,892
1/18/2017	Atlanta 3	14,115	2,393	11,722	2,236
1/31/2017	Atlanta 4 (3)	13,678	7,040	6,638	7,147
2/24/2017	Orlando 3 (3)	8,056	3,144	4,912	3,335
2/24/2017	New Orleans	12,549	677	11,872	553
2/27/2017	Atlanta 5	17,492	4,971	12,521	4,739
3/1/2017	Fort Lauderdale	9,952	1,128	8,824	1,043
3/1/2017	Houston	13,630	3,633	9,997	3,547
4/14/2017	Louisville 1 (3)	8,523	2,932	5,591	3,083
4/20/2017	Denver 1	9,806	1,940	7,866	1,849
4/20/2017	Denver 2 (3)	11,164	5,442	5,722	5,849
5/2/2017	Atlanta 6	12,543	4,344	8,199	4,262
5/2/2017	Tampa 2	8,091	1,086	7,005	1,010
5/19/2017	Tampa 3	9,224	1,422	7,802	1,335
6/12/2017	Tampa 4	10,266	1,847	8,419	1,752
6/19/2017	Baltimore (4)	10,775	3,315	7,460	3,115
6/28/2017	Knoxville	9,115	1,351	7,764	1,265
6/29/2017	Boston 1 (3)	14,103	4,978	9,125	4,914
6/30/2017	New York City 2 (4)	26,482	18,042	8,440	17,576

7/27/2017	Jacksonville 3	8,096	1,134	6,962	1,053
8/30/2017	Orlando 4	9,037	2,059	6,978	1,960
9/14/2017	Los Angeles	28,750	7,533	21,217	7,398
9/14/2017	Miami 1	14,657	5,862	8,795	5,725
9/28/2017	Louisville 2	9,940	1,864	8,076	1,762
10/12/2017	Miami 2 (4)	9,459	1,014	8,445	820
10/30/2017	New York City 3 (4)	14,701	2,595	12,106	2,294
11/16/2017	Miami 3 (4)	20,168	3,508	16,660	3,099
11/21/2017	Minneapolis 1	12,674	1,150	11,524	1,023
12/1/2017	Boston 2	8,771	1,306	7,465	1,220
12/15/2017	New York City 4	10,591	927	9,664	823
12/27/2017	Boston 3	10,174	2,259	7,915	2,169
12/28/2017	New York City 5	16,073	4,303	11,770	4,178
		$500,106	$194,597	$305,509	$215,860

Construction loans:
12/23/2015	Miami (8)	17,733	12,492	5,241	12,373
		$17,733	$12,492	$5,241	$12,373
Total development property investments		$517,839	$207,089	$310,750	$228,233

Operating property loans:
7/7/2015	Newark (7)(8)	3,480	3,480	-	3,447
12/22/2015	Chicago (7)(8)	2,502	2,500	2	2,491
Total operating property loans		$5,982	$5,980	$2	$5,938

Total investments reported at fair value		$523,821	$213,069	$310,752	$234,171

(1)	Represents principal balance of loan gross of origination fees.
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

(5)	During the year ended December 31, 2018, the Company purchased its partner’s 50.1% Profits Interest in these investments.
(6)

During the year ended December 31, 2018, the underlying facility of this development property investment was sold to a third party. See further discussion of this transaction in Note 4, Fair Value of Financial Instruments.

(7)	This investment was fully repaid during the year ended December 31, 2018.
(8)	As of December 31, 2017, this investment was pledged as collateral to the Company’s Credit Facility or senior loan participation.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2017:

Funded principal	$213,069
Adjustments:
Unamortized origination fees	(5,081)
Net unrealized gain on investments	26,267
Other	(84)
Fair value of investments	$234,171

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

No loans, with the exception of the $17.7 million Miami construction loan, were in non-accrual status as of December 31, 2018, and no loans were in non-accrual status as of December 31, 2017.

All of the Company’s development property investments and bridge investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $442.6 million and $395.7 million, respectively, at December 31, 2018. These investees had revenues of approximately $4.9 million and operating expenses of $4.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, no individual investment comprised more than 20% of the Company’s net income.

For the year ended December 31, 2017, the total income (interest income and net unrealized gain on investment) from one development property investment with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the year ended December 31, 2017 of $4.9 million from the New York City 1 MSA development property investment with a Profits Interest.

The assets and liabilities of the New York City 1 MSA development property investment with a Profits Interest were $15.8 million and $14.7 million, respectively, at December 31, 2017. The revenues and operating expenses of the New York City 1 MSA development property investment with a Profits Interest were $16,000 and $0.2 million, respectively, for the year ended December 31, 2017. The New York City 1 MSA development property investment with a Profits Interest had not been closed as of December 31, 2016.

The assets and liabilities of the equity method investees excluding the New York City 1 MSA development property investment with a Profits Interest approximated $218.9 million and $179.7 million, respectively, at December 31, 2017. The revenues and operating expenses of the equity method investees excluding the New York City 1 MSA development property investment with a Profits Interest were $3.0 million and $2.5 million, respectively, for the year ended December 31, 2017.

For the year ended December 31, 2016, the total income (interest income and net unrealized gain on investment) from one development property investment with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the year ended December 31, 2016 of $3.6 million from the Atlanta 2 MSA development property investment with a Profits Interest.

The revenues and operating expenses of the Atlanta 2 MSA development property investment with a Profits Interest were $0.1 million and $0.3 million, respectively, for the year ended December 31, 2016. The revenues and operating expenses of the equity method investees excluding the Atlanta 2 MSA development property investment with a Profits Interest were $0.8 million and $1.5 million, respectively, for the year ended December 31, 2016.

For sixteen and thirteen of the Company’s development property investments with a Profits Interest as of December 31, 2018 and 2017, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of December 31, 2018 and 2017.

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

On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest for $1.7 million and assumed liabilities of $0.3 million. Accordingly, as of February 20, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

On August 31, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte 1 development property investment with a Profits Interest for $3.1 million. Accordingly, as of August 31, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

On December 21, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the New York City 1 development property investment with a Profits Interest for $3.8 million. Accordingly, as of December 21, 2018, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements.

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

The following table shows the Company’s basis as of the date of acquisition for the facilities acquired during the year ended December 31, 2018:

	Jacksonville 1	Atlanta 1	Atlanta 2	Pittsburgh	Charlotte 1	New York City 1	Totals
Development property investment at fair value	$8,913	$10,788	$8,666	$6,914	$9,596	$21,513	$66,390
Cash consideration, inclusive of transaction costs (1)	2,625	2,342	2,960	1,719	3,061	3,845	16,552
Assumed liabilities (2)	-	-	-	252	-	-	252
Net property working capital acquired	95	41	40	40	89	90	395
Total cost basis	$11,633	$13,171	$11,666	$8,925	$12,746	$25,448	$83,589
(1)	Includes $0.1 million of cash consideration payable in nine months and $69,000 of transaction costs incurred but not yet paid as of December 31, 2018.
(2)	Included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet as of December 31, 2018.

The following table shows the Company’s basis as of the date of acquisition for the facility acquired during the year ended December 31, 2017:

Development property investment at fair value	$12,919
Cash consideration paid, inclusive of transaction costs	2,856
Net property working capital acquired	52
Total cost basis	$15,827

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Land	$10,797	$1,505
Building and improvements	85,067	13,720
In-place leases	3,552	602
Property equipment	13	-
Construction-in-progress	670	-
Accumulated depreciation and amortization	(3,897)	(472)
Self-storage real estate owned	$96,202	$15,355

The following table shows the impact of these real estate investments on the Company’s accompanying Consolidated Statement of Operations for the years ended December 31, 2018 and 2017:

	Year ended	Year ended
	December 31, 2018	December 31, 2017
Rental and other property-related income from real estate owned	$3,499	$530

Property operating expenses of real estate owned	(1,712)	(271)
Depreciation and amortization expense	(3,425)	(472)
Total expenses of real estate owned	$(5,137)	$(743)

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825‑10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option of accounting for its development property investments, bridge investments and operating property loan investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in self-storage development projects.

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

Level 1‑	Quoted prices for identical assets or liabilities in an active market.

Level 2‑

Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3‑	Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, other loans, receivables, the secured revolving credit facility, term loans, senior loan participation and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as

Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and senior loan participations are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The following table summarizes the instruments categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date.

Level 3

Development property investments with a profits interest and bridge investments (a)

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

Level 3

An option-pricing method (“OPM”) framework is utilized to calculate the value of the Profits Interests. At certain stages in the investments life cycle (as described subsequently), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

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

Operating property loans	Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable.	Level 3

(a)	Certain of the Company’s development property investments include Profits Interests.

The Company’s development property investments, bridge investments and operating property loan investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an OPM that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the eight development property investments that were 40% complete but for which construction was not substantially complete at December 31, 2018, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty-seven development property and bridge investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at December 31, 2018. For the Company’s development property and bridge investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2018 and 2017. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of December 31, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property	Income approach analysis	Market yields/discount rate	4.72 - 13.09%	9.48%
investments and bridge investments (a)		Exit date (d)	2.25 - 5.95 years	3.44 years

Development property	Option pricing model	Volatility	53.25 - 94.30%	75.10%
investments with a profits interest		Exit date (d)	2.25 - 5.95 years	3.44 years
and bridge investments (b)		Capitalization rate (c)	4.75 - 6.00%	5.42%
		Discount rate (c)	7.75 - 11.74%	8.83%

(a)

The valuation technique for the development property investments with a Profits Interest does not differ from the development property investments without a Profits Interest. Therefore, this line item focuses on all development property investments, including those with a Profits Interest. The significant unobservable inputs associated with the construction loan presented as a development property investment are not included as the fair value was determined based on the fair value of the underlying collateral. The fair value of the underlying collateral was determined using a market comparable approach and an income approach based on a capitalization rate within the range provided above for capitalization rates associated with development property investments with a profits interest.

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

(d)	The exit dates for the development property investments and bridge investments are generally the estimated date of stabilization of the underlying property.

As of December 31, 2017
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments (a)	Income approach analysis	Market yields/discount rate	7.83 - 10.62%	9.00%
		Exit date (d)	0.08 - 6.71 years	2.96 years

Development property investments with a profits interest (b)	Option pricing model	Volatility	63.94 - 94.03%	74.08%
		Exit date (d)	0.42 - 6.71 years	3.12 years
		Capitalization rate (c)	5.50 - 6.15%	5.51%
		Discount rate (c)	8.50 - 9.15%	8.51%

Operating property loans	Income approach analysis	Market yields/discount rate	6.08 - 7.01%	6.47%
		Exit date (d)	3.98 - 4.65 years	4.37 years

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2018	December 31, 2017
Up 25 basis points	$(1.9)	$(1.2)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.0	1.2

Up 50 basis points	(3.9)	(2.3)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.1	2.4

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of the Company’s development investments containing Profits Interests. Generally, an increase in the capitalization rate assumption may result in a decrease in the fair value of the Company’s investments. The following fluctuations in the capitalization rates would have had the following impact on the fair value of the Company’s investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2018	December 31, 2017
Up 25 basis points	$(8.9)	$(2.8)
Down 25 basis points	9.8	3.1

Up 50 basis points	(17.0)	(5.3)
Down 50 basis points	20.5	6.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no gains or losses attributable to changes in instrument-specific credit risk in the years ended December 31, 2018, 2017 and 2016.

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

The following tables present changes in investments that use Level 3 inputs:

	Year ended December 31,
	2018	2017
Balance at beginning of period	$234,171	$105,007
Realized gains	(619)	-
Unrealized gains	43,564	10,804
Fundings of principal and change in unamortized origination fees	257,454	150,217
Repayments of loans	(33,047)	(27,513)
Payment-in-kind interest	22,814	8,575
Reclassification of self-storage real estate owned	(66,390)	(12,919)
Net transfers in or out of Level 3	-	-
Balance at end of period	$457,947	$234,171

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
	$725

As of December 31, 2018 and 2017, the total net unrealized appreciation on the investments that use Level 3 inputs was $51.0 million and $26.3 million, respectively.

For the years ended December 31, 2018 and 2017, substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of December 31, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million as of December 31, 2018. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments.  As of December 31, 2018, the SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,250	$1,617	$14,338
5/14/2015	Miami 2 (2)(3)	14,849	13,961	888	14,562
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,352	878	16,409
4/15/2016	Washington DC (3)	17,269	17,005	264	19,200
4/29/2016	Atlanta 1 (3)(4)	10,223	9,915	308	11,352
7/19/2016	Jacksonville (3)(4)	8,127	7,422	705	11,406
7/21/2016	New Jersey (3)	7,828	5,749	2,079	6,717
8/15/2016	Atlanta 2 (3)(4)	8,772	8,293	479	9,004
8/25/2016	Denver (3)(4)	11,032	10,221	811	12,716
9/28/2016	Columbia (3)	9,199	8,868	331	9,972
12/22/2016	Raleigh (3)	8,877	8,432	445	9,450
	Total	$123,273	$114,468	$8,805	$135,126

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.

(3)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	On January 28, 2019, the SL1 Venture purchased its developer partner’s 50.1% equity interest in this investment. As a result, the SL1 Venture now wholly owns the self-storage property.

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest for an aggregate purchase price of $12.1 million. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties.

As of December 31, 2018, the SL1 Venture had total assets of $135.2 million and total liabilities of $0.5 million. During the year ended December 31, 2018, the SL1 Venture had net income of $13.8 million, of which $1.5 million was allocated to the Company and $12.3 million was allocated to HVP III under the HLBV method. At December 31, 2018, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

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

During the year ended December 31, 2016, the SL1 Venture had net income of $1.1 million, of which $1.2 million was allocated to the Company and a loss of $0.1 million was allocated to HVP III under the HLBV method.

In accordance with the JV Agreement, for each development property investment, the borrower must deliver to the SL1 Venture a completion guarantee whereby the borrower agrees to cover all costs in excess of the agreed-upon budget amount. Additionally, the Company is required to deliver to the SL1 Venture a backstop completion guarantee for each development property investment to guarantee completion in the event the borrower does not satisfy its obligations. The Company concluded that the likelihood of loss is remote and assigned no value to these guarantees as of December 31, 2018 and 2017. As of December 31, 2018, all of the development property investments included in the SL1 Venture were open and operating or construction was substantially complete.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of December 31, 2018 and 2017.

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

For four of the SL1 Venture development property investments with a Profits Interest, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put options, if exercised, require the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put options at December 31, 2018 and 2017.

6. VARIABLE INTEREST ENTITIES

Development Property Investments and Bridge Investments

The Company holds variable interests in its development property investments and bridge investments. The Company has determined that these investees qualify as VIEs because the entities do not have enough equity to finance their activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the development property VIEs, the Company identified the activities that most significantly impact the development property VIEs’ economic performance. Such activities are (1) managing the construction and operations of the project, (2) selecting the property manager, (3) making financing decisions, (4) authorizing capital expenditures and (5) disposing of the property. Although the Company has certain participating and protective rights, it does not have the power to direct the activities that most significantly impact the development property VIEs’ economic performance and is not the primary beneficiary; therefore, the Company does not consolidate the development property VIEs.

The Company has recorded assets of $457.9 million and $228.2 million at December 31, 2018 and 2017, respectively, for its variable interest in the development property and bridge investment VIEs which is included in the development property investments and bridge investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge investment VIEs is as follows:

	December 31,
	2018	2017
Assets recorded related to VIEs	$457,947	$228,233
Unfunded loan commitments to VIEs	220,877	310,750
Maximum exposure to loss	$678,824	$538,983

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of December 31, 2018 and 2017, the Company’s remaining unfunded commitment to the SL1 Venture is $0.9 million and $3.4 million, respectively. At December 31, 2018 and 2017, the Company had $0.4 million and $3.2 million, respectively, in advances to the SL1 Venture.

7. DEBT

Credit Facility

On December 28, 2018, the Operating Company entered into an amended and restated senior secured revolving credit facility of up to $235 million with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Raymond James Bank, N.A. and BMO Capital Markets Corp., as joint lead arrangers and syndication agents, and the other lenders party thereto (the “Credit Facility”). Pursuant to an accordion feature, the Operating Company may from time to time increase the commitments up to an aggregate amount of $400 million, subject to, among other things, an absence of default under the Credit Facility, as well as receiving commitments from lenders for the additional amounts. The Operating Company typically uses borrowings under the Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On December 28, 2018, the Company and certain wholly-owned subsidiaries of the Operating Company (the “Subsidiaries”) entered into an Unconditional Guaranty of Payment and Performance whereby they have agreed to unconditionally guarantee the obligations of the Operating Company under the Credit Facility. The Credit Facility is secured by a portion of the Company’s investments made through the Subsidiaries, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Credit Facility. The Credit Facility has a scheduled maturity date on December 28, 2021, with two one-year extension options to extend the maturity of the facility to December 28, 2023. Borrowings under the Credit Facility are secured by three different pools of collateral: the first consisting of the Company’s mortgage loans extended to developers, the second consisting of certain non-stabilized self-storage properties owned by the Company and the third consisting of certain stabilized self-storage properties owned by the Company or one of its wholly-owned subsidiaries.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by Company mortgage loans, the borrowing base availability is the lesser of (i) 60% of the outstanding balance of the Company mortgage loans and (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility secured by the Company mortgage loans to be greater than 50% of the underlying real estate asset fair value securing the Company mortgage loans. For loans secured by non-stabilized self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by the non-stabilized self-storage properties to be greater than 60% of the as-stabilized value of such non-stabilized self-storage properties, (ii) the maximum principal amount which would not cause the outstanding loans under the Credit Facility to be greater than 75% of the total development cost of the non-stabilized self-storage properties, and (iii) whichever of the following is then applicable: (a) the maximum principal amount that would not cause the ratio of (1) stabilized net operating income from the non-stabilized self-storage properties included in the borrowing base divided by (2) an implied debt service coverage amount to be less than 1.35 to 1.00, (b) for any underlying real estate asset securing the non-stabilized self-storage properties that has been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such non-stabilized self-storage properties divided by (2) an implied debt service amount to be less than 0.50 to 1.00, and (c) for any underlying real estate asset securing the non-stabilized self-storage properties that has been included in the borrowing base for greater than 30 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such non-stabilized self-storage properties divided by (2) an implied debt service amount to be less than 1.00 to 1.00. For loans secured by stabilized self-storage properties, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Credit Facility secured by the underlying real estate asset securing the stabilized self-storage properties to be greater than 65% of the value of such self-storage properties and (ii) the maximum principal amount that would not cause the ratio of (i) aggregate adjusted net operating income from the underlying real estate asset securing such stabilized self-storage properties included in the borrowing base divided by (ii) an implied debt service coverage amount to be less than 1.30 to 1.00.

The Credit Facility includes certain requirements that may limit the borrowing capacity available to the Company from time to time. Under the terms of the Credit Facility, the outstanding principal balance of the revolving credit loans, swing loans and letter of credit liabilities under the Credit Facility may not exceed the borrowing base availability.

Each loan made under the Credit Facility bears interest at either, at the Operating Company’s election, (i) a base rate plus a margin of 1.25%,  1.75% or 2.25% or (ii) LIBOR plus a margin of 2.25%,  2.75% or 3.25%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of either 0.25% or 0.30% per annum, depending on the amount outstanding under the Credit Facility at the time, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

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
•

a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility;

•	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds;
•	when aggregate loan commitments under the Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness;
•

liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the three months following each date of determination and (b) $50 million for the period between December 31, 2018 and December 31, 2019 or on and after January 1, 2020, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $50 million; and

•

a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to the Company’s consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

As of December 31, 2018, the Company had no outstanding borrowings under the Credit Facility and $91.3 million was available for borrowing under the Credit Facility.

As of December 31, 2018, the Company was in compliance with all of its financial covenants of the Credit Facility.

As of December 31, 2018 and 2017, certain of the Company’s development property investments, bridge investments, and operating property loans as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Credit Facility. In addition, as of December 31, 2018 and 2017, the New York City 1 and the Orlando 1/2 owned properties, respectively, which are included in self-storage real estate owned, net, were pledged as collateral against the Credit Facility.

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

The FirstBank Term Loans contain customary representations and warranties and affirmative and negative covenants. The FirstBank Term Loans contain a financial covenant that requires the Operating Company to maintain a debt service coverage ratio of 1.35 to 1. The debt service coverage ratio will be calculated pursuant to the terms of the Credit Facility. FirstBank is a lender under the Credit Facility. The FirstBank Term Loans also contain a covenant that requires the Operating Company to maintain a loan to value ratio on the outstanding balance of the loan that does not exceed the loan to value ratio at closing.

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

As of December 31, 2018, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

Senior Participation

On May 27, 2016, the Company sold a senior participation in a construction loan on a facility in the Miami, Florida MSA (“the Miami A Note”), having a commitment amount of $17.7 million in exchange for a commitment by the bank to provide net proceeds of $10.0 million to fund construction draws under the construction loan (the “Miami A Note Sale”) once the total outstanding principal balance exceeded $7.7 million. The Miami A Note Sale was effected pursuant to a participation agreement between the bank and the Company (the “Miami Participation Agreement”). Under the Miami Participation Agreement, the Company continued to service the underlying loan as long as it was not in default under the Miami Participation Agreement. The bank had the option to “put” the senior participation to the Company in the event the underlying borrower defaulted on the underlying loan or if the Company defaulted under the Miami Participation Agreement. As part of the Participation Agreement, the Company maintained a minimum aggregate balance of $0.5 million in depository or money market accounts at the bank, and if such balance was not maintained, the interest rate would have increased. The Company paid to the bank interest on the outstanding balance of the Miami A Note at the rate of 30-day LIBOR plus 3.10%.  The Company also paid a loan fee of 100 basis points, or $0.1 million upon closing of the loan. The Miami A Note initially had a maturity date of July 1, 2017. On March 31, 2018, the maturity date was extended to June 30, 2018. The Company repurchased the Miami A Note on June 19, 2018. There was no outstanding balance for the Miami A Note as of December 31, 2018.

As of December 31, 2017, the Miami development property investment was pledged as collateral against the Company’s senior participation.

The table below details the bank commitment and outstanding balance of the Company’s senior participation at December 31, 2017:

	Commitment by Bank	Amount Borrowed	Remaining Funds	Interest Rate	Effective Interest Rate at December 31, 2017	Maturity Date(1)
Miami A Note	$10,001	$732	$9,269	30-day LIBOR + 3.10%	4.66%	January 31, 2018
Unamortized fees		(14)
Net balance		$718

(1)	On January 30, 2018, the maturity date was extended to March 31, 2018. On March 31, 2018, the maturity date was extended to June 30, 2018. On June 19, 2018, the Company repurchased the Miami A Note.

8. STOCKHOLDERS’ EQUITY

The Company had 20,430,218 and 14,429,055 shares of common stock issued and outstanding, which included 159,165 and 185,002 shares of non-vested restricted stock, as of December 31, 2018 and 2017, respectively. The Company had 125,000 and 40,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2018 and 2017, respectively. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of December 31, 2018.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. On December 7, 2018, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under the ATM Program of up to $75.0 million. As of December 31, 2018, the Company has issued and sold an aggregate of 2,281,774 shares of common stock at a weighted average price of $21.79 per share under the ATM Programs, receiving net proceeds after commissions and other offering costs of $48.3 million.

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

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of December 31, 2018, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of December 31, 2018, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of December 31, 2018 and 2017,  363,587 and 288,254 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested during the year ended December 31, 2018, 70,834 will vest in 2019,  70,829 will vest in 2020 and 17,502 will vest in 2021. Additionally, 1,667 were forfeited during each of the years ended December 31, 2018 and 2016.  Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $1.9 million, $1.3 million and $1.1 million of stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, 2017 and 2016, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $2.1 million, $2.7 million and $2.0 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 1.8 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the years ended December 31, 2018 and 2017 is as follows:

	Year ended December 31,
	2018		2017
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at beginning of period,	185,002	$21.58	120,001	$20.10
Granted	75,333	19.18	111,414	22.59
Vested	(99,503)	18.48	(46,413)	20.28
Forfeited	(1,667)	18.10	-	-
Nonvested at end of period,	159,165	$18.39	185,002	$21.58

Nonvested restricted shares of common stock receive dividends which are nonforfeitable.

Series A Preferred Stock Private Placement

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. (collectively, the “Buyers”) relating to the issuance and sale, from time to time until the second anniversary of the Effective Date (such period, the “Commitment Period”), of up to $125 million in shares of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Liquidation Value”). The sale of shares of Series A Preferred Stock pursuant to the Purchase Agreement may occur from time to time, in minimum monthly increments of $5 million, maximum monthly increments of $15 million and maximum increments of $35 million over any rolling three month period, all to be completed during the Commitment Period. The Company has issued all shares of Series A Preferred Stock available for issuance under the Purchase Agreement and the Articles Supplementary except for shares of Series A Preferred Stock issuable as in-kind dividends.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of and for the year ended December 31, 2018.

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

Pursuant to the Series A Articles Supplementary, the Company increased the size of its Board by one director and elected James Dondero, as representative of the Buyers, to the Board for a term expiring at the Company’s 2017 annual meeting of stockholders (Mr. Dondero has subsequently been reelected to the Board for a term expiring at the Company’s 2019 annual meeting of stockholders). Thereafter, so long as any shares of the Series A Preferred Stock are outstanding, the holders of the Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our Board of Directors. If the Company has not paid the full amount of the Cash Distribution or the Stock Dividend on the shares of the Series A Preferred Stock for six or more quarterly dividend periods (whether or not consecutive), the Company will increase the size of the Board by two directors and the holders of the Company’s Series A Preferred Stock are entitled to elect two additional directors to serve on our Board of Directors until the Company pays in full all accumulated and unpaid Cash Distributions and Stock Dividends.

Further, at any time that the Series A Preferred Stock remains outstanding, if Dean Jernigan, the Company’s current Executive Chairman of the Board, voluntarily leaves the position (a “Key Man Event”), the holders of the Series A Preferred Stock shall have the right to accept or reject the service of any person as CEO (or such person serving as the principal executive officer) of the Company.

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

On October 31, 2018, the Company declared a (i) cash distribution of $17.89 per share of Series A Preferred Stock, payable on January 15, 2019, to holders of Series A Preferred Stock of record on the close of business on January 1, 2019, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on January 15, 2019, to holders of Series A Preferred Stock of record on the close of business on January 1, 2019.

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

As of December 31, 2018, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.4 million under the Preferred ATM Program.

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

9. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2018:

Date declared	Record date	Payment date	Per share amount	Total amount
February 28, 2018	April 2, 2018	April 13, 2018	$0.35	$5,056
May 2, 2018	July 2, 2018	July 13, 2018	0.35	6,739
July 31, 2018	October 1, 2018	October 15, 2018	0.35	6,777
October 31, 2018	January 2, 2019	January 15, 2019	0.35	7,150

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2018:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
February 28, 2018	April 1, 2018	April 13, 2018	$12.12	$909
May 2, 2018	July 1, 2018	July 13, 2018	16.07	1,767
July 31, 2018	October 1, 2018	October 15, 2018	15.81	1,977
October 31, 2018	January 1, 2019	January 15, 2019	17.89	2,236

Stock dividend:
February 28, 2018	April 1, 2018	April 13, 2018 (1)	$28.33	$2,125
May 2, 2018	July 1, 2018	July 13, 2018 (2)	19.32	2,125
July 31, 2018	October 1, 2018	October 15, 2018 (3)	17.00	2,125
October 31, 2018	January 1, 2019	January 15, 2019 (4)	17.00	2,125
(1)	120,028 shares of common stock were issued at the election of the Holders
(2)	111,199 shares of common stock were issued at the election of the Holders
(3)	109,494 shares of common stock were issued at the election of the Holders
(4)	2,125 shares of Series A Preferred Stock were issued at the election of the Holders

The following table summarizes the Company’s dividends declared on its Series B Preferred Stock during the year ended December 31, 2018:

Date declared	Record date	Payment date	Per share amount	Total amount
February 28, 2018	April 2, 2018	April 13, 2018	$0.37431	$561
May 2, 2018	July 2, 2018	July 13, 2018	0.43750	688
July 31, 2018	October 1, 2018	October 15, 2018	0.43750	688
October 31, 2018	January 2, 2019	January 15, 2019	0.43750	688

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2017:

Date declared	Record date	Payment date	Per share amount	Total amount
March 7, 2017	April 3, 2017	April 14, 2017	$0.35	$3,149
May 3, 2017	July 3, 2017	July 14, 2017	0.35	4,983
August 1, 2017	October 2, 2017	October 13, 2017	0.35	4,983
November 1, 2017	January 2, 2018	January 12, 2018	0.35	5,051

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2017:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
March 7, 2017	April 1, 2017	April 14, 2017	$17.50	$175
May 3, 2017	July 1, 2017	July 14, 2017	17.69	177
August 1, 2017	October 1, 2017	October 13, 2017	17.89	179
November 1, 2017	January 1, 2018	January 12, 2018	9.48	379

Stock dividend:
March 7, 2017	April 1, 2017	April 15, 2017 (1)	$37.10	$371
May 3, 2017	July 1, 2017	-	-	-
August 1, 2017	October 1, 2017	October 13, 2017 (2)	13.15	131
November 1, 2017	January 1, 2018	January 12, 2018 (3)	1.11	44
(1)	16,497 shares of common stock were issued at the election of the Holders
(2)	6,703 shares of common stock were issued at the election of the Holders
(3)	2,222 shares of common stock were issued at the election of the Holders

10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the years ended December 31, 2018, 2017 and 2016, the Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Year ended December 31,
Shares outstanding	2018	2017	2016
Weighted average common shares - basic	17,111,035	11,735,455	6,060,100
Effect of dilutive securities	173,125	173,057	152,548
Weighted average common shares, all classes	17,284,160	11,908,512	6,212,648

Calculation of Earnings per Share - basic
Net income	$54,366	$14,559	$16,017
Less:
Net income allocated to preferred stockholders	18,014	1,456	996
Net income allocated to unvested restricted shares (1)	364	188	345
Net income attributable to common shareholders – two-class method	$35,988	$12,915	$14,676

Weighted average common shares - basic	17,111,035	11,735,455	6,060,100
Earnings per share - basic	$2.10	$1.10	$2.42

Calculation of Earnings per Share - diluted
Net income	$54,366	$14,559	$16,017
Less:
Net income allocated to preferred stockholders	18,014	1,456	996
Net income attributable to common shareholders – two-class method	$36,352	$13,103	$15,021

Weighted average common shares - diluted	17,284,160	11,908,512	6,212,648
Earnings per share - diluted	$2.10	$1.10	$2.42

(1)    Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the years ended December 31, 2018, 2017 and 2016.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at December 31, 2018 and 2017 were $440.2 million and $215.9 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $66.2 million, $18.0 million and $21.4 million for the years ended December 31, 2018,  2017 and 2016, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $14.2 million and $13.9 million at December 31, 2018 and 2017, respectively, and the earnings from this venture were $1.5 million, $2.3 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Management Agreement

As of December 31, 2018, the Company did not have any employees. The Company relies on the personnel, properties and resources of the Manager to conduct its operations. The Company and the Manager are parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, the Manager is responsible for (a) the Company’s day-to-day operations (including finance, accounting and investor relations),  (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, (d) sourcing, analyzing, procuring and managing the Company’s capital and (e) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

The initial term of the Management Agreement will expire on March 31, 2020, with up to a maximum of three one-year extensions that end on March 31, 2023. The Company’s independent directors will review the Manager’s performance annually. At the end of the initial term and any extension term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors if such independent directors determine: (a) the Manager has performed its duties in an unsatisfactory manner that is materially detrimental to the Company; or (b) the compensation payable to the Manager is not fair, subject to the Manager’s right to prevent termination based on unfair compensation by accepting a reduction of compensation agreed to by at least two-thirds of the independent directors. The Company is required to provide the Manager with a minimum 180 days’ prior notice of such a termination. Upon such a termination, the Company will pay the Manager a Termination Fee except as provided below in the subsection entitled “Termination of Management Agreement”.

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

Management Fees

Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity for purposes of calculating the base management fee could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $6.7 million,  $3.5 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Incentive Fee

The Manager may also earn an incentive fee each fiscal quarter (or part thereof that the Management Agreement is in effect) payable in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

Incentive Fee = .20 times (A minus (B times .08)) minus C

In the foregoing formula:

•	A equals the Company’s Core Earnings (as defined below) for the previous 12‑month period;
•

B equals (i) the weighted average of the issue price per share of the Company’s common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12‑month period and (ii) shares of common stock issuable upon conversion of outstanding OC Units); and

•	C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12‑month period.

Notwithstanding application of the incentive fee formula, any incentive fee earned shall not be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that the Company has not yet acquired). The amount will be adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the Manager and the Company’s independent directors and after approval by a majority of the independent directors. In addition, with respect to any self-storage facility acquired by the Company with respect to which it had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser, mutually agreed to by the Company and the Manager, who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any one of the Company’s loans secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of the Company’s unrealized gain on account of its acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

The Manager computes the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors.  The incentive fee earned for the year ended December 31, 2018 was $0.7 million, is primarily due to the purchases of developer interests in six self-storage projects during the year, and is presented in the Fees to Manager line item in the Company’s Consolidated Statements of Operations. No incentive fee was earned for any quarter in the years ended December 31, 2017 and 2016.

At December 31, 2018 and 2017, the Company had outstanding fees due to Manager of $3.3 million and $1.5 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement provides that the Company will reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $3.8 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Termination of Management Agreement

In the event that the Company terminates the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. If the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the 1940 Act, then the Company shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24‑month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) a price, based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA”, annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on our achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on our achieved total return (the “Internalization Price”).

The EBITDA and Capitalization Percentage are as follows based on our total annual return:

Total Annual Return	EBITDA Multiple	Capitalization %
<8%	5x	5%
8% to 12%	5.5x	5.5%
>12%	6x	6%

Any Termination Fee will be payable by the Operating Company in cash.

The Company also may terminate the Management Agreement at any time, including during the initial term, without the payment of any Termination Fee, with 30 days’ prior written notice from the Board of Directors, for cause. “Cause” is defined as: (i) the Manager’s continued breach of any material provision of the Management Agreement following a prescribed period; (ii) the occurrence of certain events with respect to the bankruptcy or insolvency of the Manager; (iii) a change of control of the Manager that a majority of the Company’s independent directors determines is materially detrimental to the Company;  (iv) the Manager committing fraud against the Company, misappropriating or embezzling our funds, or acting grossly negligent in the performance of its duties under the Management Agreement; (v) the dissolution of the Manager; (vi) the Manager fails to provide adequate or appropriate personnel that are reasonably necessary for the Manager to identify investment opportunities for the Company and to manage and develop the Company’s investment portfolio if such default continues uncured for a period of 60 days after written notice thereof, which notice must contain a request that the same be remedied; (vii) the Manager is convicted (including a plea of nolo contendere) of a felony; or (viii) both the current Executive Chairman and the current CEO are no longer senior executive officers of the Manager or the Company during the term of the Management Agreement other than by reason of death or disability.

Internalization of Manager

No later than 180 days prior to the end of the initial term of the Management Agreement, the Manager will offer to contribute to the Operating Company at the end of the initial term all of the assets or equity interests in the Manager (an “Internalization Transaction”). Such offer shall specify an internalization price and such terms and conditions as the Manager shall determine.

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

Under the Management Agreement, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date and all assets of the Manager (or, alternatively, all of the equity interests in the Manager) shall be conveyed to and acquired by the Operating Company in exchange for the Internalization Price (as described herein). At such time, all employees of the Manager shall become employees of the Operating Company and the Manager shall discontinue all business activities. Unlike an Internalization Transaction that occurs prior to the end of the final renewal term of the Management Agreement, an Internalization Transaction that occurs at the end of the final renewal term shall not require a fairness opinion, the approval of a special committee of the Company’s Board of Directors or the approval of the Company’s stockholders.

The “Internalization Price” payable in the event of an Internalization Transaction at the end of the last renewal term shall be equal to the Termination Fee and the Company’s Board of Directors has no discretion to change such Internalization Price or the conditions applicable to its payment.

The Internalization Price paid to the Manager in any Internalization Transaction will be payable by the Operating Company in the number of units of limited liability company interests (“OC Units”) of the Operating Company equal to the Internalization Price, divided by the volume-weighted average of the Company’s closing market price of the common stock for the ten consecutive trading days immediately preceding the date with respect to which value must be determined. However, if the Company’s common stock is not traded on a national securities exchange at the time of closing of any Internalization Transaction, then the number of OC Units shall be determined by agreement between the Company’s Board of Directors and the Manager or, in the absence of such agreement, the Internalization Price shall be paid in cash.

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

Restructuring costs reflected in the accompanying Consolidated Statements of Operations relate primarily to one-time termination benefits and lease termination costs. The Company recognizes these severance and other charges when the requirements of ASC 420, Exit or Disposal Cost Obligations, have been met regarding a plan of termination and when communication has been made to employees. During the years ended December 31, 2018 and 2017, the Company incurred no restructuring costs. During the year ended December 31, 2016, the Company incurred $54,000 in restructuring costs in the Consolidated Statements of Operations.

	Year ended December 31, 2018
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2017	costs incurred	payments	activity	December 31, 2018	incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	36	-	(36)	-	-	187
Other	-	-	-	-	-	13
Total restructuring costs	$36	$-	$(36)	$-	$-	$330

	Year ended December 31, 2017
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2016	costs incurred	payments	activity	December 31, 2017	incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	79	-	(43)	-	36	187
Other	-	-	-	-	-	13
Total restructuring costs	$79	$-	$(43)	$-	$36	$330

	Year ended December 31, 2016
						Total cumulative
						restructuring costs
	Restructuring				Restructuring	incurred or
	costs liability at	Restructuring	Cash	Non-cash	costs liability at	expected to be
Cost Type	December 31, 2015	costs incurred	payments	activity	December 31, 2016	incurred
Severance	$-	$-	$-	$-	$-	$97
Fixed asset disposal	-	-	-	-	-	33
Lease termination	85	64	(70)	-	79	187
Other	10	-	-	(10)	-	13
Total restructuring costs	$95	$64	$(70)	$(10)	$79	$330

13. COMMITMENTS AND CONTINGENCIES

As described in Note 3, Self-Storage Investment Portfolio, the Company has $220.9 million of unfunded loan commitments related to its investment portfolio. As described in Note 5, Investment in Real Estate Venture, the Company has $0.9 million of unfunded loan commitments to the SL1 Venture. As described in Note 2,  Significant Accounting Policies, the Company has $2.2 million of unfunded loan commitments related to seven revolving loan agreements.

The following table summarizes the maturities of the Company’s FirstBank Term Loans as of December 31, 2018:

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)(3)	$-	$-	$24,900	$-	$-	$-	$24,900
(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30‑day LIBOR plus a spread of 2.25%.
(3)

Does not reflect any borrowings under the Company’s Credit Facility as there were no amounts outstanding under the Credit Facility as of December 31, 2018. The Credit Facility has a maturity date of December 28, 2021, with two one-year extension options to extend the maturity date to December 28, 2023.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims that could materially impact its financial position, results of operations, or cash flows.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2018:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2018:
Total revenues	$5,216	$7,241	$9,091	$9,666
Net income	$5,354	$10,797	$15,964	$22,251
Net income attributable to common stockholders	$1,759	$6,217	$11,174	$17,202
Net income per common share - basic	$0.12	$0.40	$0.58	$0.87
Net income per common share - diluted	$0.12	$0.40	$0.57	$0.87

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2017:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2017:
Total revenue	$2,301	$2,599	$3,361	$3,930
Net income	$1,783	$5,194	$4,457	$3,125
Net income attributable to common stockholders	$1,237	$5,017	$4,147	$2,702
Net income per common share - basic	$0.14	$0.50	$0.29	$0.19
Net income per common share - diluted	$0.14	$0.50	$0.29	$0.19

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the year ended December 31, 2018.

Investment Activity

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest for an aggregate purchase price of $12.1 million. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties.

Subsequent to December 31, 2018, the Company closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
3/1/2019	New York City 6	$18,796
	Total	$18,796

Capital Activities

As of December 31, 2018, the Company had no borrowings under the Credit Facility. As of February 28, 2019, the Company has $21.0 million outstanding of $118.0 million in total availability under the Credit Facility.

On January 18, 2019, one of the Company’s wholly-owned subsidiaries entered into a loan agreement with respect to a term loan with a principal amount of $9.2 million. This loan is secured by a first mortgage on the Company’s wholly-owned self-storage facility located in Charlotte, North Carolina. As a condition to the lender providing the loan, the Company has agreed to unconditionally guarantee the subsidiary’s obligations under the loan pursuant to guaranty agreements with the lender.

First Quarter Dividend Declarations

On February 22, 2019, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2019. The dividends are payable on April 15, 2019 to holders of Series A Preferred Stock of record on April 1, 2019.

On February 22, 2019, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of  $0.4375 per share for the quarter ending March 31, 2019. The dividends are payable on April 15, 2019 to holders of Series B Preferred Stock of record on April 1, 2019.

On February 22, 2019, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending March 31, 2019. The dividend is payable on April 15, 2019 to stockholders of record on April 1, 2019.

JERNIGAN CAPITAL, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2018

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost			December 31, 2018
	Square			Buildings and	Costs Subsequent		Buildings and		Accumulated	Year
Description	Footage	Debt	Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation (1)	Acquired
Ocoee, FL	93,965	9,150	1,505	14,322	1	1,505	14,323	15,828	1,177	2017
Marietta, GA	66,187	7,125	1,500	10,166	3	1,500	10,169	11,669	645	2018
Alpharetta, GA	71,718	8,625	3,407	9,764	3	3,407	9,767	13,174	659	2018
Fleming Island, FL	59,848	-	1,438	10,195	5	1,438	10,200	11,638	835	2018
Pittsburgh, PA	47,794	-	316	8,609	671	316	9,280	9,596	274	2018
Mallard Creek, NC	85,350	-	1,445	11,301	-	1,445	11,301	12,746	267	2018
Bay Shore, NY	105,347	-	1,186	24,262	-	1,186	24,262	25,448	40	2018

(1)	The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

December 31, 2018
Self-storage real estate owned:
Balance at beginning of period	$15,827
Acquisitions & improvements	83,602
Construction in progress	670
Balance at end of period	$100,099

Accumulated Depreciation:
Balance at beginning of period	$472
Depreciation expense	3,425
Dispositions and other	-
Balance at end of period	$3,897

JERNIGAN CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2018

(Dollars in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H
								Principal Amount
				Periodic		Face	Carrying	of Loans Subject
		Interest	Final Maturity	Payment		Amount of	Amount of	to Delinquent
Description	Location (6)	Rate	Date	Terms	Prior Liens	Loans	Loans (1)	Principal or Interest
Development property investments:
Development investments with a profits interest
Self-storage development project	Milwaukee	6.90%	1-Aug-21	(2)(8)	-	7,648	9,057	-
Self-storage development project	New Haven	6.90%	1-Sep-21	(2)(9)	-	6,827	8,350	-
Self-storage development project	Raleigh	6.90%	1-Sep-21	(2)(8)	-	8,498	8,002	-
Self-storage development project	Austin	6.90%	27-Oct-21	(2)(8)	-	7,817	7,763	-
Self-storage development project	Charlotte	6.90%	20-Sep-22	(2)(8)	-	11,445	12,793	-
Self-storage development project	Jacksonville	6.90%	17-Nov-22	(3)(8)	-	7,157	9,122	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	8,711	9,337	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	12,957	16,031	-
Self-storage development project	Orlando	6.90%	24-Feb-23	(3)(8)	-	7,229	8,592	-
Self-storage development project	New Orleans	6.90%	24-Feb-23	(3)(8)	-	10,587	12,221	-
Self-storage development project	Atlanta	6.90%	27-Feb-23	(3)(8)	-	14,095	15,371	-
Self-storage development project	Fort Lauderdale	6.90%	28-Feb-23	(3)(8)	-	7,604	10,475	-
Self-storage development project	Houston	6.90%	28-Feb-23	(3)(8)	-	10,936	13,285	-
Self-storage development project	Louisville	6.90%	14-Apr-23	(3)(8)	-	6,979	8,540	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	6,884	7,706	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	10,235	12,403	-
Self-storage development project	Atlanta	6.90%	1-Jun-23	(3)(8)	-	10,589	12,774	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	5,493	6,020	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	7,154	8,391	-
Self-storage development project	Tampa	6.90%	1-Jul-23	(3)(8)	-	8,846	11,419	-
Self-storage development project	Baltimore	9.50%	1-Jul-23	(3)(5)(8)	-	9,177	10,805	-
Self-storage development project	Knoxville	6.90%	28-Jun-23	(3)(8)	-	7,717	8,652	-
Self-storage development project	New York City	9.50%	1-Jul-23	(4)(5)(8)	-	24,760	28,102	-
Self-storage development project	Jacksonville	6.90%	27-Jul-23	(3)(8)	-	6,836	8,251	-
Self-storage development project	Orlando	6.90%	1-Sep-23	(3)(8)	-	6,769	8,264	-

Self-storage development project	Los Angeles	6.90%	30-Sep-24	(12)(14)	-	8,692	8,418	-
Self-storage development project	Miami	6.90%	14-Sep-23	(3)(8)	-	6,882	6,562	-
Self-storage development project	Louisville	6.90%	30-Sep-23	(3)(8)	-	8,691	10,652	-
Self-storage development project	Miami	9.50%	1-Nov-23	(3)(5)(8)	-	1,335	1,082	-
Self-storage development project	New York City	9.50%	1-Nov-23	(3)(5)(8)	-	4,835	4,383	-
Self-storage development project	Miami	9.50%	1-Dec-23	(3)(5)(8)	-	4,096	3,542	-
Self-storage development project	Minneapolis	6.90%	21-Nov-23	(3)(8)	-	3,214	3,070	-
Self-storage development project	Boston	6.90%	1-Jan-24	(3)(8)	-	3,978	4,246	-
Self-storage development project	New York City	6.90%	15-Dec-23	(3)(8)	-	1,777	1,631	-
Self-storage development project	Boston	6.90%	27-Dec-23	(3)(11)	-	2,563	2,402	-
Self-storage development project	New York City	6.90%	1-Jan-24	(8)(14)	-	6,523	6,400	-
Self-storage development project	Minneapolis	6.90%	8-Feb-24	(3)(8)	-	7,802	8,773	-
Self-storage development project	Philadelphia	9.50%	1-Apr-24	(3)(5)(8)	-	7,870	8,093	-
Self-storage development project	Minneapolis	6.90%	6-Apr-24	(3)(8)	-	2,333	2,206	-
Self-storage development project	Miami	9.50%	1-Jun-24	(3)(5)(8)	-	2,803	2,564	-
Self-storage development project	Atlanta	6.90%	1-Jun-24	(3)(8)	-	861	775	-
Self-storage development project	Kansas City	6.90%	1-Jun-24	(3)(8)	-	1,228	1,137	-
Self-storage development project	Orlando	6.90%	7-Jun-24	(3)(8)	-	800	673	-
Self-storage development project	Baltimore	6.90%	16-Nov-24	(3)(7)	-	390	301	-

					$-	$309,623	$348,636	$-

Construction loans - first mortgages
Self-storage development project	Miami	12.90%	30-Jun-18	(13)(15)	-	17,733	17,733	17,733
					$-	$17,733	$17,733	$17,733
Bridge investments
Self-storage property	Miami	6.90%	1-Apr-23	(10)	-	20,201	22,823	-
Self-storage property	Miami	9.50%	1-Apr-23	(5)(10)	-	16,883	14,432	-
Self-storage property	Miami	6.90%	1-Apr-23	(10)	-	13,370	17,372	-
Self-storage property	Miami	9.50%	1-Apr-23	(5)(10)	-	17,581	15,971	-
Self-storage property	Miami	6.90%	1-Apr-23	(10)	-	13,472	13,785	-
					$-	$81,507	$84,383	$-

					$-	$408,863	$450,752	$17,733

(1)	The face amount of loans in Column F approximate the aggregate cost for federal income tax purposes.
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
(7)

Interest only monthly (funded from interest reserve until the project is generating positive cash flows, in which case, all or a portion of the interest is paid in cash); balloon payment due at maturity; prepayment penalty – Prior to 49th month, 3%; on or after 49th month but prior to 61st month, 2%; on or after 61st month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

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

(10)

Interest only monthly (funded from interest reserve until the project is generating positive cash flows, in which case, all or a portion of the interest is paid in cash); balloon payment due at maturity; prepayment penalty – Prior to completion date – no prepayment permitted; prior to 19th month following completion - no prepayment premium; on or after 18th month but prior to 30th month following completion, 2%; on or after 30th month but prior to 42nd month following completion, 1%; on or after 43rd month following completion - no prepayment premium.

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

(13)

Interest only monthly (funded from interest reserve); balloon payment due at maturity; no prepayment permitted for all or any portion of the loan prior to completion of construction and receipt of certificate of occupancy.

(14)	This development property investment with a Profits Interest is a mezzanine loan secured by a first priority security interest in the membership interest of the developer partner of the project.
(15)

This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; however, it has yet to be repaid. Accordingly, this construction loan is in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The following table sets forth the activity of mortgage loans for the year ended December 31, 2018.

The following table sets forth the activity of mortgage loans for the year ended December 31, 2018:

Balance as of December 31, 2017	$234,171
Fundings of principal, net of unamortized origination fees	253,030
Reclassification of self-storage real estate owned	(66,390)
Payment-in-kind interest	22,641
Repayments of principal	(33,047)
Profits interest fair value on Boston 1	(2,614)
Net unrealized gains	42,961
Balance as of December 31, 2018	$450,752

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10‑K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10‑K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s  rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10‑K, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2019 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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

(2)          Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2018

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018

Schedule III and IV are included herein and are incorporated by reference. See “Item 8. Financial Statements and Supplementary Data”, filed herewith. All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10‑K.

(3)          Exhibits:

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Annual Report on Form 10‑K.

ITEM 16. 10‑K SUMMARY

The Company has elected not to include a summary.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Amendment and Restatement of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.2

Amended and Restated Bylaws of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.2 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.3

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

3.4

Amendment No. 1 to Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

3.5

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

3.6

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock with respect to the designation of additional shares of 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 29, 2018)

4.1

Form of Certification for Common Stock of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 4.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)

10.1

Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 5, 2016)

10.2†	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)
10.3

Indemnification Agreement between Jernigan Capital, Inc. and each of its directors and officers listed on Schedule A thereto (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.4†	Restricted Stock Agreement with John A. Good (Incorporated by reference to Exhibit 99.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on June 16, 2015)
10.5	Indemnification Agreement with John A. Good (Incorporated by reference to Exhibit 99.3 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on June 16, 2015)
10.6	Limited Liability Company Agreement of Storage Lenders LLC (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 11, 2016)
10.7

Amended and Restated Management Agreement between Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Advisors, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 23, 2016)

10.8

Stock Purchase Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.9

Amendment No. 1 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated July 27, 2016 (Incorporated by reference to Exhibit 10.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.10

Registration Rights Agreement, dated as of July 27, 2016, by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. or its controlled affiliates (Incorporated by reference to Exhibit 10.3 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

10.11	Indemnification Agreement with James D. Dondero (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on August 8, 2016)
10.12	Indemnification Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.13†	Restricted Stock Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.14

Jernigan Capital, Inc. Amended and Restated 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Form S-8 (Registration No. 333-217637), filed on May 3, 2017)

Exhibit Number	Description
10.15

Second Amended and Restated Management Agreement, dated as of April 1, 2017, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Advisors, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on May 9, 2017)

10.16

Third Amended and Restated Management Agreement, dated as of November 1, 2018, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Advisors, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.17

Amendment No. 2 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated January 25, 2018 (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

10.18

Amendment No. 3 to Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC, dated March 29, 2018 (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on March 29, 2018)

10.19*	Indemnification Agreement with Jonathan L. Perry, dated as of June 4, 2018
10.20

Amendment No. 1 to the Stock Purchase Agreement dated as of July 25, 2018 by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on August 2, 2018)

10.21

Amendment No. 1 to the Credit Agreement dated as of January 16, 2018 by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 2, 2018)

10.22

Term Loan Agreement, dated as of August 17, 2018, by and between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.23

Term Loan Agreement, dated as of August 17, 2018, by and between Franklin Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.24

Term Loan Agreement, dated as of August 17, 2018, by and between Storage Builders II, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.3 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.25*	First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender
10.26*	First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between Franklin Owner, LLC, as borrower, and FirstBank, as lender
10.27*	First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between Storage Builders II, LLC, as borrower, and FirstBank, as lender
10.28*	Second Amendment to Term Loan Agreement dated as of January 18, 2019 between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender
10.29*	Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Franklin Owner, LLC, as borrower, and FirstBank, as lender
10.30*	Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Storage Builders II, LLC, as borrower, and FirstBank, as lender
10.31

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.4 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.32

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.33

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.6 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

Exhibit Number	Description
10.34

Amendment No. 2 to the Credit Agreement dated as of July 25, 2018 by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on November 2, 2018)

10.35*	Indemnification Agreement with Randall L. Churchey, dated as of December 6, 2018
10.36*	Indemnification Agreement with Rebecca Owen, dated as of December 6, 2018
10.37

Amended and Restated Credit Agreement, dated December 28, 2018, by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Raymond James Bank, N.A. and BMO Capital Markets Corp., as joint lead arrangers and syndication agents, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 2, 2019)

10.38

Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of December 28, 2018, by and among the Jernigan Capital, Inc. and its subsidiaries party there to, in favor of KeyBank National Association and the other lenders under the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 2, 2019)

21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton LLP
23.2*	Consent of Frazee Ivy Davis, PLC regarding consolidated financial statements of Franklin Parent, LLC
23.3*	Consent of Frazee Ivy Davis, PLC regarding financial statements of LR-Bayshore 1, LLC
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
99.1*	Consolidated Financial Statements of Franklin Parent, LLC and Subsidiary as of February 2, 2018 (unaudited), December 31, 2017 (unaudited), and December 31, 2016 (audited)
99.2*	Financial Statements of LR-Bayshore 1, LLC as of December 21, 2018 (unaudited) and December 31, 2017 (audited)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

†Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date:	March 1, 2019	By:	/s/ JOHN A. GOOD
John A. Good
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2019	By:	/s/ JOHN A. GOOD
John A. Good
Chief Executive Officer
(principal executive officer)

Date:	March 1, 2019	By:	/s/ KELLY P. LUTTRELL
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Corporate
Secretary and Treasurer
(principal financial and accounting officer)

Date:	March 1, 2019	By:	/s/ RANDALL L. CHURCHEY
Randall L. Churchey
Director

Date:	March 1, 2019	By:	/s/ MARK O. DECKER
Mark O. Decker
Director

Date:	March 1, 2019	By:	/s/ JAMES D. DONDERO
James D. Dondero
Director

Date:	March 1, 2019	By:	/s/ DEAN JERNIGAN
Dean Jernigan
Executive Chairman of the Board

Date:	March 1, 2019	By:	/s/ REBECCA OWEN
Rebecca Owen
Director

Date:	March 1, 2019	By:	/s/ HOWARD A. SILVER
Howard A. Silver
Director

Date:	March 1, 2019	By:	/s/ HARRY J. THIE
Harry J. Thie
Director