Form 10-Q
period 2019-03-31
Jernigan Capital, Inc.
filed 2019-05-02
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐    No     ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	JCAP	New York Stock Exchange
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value per share	JCAP PR B	New York Stock Exchange

As of May 1, 2019, Jernigan Capital, Inc. had 20,585,194 shares of common stock outstanding.

2

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	March 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$3,860	$8,715
Self-Storage Investment Portfolio:
Development property investments at fair value	405,999	373,564
Bridge investments at fair value	87,046	84,383
Self-storage real estate owned, net	106,371	96,202
Investment in and advances to self-storage real estate venture	12,360	14,155
Other loans, at cost	5,025	4,835
Deferred financing costs	4,404	4,619
Prepaid expenses and other assets	5,348	3,702
Fixed assets, net	219	233
Total assets	$630,632	$590,408

Liabilities:
Secured revolving credit facility	$27,000	$-
Term loans, net of unamortized costs	33,716	24,609
Due to Manager	2,267	3,334
Accounts payable, accrued expenses and other liabilities	2,612	2,402
Dividends payable	12,236	12,199
Total liabilities	77,831	42,544

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 127,125 and 125,000 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively, at liquidation preference of $127.1 million and $125.0 million, net of offering costs, respectively	124,262	122,137
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of March 31, 2019 and December 31, 2018, at liquidation preference of $39.3 million, net of offering costs	37,298	37,401
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 20,567,694 and 20,430,218 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	205	204
Additional paid-in capital	389,431	386,394
Retained earnings	1,605	1,728
Total equity	552,801	547,864
Total liabilities and equity	$630,632	$590,408

See accompanying notes to consolidated financial statements.

3

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2019	2018
Revenues:
Interest income from investments	$8,212	$4,562
Rental and other property-related income from real estate owned	1,450	623
Other revenues	222	31
Total revenues	9,884	5,216

Costs and expenses:
General and administrative expenses	1,762	1,818
Fees to Manager	2,003	1,304
Property operating expenses of real estate owned	762	311
Depreciation and amortization of real estate owned	1,029	702
Other expenses	-	290
Total costs and expenses	5,556	4,425

Operating income	4,328	791

Other income (expense):
Equity in earnings from unconsolidated real estate venture	156	550
Net unrealized gain on investments	8,830	4,320
Interest expense	(1,213)	(416)
Other interest income	13	109
Total other income	7,786	4,563
Net income	12,114	5,354
Net income attributable to preferred stockholders	(5,032)	(3,595)
Net income attributable to common stockholders	$7,082	$1,759

Basic earnings per share attributable to common stockholders	$0.35	$0.12
Diluted earnings per share attributable to common stockholders	$0.35	$0.12

Dividends declared per share of common stock	$0.35	$0.35

See accompanying notes to consolidated financial statements.

4

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained
	Series A		Series B					Earnings	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Equity	Interests	Equity
Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	35,000	34,417	1,500,000	35,988	-	-	-	-	70,405	-	70,405
Stock dividend paid on preferred stock	-	-	-	-	2,222	-	44	-	44	-	44
Repurchase and retirement of shares of common stock	-	-	-	-	(2,234)	-	(40)	-	(40)	-	(40)
Issuances of stock-based awards	-	-	-	-	18,000	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	376	-	376	-	376
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(3,034)	(3,034)	-	(3,034)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(561)	(561)	-	(561)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,056)	(5,056)	-	(5,056)
Net income	-	-	-	-	-	-	-	5,354	5,354	-	5,354
Balance at March 31, 2018	75,000	$72,181	1,500,000	$35,988	14,447,043	$144	$277,194	$(12,199)	$373,308	$-	$373,308

Balance at December 31, 2018	125,000	$122,137	1,571,734	$37,401	20,430,218	$204	$386,394	$1,728	$547,864	$-	$547,864
Equity offering costs related to preferred stock	-	-	-	(103)	-	-	-	-	(103)	-	(103)
At-the-market issuance of common stock, net of offering costs	-	-	-	-	136,192	1	2,751	-	2,752	-	2,752
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(3,408)	-	(73)	-	(73)	-	(73)
Issuance of stock-based awards	-	-	-	-	4,692	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	359	-	359	-	359
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,344)	(4,344)	-	(4,344)

2

Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(7,205)	(7,205)	-	(7,205)
Net income	-	-	-	-	-	-	-	12,114	12,114	-	12,114
Balance at March 31, 2019	127,125	$124,262	1,571,734	$37,298	20,567,694	$205	$389,431	$1,605	$552,801	$-	$552,801

See accompanying notes to consolidated financial statements.

3

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$12,114	$5,354
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(6,932)	(4,013)
Net unrealized gain on investments	(8,830)	(4,320)
Stock-based compensation	359	376
Equity in earnings from unconsolidated self-storage real estate venture	(154)	(548)
Return on investment from unconsolidated self-storage real estate venture	52	201
Depreciation and amortization	1,043	719
Amortization of deferred financing costs	462	177
Accretion of origination fees	(257)	(160)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(71)	(81)
Due to Manager	(1,068)	(79)
Accounts payable, accrued expenses, and other liabilities	311	255
Net cash used in operating activities	(2,971)	(2,119)

Cash flows from investing activities:
Purchase of corporate fixed assets	(1)	(6)
Purchase of self-storage real estate owned	(2,636)	(8,785)
Capital additions to self-storage real estate owned	(335)	-
Capital contributions to unconsolidated self-storage real estate venture	(216)	(831)
Return of capital from unconsolidated self-storage real estate venture	2,106	-
Advances to unconsolidated self-storage real estate venture	(12,304)	(6,516)
Repayment of advances to unconsolidated self-storage real estate venture	12,310	6,791
Funding of investment portfolio:
Origination fees received in cash	217	1,167
Development property and bridge investments	(29,548)	(116,746)
Funding of other loans	(185)	(325)
Repayments of investment portfolio investments	342	3
Repayments of other loans	2	418
Net cash used in investing activities	(30,248)	(124,830)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	26,793	29,901
Cash received from term loans, net of issuance costs	9,069	-
Deferred financing costs	-	(185)
Stock repurchase	(73)	(40)
Net proceeds from issuance of common stock	2,752	-
Net proceeds from issuance of Series A preferred stock	-	34,976
Net proceeds (offering costs) from issuance of Series B preferred stock	(103)	35,988
Dividends paid on Series A preferred stock	(2,236)	(379)
Dividends paid on Series B preferred stock	(688)	-
Dividends paid on common stock	(7,150)	(5,051)
Net cash provided by financing activities	28,364	95,210
Net change in cash and cash equivalents	(4,855)	(31,739)
Cash and cash equivalents at the beginning of the period	8,715	46,977
Cash and cash equivalents at the end of the period	$3,860	$15,238

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

Realized Gains and Net Unrealized Gain on Investments

The Company measures realized gains by the difference between the net proceeds resulting from the sale of a self-storage property underlying one of the Company’s loan investments, excluding any prepayment penalties paid to the Company in connection with the repayment of the loan secured by the self-storage property, which are recognized in interest income from investments, and the cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net unrealized gain on investments reflects the unrealized gains and losses recognized on certain investments during the reporting period, including any reversal of previously recorded unrealized gains when gains are realized. All fluctuations in fair value are included in net unrealized gain on investments on the Consolidated Statements of Operations. Prior to the quarter ended September 30, 2018, a sale of a self-storage property underlying one of the Company’s loan investment had not yet occurred and, thus, the Company had not yet realized any fair value gains on its investments. Accordingly, net increases in fair value of the Company’s investments had previously been reported in a single line item ‘Changes in fair value of investments’ in the Consolidated Statements of Operations.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments and bridge investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), operating property loans (loans secured by operating properties), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), the term loans, and payables.

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$405,999	$-	$-	$405,999
Bridge investments	87,046	-	-	87,046
Total investments	$493,045	$-	$-	$493,045

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$373,564	$-	$-	$373,564
Bridge investments	84,383	-	-	84,383
Total investments	$457,947	$-	$-	$457,947

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2019 and 2018.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements and short-term mortgage loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. As of March 31, 2019, the Company had executed seven revolving loan agreements with an aggregate outstanding principal amount of $0.9 million. Six of the agreements are with individuals who are owners of limited liability companies, one is with a limited liability company, and all are personally guaranteed. Six of these borrowers are either directly or indirectly owners of certain of the Company’s development property investments. The revolving loans are typically unsecured but cross-defaulted against development loans. One of the revolving loans is guaranteed by a part owner of one of the Company’s development loan investments, and this guaranty is secured by a pledge of the owner’s membership interest in one of the Company’s development loan investments. The loans bear interest at 6.9% or 7.0% per annum and are due in full in two or three years. At December 31, 2018, the Company had executed seven revolving loan agreements with an aggregate outstanding principal amount of $0.7 million.

As of March 31, 2019 and December 31, 2018, the Company had a balance of $3.8 million related to one land loan extended to a limited liability company that is under common control with a borrower in certain of the Company’s development property investments. The land loan is secured by a first mortgage on real and personal property, is personally guaranteed, is interest-only with a fixed interest rate of 6.9% per annum, and had an original maturity date of January 20, 2019. The maturity of the loan was based upon the estimated time needed to approve the site for closing into a development loan.

These loans are accounted for under the cost method, and fair value approximates cost at March 31, 2019 and December 31, 2018. None of these loans are in non-accrual status as of March 31, 2019 and December 31, 2018. The Company determined that no allowance for loan loss was necessary at March 31, 2019 and December 31, 2018.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased, modified, or exchanged prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the Consolidated Statements of Operations. Debt issuance costs related to the sale of senior participations or term loans are presented in the Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the Consolidated Balance Sheets as Deferred Financing Costs.

Other expenses

Other expenses of $0.3 million during the three months ended March 31, 2018 consist of costs related to the termination of an employee contract and have been expensed as incurred. The Company incurred no other expense during the three months ended March 31, 2019.

Offering and Registration Costs

Offering and registration costs represent underwriting discounts and commissions, professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Company’s securities. Offering and registration costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in capital.

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

Comprehensive Income

For the three months ended March 31, 2019 and 2018, comprehensive income equaled net income; therefore, separate Consolidated Statements of Comprehensive Income are not included in the accompanying interim consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is the final standard on accounting for leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company does have rental income from month-to-month self-storage leases within the scope of ASU 2016-02. The Company does not have material amounts of rental or lease expense. The amendments in ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company has assessed the impact this new accounting guidance had on its consolidated financial statements and concluded that the new accounting guidance does not have a material impact on its consolidated financial statements.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three months ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$556	$114

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$2,125	$44
Dividends declared, but not paid, on preferred stock	5,032	3,595
Dividends declared, but not paid, on common stock	7,205	5,056
Reclassification of self-storage real estate owned	8,351	35,281
Assumed liabilities with acquisition of self-storage real estate owned	-	1,306
Other loans paid off with issuance of development property investments	-	117
Reclassification of deferred costs to cumulative preferred stock	-	559

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at March 31, 2019 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 47 investments totaling an aggregate committed principal amount of approximately $548.1 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of March 31, 2019, two of the development property investments totaling $12.2 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

Included in development property investments as of March 31, 2019 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% annum, has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; however, it has yet to be repaid. Accordingly, this construction loan is in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan is $17.7 million. As the investment is a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2019. The fair value of the investment as of March 31, 2019 is $17.7 million. During the three months ended March 31, 2019, the Company commenced proceedings to foreclose on the underlying collateral.

•

Bridge Investments - The Company had five bridge investments with an aggregate committed principal amount of approximately $83.3 million. Three of these bridge investments amounting to an aggregate committed principal amount of $47.1 million are secured by first priority mortgages on self-storage properties with an aggregate of over 203,000 net rentable square feet that were completed and began lease-up in 2016, which loans bear interest at an annual rate of 6.9%, payable monthly. The Company has a 49.9% Profits Interest in these three properties. Two of these bridge investments aggregating a committed principal amount of $36.2 million are secured by first priority mortgages on two newly-completed self-storage properties with an aggregate of over 163,000 net rentable square feet, which loans bear interest at an annual rate of 9.5%, with 6.5% payable monthly and 3.0% payment-in-kind (“PIK”) interest accruing and payable upon maturity of the loan. The Company also has a 49.9% Profits Interest, after the other members of the borrower receive $1.0 million of preferential payments per loan. All five loans will mature five years from the date of closing, with the borrower having two extension options for one year each.

As of March 31, 2019, the aggregate committed principal amount of the Company’s development property investments and bridge investments was approximately $649.1 million and outstanding principal was $441.0 million, as described in more detail in the table below:

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$9,128
8/14/2015	Raleigh (2)(7)	8,792	8,689	103	8,236
10/27/2015	Austin (2)(7)	8,658	7,951	707	7,940
9/20/2016	Charlotte 2 (2)(7)	12,888	11,697	1,191	12,838
11/17/2016	Jacksonville 2 (2)(7)	7,530	7,279	251	9,397
1/18/2017	Atlanta 3 (3)	14,115	9,498	4,617	10,549
1/31/2017	Atlanta 4 (2)(7)	13,678	13,185	493	15,632
2/24/2017	Orlando 3 (2)(7)	8,056	7,363	693	8,911
2/24/2017	New Orleans (2)	12,549	10,918	1,631	12,709
2/27/2017	Atlanta 5 (2)	17,492	15,640	1,852	18,345
3/1/2017	Fort Lauderdale (2)	9,952	7,740	2,212	10,547
3/1/2017	Houston (3)	14,825	13,400	1,425	16,176
4/14/2017	Louisville 1 (2)(7)	8,523	7,141	1,382	8,831
4/20/2017	Denver 1 (3)	9,806	7,666	2,140	8,669
4/20/2017	Denver 2 (2)	11,164	10,481	683	12,952
5/2/2017	Atlanta 6 (2)(7)	12,543	11,218	1,325	13,717
5/2/2017	Tampa 2 (3)	8,091	6,684	1,407	7,540
5/19/2017	Tampa 3 (2)(7)	9,224	7,355	1,869	8,650
6/12/2017	Tampa 4 (2)(7)	10,266	9,000	1,266	11,767
6/19/2017	Baltimore 1 (2)(4)	10,775	9,461	1,593	11,105
6/28/2017	Knoxville (2)(7)	9,115	8,156	959	9,228
6/29/2017	Boston 1 (2)(6)	-	-	-	2,661
6/30/2017	New York City 2 (2)(4)	26,482	25,716	1,807	29,534
7/27/2017	Jacksonville 3 (2)(7)	8,096	6,978	1,118	8,598
8/30/2017	Orlando 4 (2)	9,037	7,114	1,923	8,732
9/14/2017	Los Angeles 1	28,750	8,979	19,771	8,938
9/14/2017	Miami 1	14,657	7,425	7,232	7,224
9/28/2017	Louisville 2 (2)(7)	9,940	8,914	1,026	11,131
10/12/2017	Miami 2 (4)	9,459	1,367	8,141	1,144
10/30/2017	New York City 3 (4)	14,701	5,276	9,587	4,911
11/16/2017	Miami 3 (4)	20,168	4,725	15,604	4,267
11/21/2017	Minneapolis 1 (3)	12,674	5,462	7,212	5,829
12/1/2017	Boston 2 (2)	8,771	5,436	3,335	6,520
12/15/2017	New York City 4	10,591	2,663	7,928	2,569
12/27/2017	Boston 3	10,174	2,608	7,566	2,500
12/28/2017	New York City 5	16,073	7,538	8,535	7,477
2/8/2018	Minneapolis 2 (2)	10,543	8,456	2,087	9,615
3/30/2018	Philadelphia (3)(4)	14,338	10,598	3,908	10,829
4/6/2018	Minneapolis 3 (3)	12,883	4,208	8,675	4,209
5/1/2018	Miami 9 (4)	12,421	2,869	9,623	2,696
5/15/2018	Atlanta 7	9,418	1,378	8,040	1,329
5/23/2018	Kansas City	9,968	2,349	7,619	2,320
6/7/2018	Orlando 5	12,969	2,533	10,436	2,478
6/12/2018	Los Angeles 2 (5)	9,298	4,675	4,874	4,721
11/16/2018	Baltimore 2	9,247	397	8,850	319
3/1/2019	New York City 6	18,796	2,112	16,684	1,963

3/15/2019	Stamford (5)	2,904	2,913	-	2,885
		$548,050	$340,859	$209,382	$388,266
Construction loans:
12/23/2015	Miami	17,733	17,733	-	17,733
		$17,733	$17,733	$-	$17,733
Total development property investments		$565,783	$358,592	$209,382	$405,999

Bridge investments (includes a profits interest):
3/2/2018	Miami 4 (2)(7)	20,201	20,201	-	23,217
3/2/2018	Miami 5 (2)(4)(7)	17,738	17,272	991	15,217
3/2/2018	Miami 6 (2)(7)	13,370	13,370	-	17,681
3/2/2018	Miami 7 (2)(4)(7)	18,462	17,986	1,022	16,812
3/2/2018	Miami 8 (2)(7)	13,553	13,553	-	14,119
Total bridge investments		$83,324	$82,382	$2,013	$87,046

Total investments reported at fair value		$649,107	$440,974	$211,395	$493,045

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of March 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of March 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

These investments contain a higher loan-to-cost (“LTC”) ratio and a higher interest rate, some of which interest is payment-in-kind PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The funded amount of these investments include PIK interest accrued. These PIK interest amounts are not included in the commitment amount for each investment.

(5)

A traditional bank is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest. The funded amount of these investments include interest accrued on the preferred equity investment. These interest amounts are not included in the commitment amount for each investment.

(6)

The Company’s loan was repaid in full through a refinancing initiated by the Company’s partner. The investment represents the Company’s 49.9% Profits Interest which was retained during the transaction.

(7)	As of March 31, 2019, this investment was pledged as collateral to the Company’s Credit Facility.

The following table provides a reconciliation of the funded principal to the fair market value of investments at March 31, 2019:

Funded principal	$440,974
Adjustments:
Unamortized origination and other fees	(6,089)
Net unrealized gain on investments	58,244
Other	(84)
Fair value of investments	$493,045

As of December 31, 2018, the aggregate committed principal amount of the Company’s development property investments and bridge investments was approximately $634.3 million and outstanding principal was $413.5 million, as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(8)	$7,650	$7,648	$2	$9,057
7/31/2015	New Haven (2)(8)(9)	6,930	6,827	103	8,350
8/14/2015	Raleigh (2)(8)	8,792	8,498	294	8,002
10/27/2015	Austin (2)(8)	8,658	7,817	841	7,763
9/20/2016	Charlotte 2 (2)(8)	12,888	11,445	1,443	12,793
11/17/2016	Jacksonville 2 (2)(8)	7,530	7,157	373	9,122
1/18/2017	Atlanta 3 (3)	14,115	8,711	5,404	9,337
1/31/2017	Atlanta 4 (2)	13,678	12,957	721	16,031
2/24/2017	Orlando 3 (2)	8,056	7,229	827	8,592
2/24/2017	New Orleans (2)	12,549	10,587	1,962	12,221
2/27/2017	Atlanta 5 (3)	17,492	14,095	3,397	15,371
3/1/2017	Fort Lauderdale (2)	9,952	7,604	2,348	10,475
3/1/2017	Houston (3)(7)	14,825	10,936	3,889	13,285
4/14/2017	Louisville 1 (2)(8)	8,523	6,979	1,544	8,540
4/20/2017	Denver 1 (3)	9,806	6,884	2,922	7,706
4/20/2017	Denver 2 (2)	11,164	10,235	929	12,403
5/2/2017	Atlanta 6 (2)	12,543	10,589	1,954	12,774
5/2/2017	Tampa 2 (3)	8,091	5,493	2,598	6,020
5/19/2017	Tampa 3 (2)	9,224	7,154	2,070	8,391
6/12/2017	Tampa 4 (2)	10,266	8,846	1,420	11,419
6/19/2017	Baltimore 1 (2)(4)	10,775	9,177	1,598	10,805
6/28/2017	Knoxville (2)(8)	9,115	7,717	1,398	8,652
6/29/2017	Boston 1 (2)(6)	-	-	-	2,614
6/30/2017	New York City 2 (2)(4)	26,482	24,760	1,722	28,102
7/27/2017	Jacksonville 3 (2)	8,096	6,836	1,260	8,251
8/30/2017	Orlando 4 (2)	9,037	6,769	2,268	8,264
9/14/2017	Los Angeles 1	28,750	8,692	20,058	8,418
9/14/2017	Miami 1	14,657	6,882	7,775	6,562
9/28/2017	Louisville 2 (2)(8)	9,940	8,691	1,249	10,652
10/12/2017	Miami 2 (4)	9,459	1,335	8,124	1,082
10/30/2017	New York City 3 (4)	14,701	4,835	9,866	4,383
11/16/2017	Miami 3 (4)	20,168	4,096	16,072	3,542
11/21/2017	Minneapolis 1	12,674	3,214	9,460	3,070
12/1/2017	Boston 2 (3)	8,771	3,978	4,793	4,246
12/15/2017	New York City 4	10,591	1,777	8,814	1,631
12/27/2017	Boston 3	10,174	2,563	7,611	2,402
12/28/2017	New York City 5	16,073	6,523	9,550	6,400
2/8/2018	Minneapolis 2 (3)	10,543	7,802	2,741	8,773
3/30/2018	Philadelphia (3)(4)	14,338	7,870	6,468	8,093
4/6/2018	Minneapolis 3	12,883	2,333	10,550	2,206
5/1/2018	Miami 9 (4)	12,421	2,803	9,618	2,564
5/15/2018	Atlanta 7	9,418	861	8,557	775
5/23/2018	Kansas City	9,968	1,228	8,740	1,137
6/7/2018	Orlando 5	12,969	800	12,169	673
6/12/2018	Los Angeles 2 (5)	9,298	4,597	4,701	4,581
11/16/2018	Baltimore 2	9,247	390	8,857	301

		$533,280	$314,220	$219,060	$355,831

Construction loans:
12/23/2015	Miami	17,733	17,733	-	17,733
		$17,733	$17,733	$0	$17,733
Total development property investments		$551,013	$331,953	$219,060	$373,564

Bridge investments (includes a profits interest):
3/2/2018	Miami 4 (2)(8)	20,201	20,201	-	22,823
3/2/2018	Miami 5 (2)(4)(8)	17,738	16,883	855	14,432
3/2/2018	Miami 6 (2)(8)	13,370	13,370	-	17,372
3/2/2018	Miami 7 (2)(4)(8)	18,462	17,581	881	15,971
3/2/2018	Miami 8 (2)(8)	13,553	13,472	81	13,785
Total bridge investments		$83,324	$81,507	$1,817	$84,383

Total investments reported at fair value		$634,337	$413,460	$220,877	$457,947
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest and fees accrued on the investment.
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

(8)	As of December 31, 2018, this investment was pledged as collateral to the Company’s Credit Facility.
(9)	During the three months ended March 31, 2019, the Company purchased its partner’s 50.1% Profits Interest in this investment.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2018:

Funded principal	$413,460
Adjustments:
Unamortized origination and other fees	(6,382)
Net unrealized gain on investments	50,953
Other	(84)
Fair value of investments	$457,947

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

No loans, with the exception of the $17.7 million Miami construction loan, were in non-accrual status as of March 31, 2019 and December 31, 2018.

All of the Company’s development property investments and bridge investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $471.6 million and $423.2 million, respectively, at March 31, 2019 and approximated $442.6 million and $395.7 million, respectively, at December 31, 2018. These investees had revenues of approximately $1.8 million and operating expenses of approximately $2.3 million for three months ended March 31, 2019 and revenues of approximately $0.8 million and operating expenses of approximately $0.7 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, no individual investment comprised more than 20% of the Company’s net income. For the three months ended March 31, 2018, the total income (interest income and net unrealized gain on investments) from two bridge investments with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the three months ended March 31, 2018 of $1.4 million and $3.8 million from the Miami 4 MSA and Miami 6 MSA bridge investments with a Profits Interest, respectively.

For sixteen of the Company’s development property investments with a Profits Interest as of March 31, 2019 and December 31, 2018, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of March 31, 2019 and December 31, 2018.

Investments reported at cost (Self-Storage Real Estate Owned)

Q1 2019 Activity

On March 8, 2019, the Company purchased 100% of the Class A membership units of the limited liability company that owned the New Haven development property investment with a Profits Interest. Accordingly, as of March 8, 2019, the Company wholly owns and consolidates this investment in the accompanying consolidated financial statements. The acquisition date basis of this investment of $11.1 million is primarily comprised of the development property investment at fair value and the cash consideration paid.

Q1 2018 Activity

On January 10, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 1 development property investment with a Profits Interest. On February 2, 2018, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest. On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $45.4 million is primarily comprised of the development property investment at fair value of $35.3 million and the cash consideration paid of $9.6 million.

The Company evaluated the purchases under ASU 2017-01 and concluded that the transactions consisted of a single identifiable asset that represents substantially all of the fair value of the gross assets acquired. Therefore, these transactions do not constitute the purchase of a business and have been treated as asset acquisitions. In accordance with ASU 2017-01, as of the respective acquisition dates, the Company’s basis in the self-storage real estate owned is recorded at cost (generally equal to the cash consideration paid, assumed liabilities, if applicable, and the funded loan balance, net of unamortized origination fees), plus unrealized gains recorded at the date of acquisition. The allocation to the basis of the assets acquired is based on their relative fair values.

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Land	$11,723	$10,797
Building and improvements	94,689	85,067
In-place leases	4,084	3,552
Property equipment	13	13
Construction-in-progress	788	670
Accumulated depreciation and amortization	(4,926)	(3,897)
Self-storage real estate owned, net	$106,371	$96,202

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value option under ASC 825-10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option of accounting for its development property investments and bridge investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in self-storage development projects.

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

Level 1-Quoted prices for identical assets or liabilities in an active market.

Level 2-Financial assets and liabilities whose values are based on the following: (i) Quoted prices for similar assets or liabilities in active markets; (ii) Quoted prices for identical or similar assets or liabilities in non-active markets; (iii) Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3-Prices or valuation techniques based on inputs that are both unobservable and significant to the overall fair value measurement.

The carrying values of cash, other loans, receivables, the secured revolving credit facility, term loans and payables approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and term loans are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments. The following table summarizes the instruments categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

Instrument	Valuation technique and assumptions	Hierarchy classification

Development property investments with a profits interest and bridge investments

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

Level 3

The Company’s development property investments and bridge investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an OPM that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the seven development property investments that were 40% complete but for which construction was not substantially complete at March 31, 2019, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty-nine development property and bridge investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at March 31, 2019. For the Company’s development property and bridge investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its development property investments with a profits interest and bridge investments categorized within Level 3 as of March 31, 2019 and December 31, 2018. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques (a)	Input	Estimated Range	Average

Income approach analysis	Market yields/discount rate	4.15 - 12.53%	8.93%
	Exit date (c)	2.00 - 5.71 years	3.34 years

Option pricing model	Volatility	51.00 - 92.41%	73.09%
	Exit date (c)	2.00 - 5.71 years	3.34 years
	Capitalization rate (b)	4.75 - 6.00%	5.43%
	Discount rate (b)	7.75 - 11.74%	8.82%
(a)

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

(b)

Thirty-six properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(c)	The exit dates for the development property investments and bridge investments are generally the estimated date of stabilization of the underlying property.

As of December 31, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments and bridge investments (a)	Income approach analysis	Market yields/discount rate	4.72 - 13.09%	9.48%
		Exit date (d)	2.25 - 5.95 years	3.44 years

Development property investments with a profits interest and bridge investments (b)	Option pricing model	Volatility	53.25 - 94.30%	75.10%
		Exit date (d)	2.25 - 5.95 years	3.44 years
		Capitalization rate (c)	4.75 - 6.00%	5.42%
		Discount rate (c)	7.75 - 11.74%	8.83%

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2019	December 31, 2018
Up 25 basis points	$(2.0)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	2.0

Up 50 basis points	(4.1)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.3	4.1

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2019	December 31, 2018
Up 25 basis points	$(9.4)	$(8.9)
Down 25 basis points	10.3	9.8

Up 50 basis points	(18.0)	(17.0)
Down 50 basis points	21.8	20.5

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three months ended March 31, 2019 and 2018.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2018	$457,947
Realized gains	-
Unrealized gains	8,830
Fundings of principal and change in unamortized origination fees	28,029
Repayments of loans	(342)
Payment-in-kind interest	6,932
Reclassification of self-storage real estate owned	(8,351)
Net transfers in or out of Level 3	-
Balance at March 31, 2019	$493,045

Balance at December 31, 2017	$234,171
Realized gains	-
Unrealized gains	4,320
Fundings of principal and change in unamortized origination fees	115,854
Repayments of loans	(3)
Payment-in-kind interest	4,013
Reclassification of self-storage real estate owned	(35,281)
Net transfers in or out of Level 3	-
Balance at March 31, 2018	$323,074

As of March 31, 2019 and December 31, 2018, the total net unrealized appreciation on the investments that use Level 3 inputs was $58.2 million and $51.0 million, respectively.

For the three months ended March 31, 2019 and 2018, substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

As of December 31, 2018, the SL1 Venture had closed on eight new development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of the SL1 Venture’s investments to $123.3 million. Accordingly, HVP III’s total commitment for a 90% interest in the SL1 Venture is $111.0 million, and the Company’s total commitment for a 10% interest in the SL1 Venture is $12.3 million.

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

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. The acquisition date basis of these investments of $57.2 million is primarily comprised of the development property investment at fair value and the cash consideration paid.

On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four owned properties that bears interest at LIBOR plus 2.15% and matures on February 27, 2022. The SL1 Venture distributed $19.0 million and $2.1 million to HVP III and the Company, respectively, of these debt proceeds.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of March 31, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,722	$1,145	$15,252
5/14/2015	Miami 2 (2)(3)	14,849	14,492	357	15,301
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,826	404	17,292
4/15/2016	Washington DC (3)	17,269	17,269	-	19,864
7/21/2016	New Jersey (3)	7,828	6,465	1,363	7,587
9/28/2016	Columbia (3)	9,199	9,020	179	9,695
12/22/2016	Raleigh (3)	8,877	8,576	301	9,303
	Total	$85,119	$81,370	$3,749	$94,294

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of March 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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
(3)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of March 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	On January 28, 2019, the SL1 Venture purchased its developer partner’s 50.1% equity interest in this investment. As a result, the SL1 Venture now wholly owns the self-storage property.

As of March 31, 2019, the SL1 Venture had total assets of $154.7 million and total liabilities of $37.3 million. During the three months ended March 31, 2019, the SL1 Venture had net income of $1.5 million, of which $0.2 million was allocated to the Company and $1.3 million was allocated to HVP III, respectively, under the HLBV method. At March 31, 2019, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At both March 31, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of March 31, 2019 and December 31, 2018.

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

The Company has recorded assets of $493.0 million and $457.9 million at March 31, 2019 and December 31, 2018, respectively, for its variable interest in the development property and bridge investment VIEs which is included in the development property investments and bridge investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge investment VIEs is as follows:

	March 31, 2019	December 31, 2018
Assets recorded related to VIEs	$493,045	$457,947
Unfunded loan commitments to VIEs	211,395	220,877
Maximum exposure to loss	$704,440	$678,824

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of March 31, 2019 and December 31, 2018, the Company’s remaining unfunded commitment to the SL1 Venture is $0.5 million and $0.9 million, respectively. At March 31, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture.

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

Each loan made under the Credit Facility bears interest at either, at the Operating Company’s election, (i) a base rate plus a margin of 1.25%,  1.75% or 2.25% or (ii) LIBOR plus a margin of 2.25%,  2.75% or 3.25%, in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a fee of a per diem rate of either 0.25% or 0.30% per annum depending on the amount outstanding under the Credit Facility at the time, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Credit Facility.

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

As of March 31, 2019, the Company had $27.0 million outstanding under the Credit Facility of $118.0 million of total availability for borrowing under the Credit Facility.

As of March 31, 2019, the Company was in compliance with all of its financial covenants of the Credit Facility.

As of March 31, 2019 and December 31, 2018, certain of the Company’s development property investments and bridge investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Credit Facility. In addition, as of March 31, 2019, the New Haven property, which is included in self-storage real estate owned, net, was pledged as collateral against the Credit Facility. As of December 31, 2018, the New York City 1 property, which is included in self-storage real estate owned, net, was pledged as collateral against the Credit Facility.

Term Loans

On August 17, 2018, the Company entered into loan agreements with FirstBank (“FirstBank”) with respect to three term loans in the aggregate principal amount of $24.9 million. On January 18, 2019, the Company entered into a loan agreement with FirstBank with respect to a term loan in the aggregate principal amount of $9.2 million. These loans are collectively referred to as the “FirstBank Term Loans.” The FirstBank Term Loans are secured by first mortgages on the Company’s four wholly-owned self-storage facilities located in Orlando, Florida, Atlanta, Georgia, and Charlotte, North Carolina. As a condition to FirstBank providing the FirstBank Term Loans, the Company has agreed to unconditionally guarantee the subsidiaries’ obligations under the FirstBank Term Loans pursuant to guaranty agreements with FirstBank (the “FirstBank Guaranties”).

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

As of March 31, 2019, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

8.  STOCKHOLDERS’ EQUITY

The Company had 20,567,694 and 20,430,218 shares of common stock issued and outstanding, which included 153,165 and 159,165 shares of non-vested restricted stock, as of March 31, 2019 and December 31, 2018, respectively. The Company had 127,125 and 125,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018.

Common Stock Offerings

On April 5, 2017, the Company entered into an at-the-market continuous equity offering program (“ATM Program”) with an aggregate offering price of up to $50.0 million. On December 7, 2018, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under the ATM Program of up to $75.0 million. As of March 31, 2019, the Company has issued and sold an aggregate of 2,417,966 shares of common stock at a weighted average price of $21.77 per share under the ATM Programs, receiving net proceeds after commissions and other offering costs of $51.1 million. During the three months ended March 31, 2019, the Company issued and sold an aggregate of 136,192 shares of common stock at a weighted average price per share of $21.43 under the ATM Programs, receiving net proceeds after commissions and other offering costs of $2.8 million.

On June 14, 2018, the Company received $81.1 million in proceeds, net of underwriters’ discounts and offering costs payable by the Company, related to the public offering of 4,600,000 shares of common stock.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of March 31, 2019, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of March 31, 2019, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

In connection with the IPO, the Company established the 2015 Equity Incentive Plan for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”). A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2015 Equity Incentive Plan, subject to certain adjustments set forth in the plan. On May 3, 2017, the Company’s stockholders approved, and the Company adopted, the Amended and Restated 2015 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance under the Plan by 170,000 shares from 200,000 shares to 370,000 shares and extending the term of the Plan until May 2, 2027. On May 1, 2019, the Company’s stockholders approved, and the Company adopted, the Second Amended and Restated 2015 Equity Incentive Plan increasing the number of shares reserved for issuance under the Plan by 380,000 to an aggregate of 750,000 shares and extending the term of the Plan until May 1, 2029.

Restricted Stock Awards

The Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of March 31, 2019 and December 31, 2018, 368,279 and 363,587 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 10,692 vested during the three months ended March 31, 2019, 64,834 is expected to vest during the remainder of 2019, 70,829 is expected to vest in 2020 and 17,502 is expected to vest in 2021. Additionally, 1,667 were forfeited during each of the years ended December 31, 2018 and 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $0.4 million of stock-based compensation expense for the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $1.8 million and $2.1 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 1.6 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	159,165	$18.39	185,002	$21.58
Granted	4,692	21.46	18,000	17.78
Vested	(10,692)	19.57	(7,500)	19.25
Forfeited	-	-	-	-
Nonvested at March 31,	153,165	$18.40	195,502	$21.32

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of March 31, 2019.

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

Further, at any time that the Series A Preferred Stock remains outstanding, if Dean Jernigan, the Company’s current Executive Chairman of the Board, voluntarily leaves the position (a “Key Man Event”), the holders of the Series A Preferred Stock shall have the right to accept or reject the service of any person as Chief Executive Officer (“CEO”) (or such person serving as the principal executive officer) of the Company.

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

On October 31, 2018, the Company declared cash and stock dividends on its Series A Preferred Stock. The cash dividend of $2.2 million was paid on January 15, 2019 to holders of record on January 1, 2019. A stock dividend of 2,125 shares of additional Series A

Preferred Stock was issued on January 15, 2019 to holders of record on January 1, 2019 for an aggregate value of $2.1 million pursuant to the terms of the Stock Purchase Agreement.

On February 22, 2019, the Company declared a (i) cash distribution of $17.45 per share of Series A Preferred Stock, payable on April 15, 2019, to holders of Series A Preferred Stock of record on the close of business on April 1, 2019, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on April 15, 2019, to holders of Series A Preferred Stock of record on the close of business on April 1, 2019.

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

As of March 31, 2019, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. During the three months ended March 31, 2019, the Company made no sales under the Preferred ATM Program.

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

9.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three months ended March 31, 2019 and 2018, the Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended March 31,
	2019	2018
Shares outstanding
Weighted average common shares - basic	20,297,551	14,247,174
Effect of dilutive securities	157,565	308,163
Weighted average common shares, all classes	20,455,116	14,555,337

Calculation of Earnings per Share - basic
Net income	$12,114	$5,354
Less:
Net income allocated to preferred stockholders	5,032	3,595
Net income allocated to unvested restricted shares (1)	55	23
Net income attributable to common shareholders - two-class method	$7,027	$1,736

Weighted average common shares - basic	20,297,551	14,247,174
Earnings per share - basic	$0.35	$0.12

Calculation of Earnings per Share - diluted
Net income	$12,114	$5,354
Less:
Net income allocated to preferred stockholders	5,032	3,595
Net income attributable to common shareholders - two-class method	$7,082	$1,759

Weighted average common shares - diluted	20,455,116	14,555,337
Earnings per share - diluted	$0.35	$0.12

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three months ended March 31, 2019 and 2018.

10. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at March 31, 2019 and December 31, 2018 was $475.3 million and $440.2 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $12.0 million and $8.4 million for the three months ended March 31, 2019 and 2018, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $12.4 million and $14.2 million at March 31, 2019 and December 31, 2018, respectively, and the earnings from this venture were $0.2 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

Management Agreement

As of March 31, 2019, the Company did not have any employees. The Company relies on the personnel, properties and resources of the Manager to conduct its operations. The Company and the Manager are parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, the Manager is responsible for (a) the Company’s day-to-day operations (including finance, accounting and investor relations), (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, (d) sourcing, analyzing, procuring and managing the Company’s capital and (e) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

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

Management Fees

Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $2.0 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.

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

The Manager computes the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the three months ended March 31, 2019 and 2018.

At March 31, 2019 and December 31, 2018, the Company had outstanding fees due to Manager of $2.3 million and $3.3 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement provides that the Company will reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.9 million for the three months ended March 31, 2019 and 2018.

Termination of Management Agreement

In the event that the Company terminates the Management Agreement per the terms of the agreement, other than for cause or the Company being required to register as an investment company, there will be a Termination Fee due to the Manager. If the Management Agreement terminates other than for Cause, voluntary non-renewal by the Manager or the Company being required to register as an investment company under the 1940 Act, then the Company shall pay to the Manager, on the date on which such termination is effective, a Termination Fee equal to the greater of (i) three times the sum of the average annual Base Management Fee and Incentive Fee earned by the Manager during the 24 month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination, or (ii) a price, based on the lesser of (a) the Manager’s earnings before interest, taxes, depreciation and amortization (adjusted for unusual, extraordinary and non-recurring charges and expenses), or “EBITDA”, annualized based on the most recent quarter ended, multiplied by a specific multiple, or EBITDA Multiple, depending on our achieved total annual return, and (b) the Company’s equity market capitalization multiplied by a specific percentage, or Capitalization Percentage, depending on our achieved total return (the “Internalization Price”).

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

11. CONTINGENCIES

As described in Note 3, Self-Storage Investment Portfolio, the Company’s $17.7 million Miami construction loan has been placed on non-accrual status and the Company has commenced proceedings to foreclose on the underlying collateral. The foreclosure proceedings were commenced by the Company on January 8, 2019 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in an action entitled Jernigan Capital Operating Company v. Storage Partners of Miami I, LLC et. al. On May 1, 2019, the defendant borrower filed an answer to the Company’s complaint and a counter-claim against the Company. The counter-claim alleges, among other things, that, in its dealings with the borrower, the Company breached certain agreements with the borrower, breached an alleged implied covenant of good faith and fair dealing, made false statements that induced certain actions by the borrower, violated Florida’s Deceptive and Unfair Trade Practices Act and breached fiduciary duties allegedly owed to the borrower. The Company believes that the counter-claims brought by the borrower are without merit and intends to vigorously pursue the foreclosure action and other claims for damages against the borrower and its principals and to vigorously defend against the related counter-claims by the borrower. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of any potential liability or related litigation expenses at this time.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to March 31, 2019, the Company closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
4/18/2019	New York City 7	23,462
	Total	$23,462

Second Amended and Restated 2015 Equity Incentive Plan

On May 1, 2019, the Company’s stockholders approved, and the Company adopted, the Second Amended and Restated 2015 Equity Incentive Plan increasing the number of shares reserved for issuance under the Plan by 380,000 to an aggregate of 750,000 shares and extending the term of the Plan until May 1, 2029.

Dividend Declarations

On May 1, 2019, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2019. The dividends are payable on July 15, 2019 to holders of Series A Preferred Stock of record on July 1, 2019.

On May 1, 2019, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2019. The dividends are payable on July 15, 2019 to holders of Series B Preferred Stock of record on July 1, 2019.

On May 1, 2019, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2019. The dividend is payable on July 15, 2019 to stockholders of record on July 1, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

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

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2018 Form 10-K and in other filings we make with the SEC from time to time.

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

In addition to the foregoing, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. During the quarter ended March 31, 2019, we acquired the 50.1% equity interest of our developer partner in the LLC that owned the New Haven development property. During the year ended December 31, 2018, we acquired the 50.1% equity interests of our developer partners in the LLCs that own the Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development properties. During the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in the LLCs that own the Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. We now own 100% of the membership interests in the LLCs that own these eight facilities and fully consolidate these facilities in the accompanying consolidated financial statements.

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

We generally fund our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock and our Series B Preferred Stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”) and our Series B preferred stock at-the-market equity offering program (the “Preferred ATM Program”), (ii) funds from secured indebtedness, including borrowings under our $235 million Credit Facility and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. In the past we also have used proceeds from the sale of senior participations and the sale of our Series A Preferred Stock pursuant to the Purchase Agreement, pursuant to which we issued $125 million of Series A Preferred Stock.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million. During the quarter ended March 31, 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partners in the LLCs that own the Jacksonville, Atlanta 1, Atlanta 2, and Denver development properties. The SLI Venture now owns 100% of the membership interests in the LLCs that own these four facilities.

We are externally managed and advised by JCAP Advisors, LLC (the “Manager”). The Manager is led by our founder and Executive Chairman, Dean Jernigan, our Chief Executive Officer (“CEO”), John A. Good, and our President and Chief Investment Officer (“CIO”), Jonathan Perry. Mr. Jernigan is a 30-year veteran of the self-storage industry, including a combined 16 years as the CEO of Storage USA and CubeSmart, both New York Stock Exchange (“NYSE”) listed self-storage REITs. During his time at these two companies, Mr. Jernigan oversaw the investment of several billion dollars of capital in the self-storage industry. Mr. Good has over 30 years of experience working with senior management teams and boards of directors of public companies in the REIT and financial services industries on corporate finance, corporate governance, merger and acquisition, tax, executive compensation, joint venture, and strategic planning projects as a nationally recognized corporate and securities lawyer. Prior to joining the Company, he served as lead counsel on over 200 securities offerings, including our IPO, raising in excess of $25 billion over the past 25 years, with more than 125 of those deals being in the REIT industry. Mr. Perry has over 20 years of experience in the self-storage sector having joined the Company in June 2018 from CubeSmart, where he most recently served as Senior Vice President and CIO. Mr. Perry has led several billion dollars of self-storage investments and transactions over his career and has established extensive relationships across the industry. We believe the industry experience and depth of relationships of our senior management team and other investment professionals provide us with a significant competitive advantage in sourcing, evaluating, underwriting and servicing self-storage investments.

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

As the current development cycle nears its end, we believe that developers who constructed new self-storage facilities earlier in the cycle will seek to sell their ownership positions or seek to recapitalize existing financing. We believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V self-storage facilities in the lease-up phase. Further, we believe our willingness and desire to make structured bridge investments will be an attractive capital solution to developers with a need or desire to recapitalize their investments, repay debt, buy out partners or provide capital needed to stabilize facilities. We intend to pursue bridge investments of recently built self-storage facilities in lease-up phase, selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed and selectively evaluate acquisitions of self-storage projects that we have not financed. In addition, we may modify or recapitalize existing financing on current investments for our developers. As our focus shifts to acquiring the newly-developed facilities that we have financed since our IPO, acquiring properties that we have not financed and refinancing newly completed facilities, our results of operations will also be impacted by the following additional factors, in addition to the factors described above:

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

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and bridge investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three months ended March 31, 2019 and 2018 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our development property investments and bridge investments. We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized. Under the fair value option, we mark our development property investments, bridge investments, and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments and bridge investments and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments and bridge investments may fluctuate from period to period. Additionally, the fair value of our development property investments and bridge investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments and bridge investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced substantially higher new self-storage construction starts and deliveries during 2016, 2017 and 2018, and 2019 is expected to experience new deliveries at levels similar to 2018, which was the highest year for new deliveries in this development cycle. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the 2009/2010 recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers are government regulations (primarily zoning restrictions), lack of land and the lack of financing available in the sector. Typically, lenders are only willing to lend up to 65% loan-to-cost (“LTC”), whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest, some of which will be received as payment-in-kind (“PIK”) interest rather than cash interest.

Recent Developments

Investment Activity

Subsequent to March 31, 2019, we closed on the following development property investment with a Profits Interest:

		Total Investment
Closing Date	MSA	Commitment
4/18/2019	New York City 7	23,462
	Total	$23,462

Second Amended and Restated 2015 Equity Incentive Plan

On May 1, 2019, our stockholders approved, and we adopted, the Second Amended and Restated 2015 Equity Incentive Plan increasing the number of shares reserved for issuance under the Plan by 380,000 to an aggregate of 750,000 shares and extending the term of the Plan until May 1, 2029.

Dividend Declarations

On May 1, 2019, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2019. The dividends are payable on July 15, 2019 to holders of Series A Preferred Stock of record on July 1, 2019.

On May 1, 2019, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2019. The dividends are payable on July 15, 2019 to holders of Series B Preferred Stock of record on July 1, 2019.

On May 1, 2019, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending June 30, 2019. The dividend is payable on July 15, 2019 to stockholders of record on July 1, 2019.

Investment Activity

Overview of total investment activity

As of March 31, 2019, our self-storage investment portfolio consists of eight wholly-owned self-storage facilities, 47 on-balance sheet development property investments with a Profits Interest (22 of which are secured by facilities in lease-up and 25 of which are secured by facilities under construction), seven development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), four self-storage facilities wholly-owned by the SL1 Venture and five bridge investments secured by facilities that are all in lease-up. We also have one construction loan secured by a facility under construction.

On-balance sheet investment activity

Our on-balance sheet self-storage investments at March 31, 2019 consisted of the following:

•

Development Property Investments - We had 47 investments totaling an aggregate committed principal amount of approximately $548.1 million to finance the ground-up construction or conversion of existing buildings into self-storage facilities.

Also included in development property investments as of March 31, 2019 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% per annum, has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; however, it has yet to be repaid. Accordingly, this construction loan is in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan is $17.7 million. As the investment is a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2019. The fair value of the investment as of March 31, 2019 is $17.7 million. During the three months ended March 31, 2019, we commenced proceedings to foreclose on the underlying collateral.

As of March  31, 2019, the aggregate committed principal amount of our development property investments was approximately $565.8 million and outstanding principal was $358.6 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$9,128
8/14/2015	Raleigh (2)(7)	8,792	8,689	103	8,236
10/27/2015	Austin (2)(7)	8,658	7,951	707	7,940
9/20/2016	Charlotte 2 (2)(7)	12,888	11,697	1,191	12,838
11/17/2016	Jacksonville 2 (2)(7)	7,530	7,279	251	9,397
1/18/2017	Atlanta 3 (3)	14,115	9,498	4,617	10,549
1/31/2017	Atlanta 4 (2)(7)	13,678	13,185	493	15,632
2/24/2017	Orlando 3 (2)(7)	8,056	7,363	693	8,911
2/24/2017	New Orleans (2)	12,549	10,918	1,631	12,709
2/27/2017	Atlanta 5 (2)	17,492	15,640	1,852	18,345
3/1/2017	Fort Lauderdale (2)	9,952	7,740	2,212	10,547
3/1/2017	Houston (3)	14,825	13,400	1,425	16,176
4/14/2017	Louisville 1 (2)(7)	8,523	7,141	1,382	8,831
4/20/2017	Denver 1 (3)	9,806	7,666	2,140	8,669
4/20/2017	Denver 2 (2)	11,164	10,481	683	12,952
5/2/2017	Atlanta 6 (2)(7)	12,543	11,218	1,325	13,717
5/2/2017	Tampa 2 (3)	8,091	6,684	1,407	7,540
5/19/2017	Tampa 3 (2)(7)	9,224	7,355	1,869	8,650

6/12/2017	Tampa 4 (2)(7)	10,266	9,000	1,266	11,767
6/19/2017	Baltimore 1 (2)(4)	10,775	9,461	1,593	11,105
6/28/2017	Knoxville (2)(7)	9,115	8,156	959	9,228
6/29/2017	Boston 1 (2)(6)	-	-	-	2,661
6/30/2017	New York City 2 (2)(4)	26,482	25,716	1,807	29,534
7/27/2017	Jacksonville 3 (2)(7)	8,096	6,978	1,118	8,598
8/30/2017	Orlando 4 (2)	9,037	7,114	1,923	8,732
9/14/2017	Los Angeles 1	28,750	8,979	19,771	8,938
9/14/2017	Miami 1	14,657	7,425	7,232	7,224
9/28/2017	Louisville 2 (2)(7)	9,940	8,914	1,026	11,131
10/12/2017	Miami 2 (4)	9,459	1,367	8,141	1,144
10/30/2017	New York City 3 (4)	14,701	5,276	9,587	4,911
11/16/2017	Miami 3 (4)	20,168	4,725	15,604	4,267
11/21/2017	Minneapolis 1 (3)	12,674	5,462	7,212	5,829
12/1/2017	Boston 2 (2)	8,771	5,436	3,335	6,520
12/15/2017	New York City 4	10,591	2,663	7,928	2,569
12/27/2017	Boston 3	10,174	2,608	7,566	2,500
12/28/2017	New York City 5	16,073	7,538	8,535	7,477
2/8/2018	Minneapolis 2 (2)	10,543	8,456	2,087	9,615
3/30/2018	Philadelphia (3)(4)	14,338	10,598	3,908	10,829
4/6/2018	Minneapolis 3 (3)	12,883	4,208	8,675	4,209
5/1/2018	Miami 9 (4)	12,421	2,869	9,623	2,696
5/15/2018	Atlanta 7	9,418	1,378	8,040	1,329
5/23/2018	Kansas City	9,968	2,349	7,619	2,320
6/7/2018	Orlando 5	12,969	2,533	10,436	2,478
6/12/2018	Los Angeles 2 (5)	9,298	4,675	4,874	4,721
11/16/2018	Baltimore 2	9,247	397	8,850	319
3/1/2019	New York City 6	18,796	2,112	16,684	1,963
3/15/2019	Stamford (5)	2,904	2,913	-	2,885
		$548,050	$340,859	$209,382	$388,266

Construction loans:
12/23/2015	Miami	17,733	17,733	-	17,733
		$17,733	$17,733	$-	$17,733
Total development property investments		$565,783	$358,592	$209,382	$405,999

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of March 31, 2019. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of March 31, 2019. See Note 4 to the accompanying unaudited consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

These investments contain a higher LTC ratio and a higher interest rate, some of which interest is PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The funded amount of these investments include PIK interest accrued. These PIK interest amounts are not included in the commitment amount for each investment.

(5)

A traditional bank will provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest. The funded amount of these investments include interest accrued on the preferred equity investment. These interest amounts are not included in the commitment amount for each investment.

(6)	Our loan was repaid in full through a refinancing initiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(7)	As of March 31, 2019, this investment was pledged as collateral to our Credit Facility.

•

Wholly-Owned Property Investments – We have acquired 100% of the membership interests in the LLCs of eight of our previous development property investments with a profits interest, resulting in the ownership of eight self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2 11920 W Colonial Dr.	5/1/2016	8/9/2017	$15,829	$(1,265)	$14,564	93,965	36	85.8%
Jacksonville 1 1939 East West Pkwy	8/12/2016	1/10/2018	11,663	(901)	10,762	59,848	33	86.5%
Atlanta 2 340 Franklin Gateway SE	5/24/2016	2/2/2018	11,668	(747)	10,921	66,187	35	78.1%
Atlanta 1 5110 McGinnis Ferry Rd	5/25/2016	2/2/2018	13,174	(762)	12,412	71,718	35	86.8%
Pittsburgh 6400 Hamilton Ave	5/11/2017	2/20/2018	9,708	(342)	9,366	47,594	24	41.4%
Charlotte 1 9323 Wright Hill Rd	8/18/2016	8/31/2018	12,746	(463)	12,283	85,350	32	61.1%
New York City 1 1775 5th Ave	9/29/2017	12/21/2018	25,458	(396)	25,062	105,272	19	62.8%
New Haven 453 Washington Ave	12/16/2016	3/8/2019	11,051	(50)	11,001	64,225	28	65.7%
Total Owned Properties			$111,297	$(4,926)	$106,371
(1)	The net rentable square feet (“NRSF”) includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of April 28, 2019.

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

As of March 31, 2019, the aggregate committed principal amount of our bridge investments was approximately $83.3 million and our outstanding principal was $82.4 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Bridge investments:
3/2/2018	Miami 4 (2)(4)	$20,201	$20,201	$-	$23,217
3/2/2018	Miami 5 (2)(3)(4)	17,738	17,272	991	15,217
3/2/2018	Miami 6 (2)(4)	13,370	13,370	-	17,681
3/2/2018	Miami 7 (2)(3)(4)	18,462	17,986	1,022	16,812
3/2/2018	Miami 8 (2)(4)	13,553	13,553	-	14,119

Total bridge investments	$83,324	$82,382	$2,013	$87,046
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Certificate of occupancy had been received as of March 31, 2019. See Note 4 to the accompanying consolidated financial statements, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(4)	As of March 31, 2019, this investment was pledged as collateral to our Credit Facility.

Real estate venture activity

As of March 31, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,722	$1,145	$15,252
5/14/2015	Miami 2 (2)(3)	14,849	14,492	357	15,301
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,826	404	17,292
4/15/2016	Washington DC (3)	17,269	17,269	-	19,864
7/21/2016	New Jersey (3)	7,828	6,465	1,363	7,587
9/28/2016	Columbia (3)	9,199	9,020	179	9,695
12/22/2016	Raleigh (3)	8,877	8,576	301	9,303
	Total	$85,119	$81,370	$3,749	$94,294

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal balances at contribution) were contributed to the SL1 Venture on March 31, 2016.
(3)	Certificate of occupancy had been received as of March 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville 3211 San Pablo Rd S	7/26/2017	1/28/2019	$16,602	$(204)	$16,398	80,621	21	79.9%
Atlanta 2 11220 Medlock Bridge Rd	9/14/2017	1/28/2019	10,850	(99)	10,751	70,139	19	58.7%
Denver 2255 E 104th Ave	12/14/2017	1/28/2019	16,470	(152)	16,318	85,575	16	56.2%
Atlanta 1 1801 Savoy Dr	4/12/2018	1/28/2019	13,283	(100)	13,183	71,147	13	41.1%
Total Owned Properties			$57,205	$(555)	$56,650
(1)	The net rentable square feet (“NRSF”) includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of April 28, 2019.

On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties that bears interest at LIBOR plus 2.15% and matures on February 27, 2022.

Business Outlook

We continue to experience demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of May 1, 2019, we had projects that were in various stages of our underwriting process, including several subject to executed term sheets, for prospective development property investment amounts in excess of $300 million. We have reduced our pipeline intentionally, as the development cycle is now entering its fifth year. Having evaluated over $11 billion of potential self-storage development projects since our formation in March 2015 while closing approximately $950 million, we believe we have demonstrated a track record of careful underwriting and selectivity. While we typically estimate closing dates for investment transactions subject to executed term sheets, often the closings of such investments are subject to events, such as site plan approval, issuances of building permits and other occurrences outside of our control, which can result in delays beyond our estimated closing dates. Moreover, we can provide no assurance that any of the existing or future projects subject to term sheets will produce actual investment commitments or if all term sheets will meet all conditions necessary to consummate investment commitments, and we can provide no assurance that we will have adequate capital to close all such prospective commitments in the future.

From the time of our IPO in March 2015 through December 31, 2015, we committed an aggregate of approximately $76.5 million in 11 development property investments. As of March 31, 2019, all of the properties underlying these development investments had received certificates of occupancy. Of those 11 initial investments, we have acquired our developer’s interest in seven investments and chose not to exercise our ROFR to buy the storage facility underlying one investment.

During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. We have a 10% capital interest in the SL1 Venture that entitles us to 10% of operating earnings and profits from sales of properties by the joint venture, as well as potential residual interests upon our SL1 Venture partners achieving certain internal rates of return on their invested capital. As of March 31, 2019, all of those development properties had achieved certificates of occupancy. On January 28, 2019, the SL1 Venture acquired our developer’s interest in four of these investments.

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

The construction progress and deliveries of these on-balance sheet investments contributed to significant fair value appreciation in 2018 in excess of that recognized in 2017. As the number of deliveries decrease in 2019 and 2020, we would expect fair value appreciation in these years to decrease as compared to 2018. Furthermore, fair value appreciation recognized during lease-up can be negatively impacted by lower rental rates due to supply saturation in some markets, which we have experienced and expect to continue to experience. The impact of new supply and other economic factors could result in our desire to modify existing agreements with our developers or in certain circumstances result in foreclosure of the underlying facility. In addition, our acquisition of our developers’ interests is expected to continue into 2019 and even more so into 2020, which could also negatively impact future profits as fair value appreciation is not recognized after the acquisition date.

We intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. Since the third quarter of 2017, we have acquired eight self-storage facilities through privately negotiated transactions with our developer partners.

As of March 31, 2019, we currently have eight self-storage facilities that are wholly-owned and consolidated on our balance sheet, 47 on-balance sheet development property investments with a Profits Interest (22 of which are secured by facilities in lease-up and 25 of which are secured by facilities under construction), seven development property investments in our SL1 Venture (all of which are secured by facilities in lease-up), four self-storage facilities wholly-owned by the SL1 Venture, and five bridge investments secured by facilities that are all in lease-up. We also have one construction loan secured by a facility under construction.

The following table reflects occupancy data as of April  28, 2019 for the 29 underlying self-storage facilities of our development property investments with a Profits Interest, eight wholly-owned properties and four properties owned by the SL1 Venture that have received a certificate of occupancy as of that date:

		# Months
Location	Date Opened	Open	Occupancy
Ocoee, Florida (Orlando 1 and Orlando 2) (1)	May 1, 2016	36	85.8%
Marietta, Georgia (Atlanta 2) (1)	May 24, 2016	35	78.1%
Alpharetta, Georgia (Atlanta 1) (1)	May 25, 2016	35	86.8%
Jacksonville, Florida (Jacksonville 1) (1)	August 12, 2016	33	86.5%
Charlotte, North Carolina (Charlotte 1) (1)	August 18, 2016	32	61.1%
Milwaukee, Wisconsin	October 9, 2016 (2)	31	66.8%
New Haven, Connecticut (1)	December 16, 2016	29	65.7%
Round Rock, Texas (Austin)	March 16, 2017	26	78.8%
Pittsburgh, Pennsylvania (1)	May 11, 2017 (3)	24	41.4%
Jacksonville, Florida (4)(6)	July 26, 2017	21	79.9%
Columbia, South Carolina (4)	August 23, 2017	20	66.0%
Atlanta, Georgia (Atlanta 2) (4)(6)	September 14, 2017	20	58.7%
Washington DC (4)	September 25, 2017	19	60.7%
New York, New York (New York City 1) (1)	September 29, 2017	19	62.8%
Denver, Colorado (4)(6)	December 14, 2017	17	56.2%
Miami, Florida (Miami 1) (4)	February 23, 2018	14	52.1%
Raleigh, North Carolina	March 8, 2018	14	40.7%
Jacksonville, Florida (Jacksonville 2)	March 27, 2018	13	43.8%
Atlanta, Georgia (Atlanta 1) (4)(6)	April 12, 2018	13	41.1%
Average (Facilities open for more than 1 year)		23.7	64.5%	(5)

		# Months
Location	Date Opened	Open	Occupancy
Raleigh, North Carolina (4)	June 8, 2018	11	31.5%
Atlanta, Georgia (Atlanta 4)	July 12, 2018	10	23.8%
Orlando, Florida (Orlando 3)	July 26, 2018	9	26.5%
Fort Lauderdale, Florida (4)	July 26, 2018	9	25.0%
Denver, Colorado (Denver 2)	July 31, 2018	9	20.0%
Boston, Massachusetts (Boston 1)	August 8, 2018	9	22.1%
Louisville, Kentucky (Louisville 1)	August 15, 2018	9	25.9%
Charlotte, North Carolina (Charlotte 2)	August 30, 2018	8	23.9%
Louisville, Kentucky (Louisville 2)	August 31, 2018	8	18.5%
Tampa, Florida (Tampa 4)	October 9, 2018	7	19.2%
Atlanta, Georgia (Atlanta 6)	October 15, 2018	7	23.1%
Miami, Florida (Miami 2) (4)	October 30, 2018	6	36.7%
Jacksonville, Florida (Jacksonville 3)	November 6, 2018	6	18.3%
Baltimore, Maryland (Baltimore 1)	November 20, 2018	5	13.0%
Tampa, Florida (Tampa 3)	November 29, 2018	5	20.5%
Knoxville, Tennessee	November 30, 2018	5	23.1%
New Orleans, Louisiana	December 21, 2018	4	16.0%
New York, New York (New York City 2)	December 28, 2018	4	4.1%
Orlando, Florida (Orlando 4)	January 16, 2019	4	16.1%
Red Bank, New Jersey (4)	January 24, 2019	3	6.4%
Minneapolis, Minnesota (Minneapolis 2)	March 14, 2019	2	5.9%
Boston, Massachusetts (Boston 2)	March 19, 2019	1	2.7%
Average (Facilities open for less than 1 year)		6.4	19.5%	(5)

(1)	As of March 31, 2019, we wholly own the self-storage facility underlying this investment.

(2)

Certificate of Occupancy was received in August 2016, prior to the property being ready for opening by the manager of the project. Property opened to partial leasing in October 2016. All floors opened to leasing in February 2017.

(3)	Temporary Certificate of Occupancy was received and reservations of units were allowed, but tenant move-ins commenced when final Certificate of Occupancy was issued in July 2017.
(4)	Investment is included in SL1 Venture portfolio.
(5)	Represents weighted average occupancy based on total rentable square feet.
(6)	As of March 31, 2019, the SL1 Venture wholly owns the self-storage facility underlying this investment.

The following table reflects occupancy data as of April 28, 2019 for all of the underlying self-storage facilities of our bridge investments with a Profits Interest that have received a certificate of occupancy:

		# Months
Location	Date Opened	Open	Occupancy
Miami, Florida (Miami 6)	August 12, 2016	33	81.5%
Miami, Florida (Miami 4)	October 9, 2016	31	85.7%
Miami, Florida (Miami 8)	December 12, 2016	29	85.5%
Miami, Florida (Miami 7)	March 26, 2018	13	46.6%
Miami, Florida (Miami 5)	August 13, 2018	9	24.1%
Average		22.8	62.6%	(1)

(1)	Represents weighted average occupancy based on total rentable square feet.

The occupancy rates noted above pertain to the aforementioned 46 properties only and are not indicative of future lease-up rates of other facilities that will commence operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three months ended March 31, 2019 and 2018 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2019 and March 31, 2018:

(Dollars in thousands)	Three months ended
	March 31, 2019	March 31, 2018
Revenues:
Interest income from investments	$8,212	$4,562
Rental and other property-related income from real estate owned	1,450	623
Other revenues	222	31
Total revenues	9,884	5,216

Costs and expenses:
General and administrative expenses	1,762	1,818
Fees to Manager	2,003	1,304
Property operating expenses of real estate owned	762	311

Depreciation and amortization of real estate owned	1,029	702
Other expenses	-	290
Total costs and expenses	5,556	4,425

Operating income	4,328	791

Other income (expense):
Equity in earnings from unconsolidated real estate venture	156	550
Net unrealized gain on investments	8,830	4,320
Interest expense	(1,213)	(416)
Other interest income	13	109
Total other income	7,786	4,563
Net income	12,114	5,354
Net income attributable to preferred stockholders	(5,032)	(3,595)
Net income attributable to common stockholders	$7,082	$1,759

Revenues

Total interest income from investments for the three months ended March 31, 2019 was $8.2 million, an increase of approximately $3.7 million, or 80%, from the three months ended March 31, 2018. The increase is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $1.5 million and $0.6 million from real estate owned during the three months ended March 31, 2019 and 2018, respectively, that is related to the revenues generated by the self-storage real estate owned that has been acquired. Other revenues of $0.2 million earned during the three months ended March 31, 2019 were derived primarily from fees earned in connection with the procurement of the term loans in the SL1 Venture and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Compensation and benefits	$1,029	$959
Occupancy	102	100
Business development	61	180
Professional fees	292	346
Other	278	233
Total general and administrative expenses (excluding fees to Manager)	$1,762	$1,818

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the three months ended March 31, 2019 were $1.8 million, a decrease of $0.1 million, or 3%, from the three months ended March 31, 2018. Business development costs decreased primarily due to the developer conference held by us during the three months ended March 31, 2018. No such conference was held in the three months ended March 31, 2019. Industry association dues and trade show costs also decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other operating expenses

We paid our Manager fees of $2.0 million and $1.3 million in the three months ended March 31, 2019 and 2018, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of a follow-on offering of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, and the issuances of our

Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other expenses

Other expenses for the three months ended March 31, 2018 consist of costs related to the termination of an employee contract. There were no other expenses for the three months ended March 31, 2019.

Other income (expense)

For the three months ended March 31, 2019 and 2018, we recorded other income of $7.8 million and $4.6 million, respectively, which primarily relates to the net unrealized gain on investments. During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, two opened for leasing in the first quarter of 2018, 14 opened during the remainder of 2018, and many of the remaining investments were partially constructed during late 2018 and into 2019. The construction progress and deliveries of these on-balance sheet investments contributed to significant fair value appreciation in the first quarter of 2019 in excess of that recognized in the first quarter of 2018.

The $0.2 million and $0.6 million of equity in earnings from unconsolidated real estate venture in the three months ended March 31, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the three months ended March 31, 2019 and 2018 was $1.2 million and $0.4 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends to preferred stockholders, stock-based compensation expense, depreciation and amortization on real estate assets, depreciation and amortization on SL1 Venture real estate assets and other expenses.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	March 31, 2019	March 31, 2018
Net income attributable to common stockholders	$7,082	$1,759
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	328	345
Plus: depreciation and amortization on real estate assets	1,029	702
Plus: depreciation and amortization on SL1 Venture real estate assets	56	-
Plus: other expenses	-	290
Adjusted Earnings	$10,620	$5,221

Liquidity Outlook and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund construction mortgage loans included in our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, acquire the interests of developers in self-storage facilities we have financed, make distributions to our stockholders and fund our operations. In the future periods we will likely require cash to pay the net purchase price for self-storage facilities with respect to which we exercise ROFRs. We have not yet generated sufficient cash flow from operations or investment activities to enable us to make any investments or cover our distributions to our stockholders. As a result, we are dependent on the issuance of equity securities, borrowings under our Credit Facility and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Three months ended March 31,
	2019	2018
Net income	$12,114	$5,354
Adjustments to reconcile net income to net cash used in operating activities:	(15,085)	(7,473)
Net cash used in operating activities	(2,971)	(2,119)
Net cash used in investing activities	(30,248)	(124,830)
Net cash provided by financing activities	28,364	95,210
Change in cash and cash equivalents	$(4,855)	$(31,739)

Cash decreased $4.9 million during the three months ended March 31, 2019 as compared to a decrease in cash of $31.7 million during the three months ended March 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $3.0 million and $2.1 million, respectively. The primary components of cash used in operating activities during the three months ended March 31, 2019 were net income adjusted for non-cash transactions of $2.2 million and the change in cash from working capital of $0.8 million, offset by $0.1 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the three months ended March 31, 2018 were net income adjusted for non-cash transactions of $2.4 million, offset by $0.2 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.1 million.

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 was $30.2 million and $124.8 million, respectively. For the three months ended March 31, 2019, the cash used for investing activities consisted primarily of $29.5 million to fund investments, $2.6 million to purchase additional interests in one of our development property investments, offset, in part, by $2.1 million in return of capital from the SL1 Venture. For the three months ended March 31, 2018, the cash used for investing activities consisted primarily of $116.7 million to fund investments and $8.8 million to purchase additional interests in four of our development property investments, offset, in part, by origination fees received in cash of $1.2 million.

Net cash provided by financing activities for the three months ended March 31, 2019 totaled $28.4 million and primarily related to $26.8 million of net proceeds received from the Credit Facility, $2.8 million of net proceeds from common stock issuances, $9.1 million of net proceeds received from term loans, offset, in part, by $10.1 million of dividends paid. For the three months ended March 31, 2018, net cash provided by financing activities totaled $95.2 million and primarily related to $71.0 million of net proceeds from preferred stock issuances and $29.9 million of net proceeds received in connection with draws on the secured revolving Credit Facility, offset, in part, by $5.4 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of March 31, 2019, we had unrestricted cash of approximately $3.9 million, and we had remaining unfunded commitments of $211.4 million related to our investment portfolio and $0.5 million related to the SL1 Venture. During the remainder of 2019, we also expect to acquire additional developer interests in self-storage facilities we have financed and to execute commitments to provide capital to additional self-storage development projects. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Remaining unfunded commitments of $211.9 million related to our investment portfolio and SL1 Venture are estimated to be funded on the following schedule:

Future Fundings for Investments	2019	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$102,162	$91,388	$14,690	$1,225	$2,435	$211,900

Credit Facility

On December 28, 2018, we entered into an amendment and restatement of the Credit Facility to, among other things allow up to $235 million of borrowings and an accordion feature permitting expansion up to $400 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of May 1, 2019, we had $49.9 million outstanding of our  $144.4 million in total availability under the Credit Facility.

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

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program with an aggregate offering price of up to $50.0 million. On December 7, 2018, we entered into a new equity distribution agreement with an aggregate offering price under the new ATM Program of up to $75.0 million. Since the inception of the ATM Programs, we have sold an aggregate of 2,435,466 shares of common stock at a weighted average price of $21.76 per share, receiving net proceeds after commissions and other offering costs of $51.4 million. As of May 1, 2019, we have approximately $72.0 million available for issuance under the ATM Program.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018, proceeds received from sales of shares from time to time under the ATM Programs and proceeds from the issuance of our Series B Preferred Stock. At March 31, 2019, we had total indebtedness of $61.1 million, or 9.7% of total assets. During 2019, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the three months following each date of determination and (b) $50 million for the period between December 31, 2018 and December 31, 2019 or on and after January 1, 2020, liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the six months following each date of determination and (b) $50 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of March 31, 2019  (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$-	$61,088	$-	$-	$-	$61,088

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.25% to 3.25%.

At March 31, 2019, we had $211.4 million of unfunded loan commitments related to our investment portfolio and $0.5 million related to the SL1 Venture. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed. At March 31, 2019, we had $2.0 million of unfunded loan commitments related to our other assets.

As of March 31, 2019, we had unrestricted cash of approximately $3.9 million.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended March 31, 2019, we declared a cash dividend to our stockholders of $0.35 per share, payable on April 15, 2019 to stockholders of record on April 1, 2019. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2018 Form 10-K.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2019	December 31, 2018
Up 25 basis points	$(2.0)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.1	2.0

Up 50 basis points	(4.1)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.3	4.1

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2019	December 31, 2018
Up 25 basis points	$(9.4)	$(8.9)
Down 25 basis points	10.3	9.8

Up 50 basis points	(18.0)	(17.0)
Down 50 basis points	21.8	20.5

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Other than as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

As described elsewhere in this Quarterly Report on Form 10-Q, the Company’s $17.7 million Miami construction loan has been placed on non-accrual status and the Company has commenced proceedings to foreclose on the underlying collateral. The foreclosure proceedings were commenced by the Company on January 8, 2019 in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in an action entitled Jernigan Capital Operating Company v. Storage Partners of Miami I, LLC et. al. On May 1, 2019, the defendant borrower filed an answer to the Company’s complaint and a counter-claim against the Company. The counter-claim alleges, among other things, that, in its dealings with the borrower, the Company breached certain agreements with the borrower, breached an alleged implied covenant of good faith and fair dealing, made false statements that induced certain actions by the borrower, violated Florida’s Deceptive and Unfair Trade Practices Act and breached fiduciary duties allegedly owed to the borrower. The Company believes that the counter-claims brought by the borrower are without merit and intends to vigorously pursue the foreclosure action and other claims for damages against the borrower and its principals and to vigorously defend against the related counter-claims by the borrower. The Company can provide no assurances as to the outcome of this litigation or provide an estimate of any potential liability or related litigation expenses at this time.

ITEM 1A. RISK FACTORS

The discussion of our business and operations should be read together with the risk factors contained in Part I, Item 1A of our 2018 Form 10-K, which describes the various additional risks and uncertainties to which we are or may be subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows and prospects in a material adverse manner.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended March 31, 2019:	Purchased	Per Share	Programs	(dollars in thousands)
January 1-January 31	-	$-	-	$6,848
February 1-February 28	-	-	-	6,848
March 1-March 31	-	-	-	6,848
Total	-	$-	-	$6,848

(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

On February 22, 2019, an employee of the Manager returned 1,482 shares of our common stock to us in connection with the vesting of 4,692 shares of restricted stock, in order to satisfy tax withholding obligations.

On March 8, 2019, an employee of the Manager returned 1,926 shares of our common stock to us in connection with the vesting of 6,000 shares of restricted stock, in order to satisfy tax withholding obligations.

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

10.1

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.28 to Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019).

10.2

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Franklin Owner, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.29 to Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019).

10.3

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Storage Builders II, LLC, as borrower, and FirstBank, as lender (incorporated by reference to Exhibit 10.30 to Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019).

10.4*

Letter Agreement, dated as of January 28, 2019, by and between HVP III Storage Lenders Investor, LLC and Jernigan Capital Operating Company, LLC amending the terms of the Limited Liability Company Agreement of Storage Lenders LLC.

10.5*	Amendment to the Limited Liability Company Agreement of Storage Lenders LLC, dated March 28, 2019.

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: May 2, 2019	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2019	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)