Form 10-Q
period 2019-06-30
Jernigan Capital, Inc.
filed 2019-08-02
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of August 1, 2019, Jernigan Capital, Inc. had 22,236,871 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	June 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$4,169	$8,715
Self-Storage Investment Portfolio:
Development property investments at fair value	476,889	373,564
Bridge investments at fair value	89,478	84,383
Self-storage real estate owned, net	106,083	96,202
Investment in and advances to self-storage real estate venture	12,416	14,155
Other loans, at cost	4,576	4,835
Deferred financing costs	4,327	4,619
Prepaid expenses and other assets	5,129	3,702
Fixed assets, net	225	233
Total assets	$703,292	$590,408

Liabilities:
Secured revolving credit facility	$62,900	$-
Term loans, net of unamortized costs	33,711	24,609
Due to Manager	2,453	3,334
Accounts payable, accrued expenses and other liabilities	4,526	2,402
Dividends payable	12,847	12,199
Total liabilities	116,437	42,544

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 129,250 and 125,000 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively, at liquidation preference of $129.3 million and $125.0 million, net of offering costs, respectively	126,387	122,137
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of June 30, 2019 and December 31, 2018, at liquidation preference of $39.3 million, net of offering costs	37,298	37,401
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2019 and December 31, 2018; 22,133,290 and 20,430,218 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	221	204
Additional paid-in capital	419,760	386,394
Retained earnings	3,630	1,728
Accumulated other comprehensive income (loss)	(441)	-
Total equity	586,855	547,864
Total liabilities and equity	$703,292	$590,408

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Interest income from investments	$9,150	$6,403	$17,362	$10,965
Rental and other property-related income from real estate owned	1,638	805	3,087	1,428
Other revenues	44	33	267	64
Total revenues	10,832	7,241	20,716	12,457

Costs and expenses:
General and administrative expenses	2,373	2,034	4,136	3,852
Fees to Manager	2,069	1,582	4,072	2,886
Property operating expenses of real estate owned	786	420	1,549	731
Depreciation and amortization of real estate owned	1,090	887	2,119	1,589
Other expenses	-	-	-	290
Total costs and expenses	6,318	4,923	11,876	9,348

Operating income	4,514	2,318	8,840	3,109

Other income (expense):
Equity in earnings from unconsolidated real estate venture	85	435	242	985
Net unrealized gain on investments	12,043	8,623	20,873	12,943
Interest expense	(1,776)	(638)	(2,989)	(1,054)
Other interest income	8	59	21	168
Total other income	10,360	8,479	18,147	13,042
Net income	14,874	10,797	26,987	16,151
Net income attributable to preferred stockholders	(5,094)	(4,580)	(10,126)	(8,175)
Net income attributable to common stockholders	$9,780	$6,217	$16,861	$7,976

Basic earnings per share attributable to common stockholders	$0.46	$0.40	$0.81	$0.53
Diluted earnings per share attributable to common stockholders	$0.46	$0.40	$0.81	$0.53

Dividends declared per share of common stock	$0.35	$0.35	$0.70	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$14,874	$10,797	$26,987	$16,151
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(437)	-	(437)	-
Reclassification of realized gains on interest rate swaps	(4)	-	(4)	-
Other comprehensive income (loss)	(441)	-	(441)	-

Comprehensive income (loss)	$14,433	$10,797	$26,546	$16,151

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$-	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	35,000	34,417	1,500,000	35,988	-	-	-	-	-	70,405	-	70,405
Stock dividend paid on preferred stock	-	-	-	-	2,222	-	44	-	-	44	-	44
Repurchase and retirement of shares of common stock	-	-	-	-	(2,234)	-	(40)	-	-	(40)	-	(40)
Issuances of stock-based awards	-	-	-	-	18,000	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	376	-	-	376	-	376
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(3,034)	-	(3,034)	-	(3,034)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(561)	-	(561)	-	(561)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,056)	-	(5,056)	-	(5,056)
Net income	-	-	-	-	-	-	-	5,354	-	5,354	-	5,354
Balance at March 31, 2018	75,000	$72,181	1,500,000	$35,988	14,447,043	$144	$277,194	$(12,199)	$-	$373,308	$-	$373,308

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at March 31, 2018	75,000	$72,181	1,500,000	$35,988	14,447,043	$144	$277,194	$(12,199)	$-	$373,308	$-	$373,308
Issuance of preferred stock, net of offering costs	35,000	34,987	-	(8)	-	-	-	-	-	34,979	-	34,979
At-the-market issuance of preferred stock, net of offering costs	-	-	71,734	1,483	-	-	-	-	-	1,483	-	1,483
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,600,000	46	81,103	-	-	81,149	-	81,149
At-the-market issuance of common stock, net of offering costs	-	-	-	-	44,016	-	682	-	-	682	-	682
Stock dividend paid on preferred stock	-	-	-	-	120,028	1	2,124	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(14,279)	-	(274)	-	-	(274)	-	(274)
Issuances of stock-based awards	-	-	-	-	57,333	1	(1)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	808	-	-	808	-	808
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(3,892)	-	(3,892)	-	(3,892)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(6,739)	-	(6,739)	-	(6,739)
Net income	-	-	-	-	-	-	-	10,797	-	10,797	-	10,797
Balance at June 30, 2018	110,000	$107,168	1,571,734	$37,463	19,254,141	$192	$361,636	$(12,721)	$-	$493,738	$-	$493,738

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2018	125,000	$122,137	1,571,734	$37,401	20,430,218	$204	$386,394	$1,728	$-	$547,864	$-	$547,864
Equity offering costs related to preferred stock	-	-	-	(103)	-	-	-	-	-	(103)	-	(103)
At-the-market issuance of common stock, net of offering costs	-	-	-	-	136,192	1	2,751	-	-	2,752	-	2,752
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(3,408)	-	(73)	-	-	(73)	-	(73)
Issuance of stock-based awards	-	-	-	-	4,692	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	359	-	-	359	-	359
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,344)	-	(4,344)	-	(4,344)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(7,205)	-	(7,205)	-	(7,205)
Net income	-	-	-	-	-	-	-	12,114	-	12,114	-	12,114
Balance at March 31, 2019	127,125	$124,262	1,571,734	$37,298	20,567,694	$205	$389,431	$1,605	$-	$552,801	$-	$552,801

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at March 31, 2019	127,125	$124,262	1,571,734	$37,298	20,567,694	$205	$389,431	$1,605	$-	$552,801	$-	$552,801
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,452,076	15	29,976	-	-	29,991	-	29,991
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(18,544)	-	(396)	-	-	(396)	-	(396)
Issuance of stock-based awards	-	-	-	-	133,730	1	(1)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	750	-	-	750	-	750
Forfeiture and retirement of shares related to stock-based awards	-	-	-	-	(1,666)	-	-	-	-	-	-	-
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,407)	-	(4,407)	-	(4,407)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(7,754)	-	(7,754)	-	(7,754)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-	-	(441)	(441)	-	(441)
Net income	-	-	-	-	-	-	-	14,874	-	14,874	-	14,874
Balance at June 30, 2019	129,250	$126,387	1,571,734	$37,298	22,133,290	$221	$419,760	$3,630	$(441)	$586,855	$-	$586,855

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,987	$16,151
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(14,613)	(9,410)
Net unrealized gain on investments	(20,873)	(12,943)
Stock-based compensation	1,109	1,184
Equity in earnings from unconsolidated self-storage real estate venture	(237)	(980)
Return on investment from unconsolidated self-storage real estate venture	188	462
Depreciation and amortization	2,148	1,624
Amortization of deferred financing costs	925	381
Accretion of origination fees	(541)	(341)
Unrealized loss on mark-to-market interest rate cap	28	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(785)	(171)
Due to Manager	(881)	403
Accounts payable, accrued expenses, and other liabilities	762	151
Net cash used in operating activities	(5,783)	(3,489)

Cash flows from investing activities:
Purchase of corporate fixed assets	(22)	(34)
Purchase of self-storage real estate owned	(2,636)	(9,087)
Capital additions to self-storage real estate owned	(1,022)	(205)
Capital contributions to unconsolidated self-storage real estate venture	(357)	(1,653)
Return of capital from unconsolidated self-storage real estate venture	2,106	-
Advances to unconsolidated self-storage real estate venture	(12,674)	(11,832)
Repayment of advances to unconsolidated self-storage real estate venture	12,712	13,014
Funding of investment portfolio:
Origination fees received in cash	896	1,868
Development property and bridge investments	(81,500)	(170,989)
Funding of other loans	(185)	(718)
Repayments of investment portfolio investments	361	3,257
Repayments of other loans	203	534
Net cash used in investing activities	(82,118)	(175,845)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	62,346	34,433
Cash received from term loans, net of issuance costs	9,024	-
Repurchase of senior loan participation	-	(732)
Repayment of Credit Facility	-	(35,000)
Stock repurchase	(469)	(314)
Net proceeds from issuance of common stock	32,743	81,831
Net proceeds from issuance of Series A preferred stock	-	69,963
Net proceeds (offering costs) from issuance of Series B preferred stock	(103)	37,463
Dividends paid on Series A preferred stock	(4,455)	(1,288)
Dividends paid on Series B preferred stock	(1,376)	(561)
Dividends paid on common stock	(14,355)	(10,107)
Net cash provided by financing activities	83,355	175,688
Net change in cash and cash equivalents	(4,546)	(3,646)
Cash and cash equivalents at the beginning of the period	8,715	46,977
Cash and cash equivalents at the end of the period	$4,169	$43,331

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

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments and bridge investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), operating property loans (loans secured by operating properties), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), the term loans, payables, and derivative financial instruments.

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$86	$-	$86	$-
Derivative financial instruments (liability position)	(441)	-	(441)	-
Development property investments	476,889	-	-	476,889
Bridge investments	89,478	-	-	89,478

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$373,564	$-	$-	$373,564
Bridge investments	84,383	-	-	84,383

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

Derivative instruments and hedging activities

All derivative financial instruments are recorded on the balance sheet at fair value. Changes in fair value are recognized either in earnings or as other comprehensive income (loss), depending on whether the derivative has been designated as a fair value or cash flow hedge and whether it qualifies as part of a hedging relationship, the nature of the exposure being hedged, and how effective the derivative is at offsetting movements in underlying exposure. Hedge accounting is discontinued when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated, or exercised; it is no longer probable that the forecasted transaction will occur; or management determines that designating the derivative as a hedging instrument is no longer appropriate. The Company uses interest rate swaps and interest rate caps to effectively convert a portion of its variable rate debt to fixed rate, thus reducing the impact of changes in interest rates on interest payments (see Note 7, Debt, and Note 8, Risk Management and Use of Financial Instruments).

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive income (loss)" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815) as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no longer the requirement for periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship. Amounts reported in "Accumulated other comprehensive income (loss)" related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. Changes in fair value for financial instruments not designated as cash flow hedges are recognized in earnings within interest expense in the Consolidated Statements of Operations.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and six months ended June 30, 2019 and 2018.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at June 30, 2019 and December 31, 2018. None of these loans are in non-accrual status as of June 30, 2019 and December 31, 2018. The Company determined that no allowance for loan loss was necessary at June 30, 2019 and December 31, 2018.

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

Other expenses

Other expenses of $0.3 million during the six months ended June 30, 2018 consist of costs related to the termination of an employee contract and have been expensed as incurred. The Company incurred no other expense during the six months ended June 30, 2019.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update creates a single accounting model for all share-based payments. As a result of this update, the existing employee guidance will apply to nonemployee share-based transactions, with the cost of nonemployee awards continuing to be recorded as if the grantor had paid cash for the goods or services. The equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through the performance completion date. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. As allowed, the Company has elected to early adopt the amendments in ASU 2018-07 effective April 1, 2018. As required by the ASU, the Company has established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. The cumulative-

effect adjustment to retained earnings as of January 1, 2018 was immaterial to the financial statements as a whole. As such, the Company recorded this adjustment through its Consolidated Statements of Operations for the year ended December 31, 2018.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$1,675	$743

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$4,250	$2,169
Dividends declared, but not paid, on preferred stock	5,094	4,580
Dividends declared, but not paid, on common stock	7,754	6,739
Reclassification of self-storage real estate owned	8,351	35,281
Assumed liabilities with acquisition of self-storage real estate owned	-	1,258
Other loans paid off with issuance of development property investments	247	117
Reclassification of deferred costs to cumulative preferred stock	-	559

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at June 30, 2019 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 50 investments totaling an aggregate committed principal amount of approximately $612.3 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of June 30, 2019, three of the development property investments totaling $33.2 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2019. The fair value of the investment as of June 30, 2019 is $11.6 million.

Included in development property investments as of June 30, 2019 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% annum, has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; but was not timely repaid. Accordingly, this construction loan was in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan as of June 30, 2019 was $17.7 million. As the investment is a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2019. The fair value of the investment as of June 30, 2019 is $17.7 million. On July 2, 2019, the Company entered into an agreement with the borrower pursuant to which the Company acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan. See Note 12, Contingencies.

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

As of June 30, 2019, the aggregate committed principal amount of the Company’s development property investments and bridge investments was approximately $695.7 million and outstanding principal was $502.4 million, as described in more detail in the table below:

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$9,006
8/14/2015	Raleigh (2)(7)	8,792	8,789	3	8,635
10/27/2015	Austin (2)(7)	8,658	8,089	569	7,966
9/20/2016	Charlotte 2 (2)(7)	12,888	12,110	778	13,666
11/17/2016	Jacksonville 2 (2)(7)	7,530	7,405	125	9,471
1/18/2017	Atlanta 3 (2)	14,115	10,973	3,142	12,966
1/31/2017	Atlanta 4 (2)(7)	13,678	13,413	265	16,385
2/24/2017	Orlando 3 (2)(7)	8,056	7,491	565	9,255
2/24/2017	New Orleans (2)(7)	12,549	11,469	1,080	13,494
2/27/2017	Atlanta 5 (2)	17,492	16,114	1,378	19,307
3/1/2017	Fort Lauderdale (2)(7)	9,952	9,015	937	12,562
3/1/2017	Houston (2)	14,825	14,549	276	17,536
4/14/2017	Louisville 1 (2)(7)	8,523	7,294	1,229	8,821
4/20/2017	Denver 1 (2)	9,806	8,136	1,670	9,629
4/20/2017	Denver 2 (2)(7)	11,164	10,788	376	12,612
5/2/2017	Atlanta 6 (2)(7)	12,543	11,412	1,131	14,211
5/2/2017	Tampa 2 (2)	8,091	7,361	730	8,663

5/19/2017	Tampa 3 (2)(7)	9,224	7,949	1,275	9,559
6/12/2017	Tampa 4 (2)(7)	10,266	9,218	1,048	12,256
6/19/2017	Baltimore 1 (2)(4)(7)	10,775	10,172	954	12,198
6/28/2017	Knoxville (2)(7)	9,115	8,317	798	9,728
6/29/2017	Boston 1 (2)(6)	-	-	-	2,867
6/30/2017	New York City 2 (2)(4)	27,982	27,221	1,996	29,920
7/27/2017	Jacksonville 3 (2)(7)	8,096	7,391	705	9,242
8/30/2017	Orlando 4 (2)(7)	9,037	7,830	1,207	9,825
9/14/2017	Los Angeles 1	28,750	9,230	19,520	9,395
9/14/2017	Miami 1 (3)	14,657	8,556	6,101	8,593
9/28/2017	Louisville 2 (2)(7)	9,940	9,151	789	11,213
10/12/2017	Miami 2 (4)	9,459	1,399	8,119	1,202
10/30/2017	New York City 3 (4)	15,301	5,602	9,900	5,315
11/16/2017	Miami 3 (4)	20,168	6,430	13,941	6,090
11/21/2017	Minneapolis 1 (3)	12,674	7,950	4,724	9,046
12/1/2017	Boston 2 (2)	8,771	7,176	1,595	8,764
12/15/2017	New York City 4 (3)	10,591	3,723	6,868	3,833
12/27/2017	Boston 3	10,174	2,653	7,521	2,553
12/28/2017	New York City 5 (3)	16,073	9,440	6,633	10,308
2/8/2018	Minneapolis 2 (2)	10,543	9,040	1,503	9,972
3/30/2018	Philadelphia (2)(4)(9)	14,338	11,324	3,264	11,569
4/6/2018	Minneapolis 3 (3)	12,883	6,691	6,192	7,629
5/1/2018	Miami 9 (4)	12,421	3,344	9,171	3,242
5/15/2018	Atlanta 7	9,418	1,798	7,620	1,797
5/23/2018	Kansas City (3)	9,968	4,500	5,468	5,065
6/7/2018	Orlando 5 (3)	12,969	4,977	7,992	5,491
11/16/2018	Baltimore 2	9,247	703	8,544	652
3/1/2019	New York City 6	18,796	3,021	15,775	2,962
4/18/2019	New York City 7 (4)	23,462	5,770	17,726	5,484
		$561,410	$372,632	$191,205	$429,955
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	4,756	4,874	4,780
3/15/2019	Stamford (5)	2,904	2,963	-	2,975
5/8/2019	New York City 8 (5)	21,000	21,214	-	21,446
		$33,202	$28,933	$4,874	$29,201
Construction loans:
12/23/2015	Miami (8)	17,733	17,733	-	17,733
		$17,733	$17,733	$-	$17,733
Total development property investments		$612,345	$419,298	$196,079	$476,889

Bridge investments (includes a profits interest):
3/2/2018	Miami 4 (2)(7)	20,201	20,201	-	23,665
3/2/2018	Miami 5 (2)(4)(7)	17,738	17,674	718	15,962
3/2/2018	Miami 6 (2)(7)	13,370	13,370	-	17,970
3/2/2018	Miami 7 (2)(4)(7)	18,462	18,311	832	17,485
3/2/2018	Miami 8 (2)(7)	13,553	13,553	-	14,396
Total bridge investments		$83,324	$83,109	$1,550	$89,478

Total investments reported at fair value		$695,669	$502,407	$197,629	$566,367

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(5)

A traditional bank has or is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest. The funded amount of these investments include interest accrued on the preferred equity investment. These interest amounts are not included in the commitment amount for each investment.

(6)

The Company’s loan was repaid in full through a refinancing initiated by the Company’s partner. The investment represents the Company’s 49.9% Profits Interest which was retained during the transaction.

(7)	As of June 30, 2019, this investment was pledged as collateral to the Company’s Credit Facility.
(8)

On July 2, 2019, the Company entered into an agreement with the borrower pursuant to which the Company acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan. As a result, the loan is no longer outstanding.

(9)

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2019.

The following table provides a reconciliation of the funded principal to the fair market value of investments at June 30, 2019:

Funded principal	$502,407
Adjustments:
Unamortized origination and other fees	(6,243)
Net unrealized gain on investments	70,287
Other	(84)
Fair value of investments	$566,367

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

(5)

This investment has a total project cost of $29.5 million of which a traditional bank has or is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest.

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

(8)	As of December 31, 2018, this investment was pledged as collateral to the Company’s Credit Facility.
(9)	During the six months ended June 30, 2019, the Company purchased its partner’s 50.1% Profits Interest in this investment.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2018:

Funded principal	$413,460
Adjustments:
Unamortized origination and other fees	(6,382)
Net unrealized gain on investments	50,953
Other	(84)
Fair value of investments	$457,947

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

No loans, with the exception of the $17.7 million Miami construction loan, were in non-accrual status as of June 30, 2019 and December 31, 2018. As described above, subsequent to June 30, 2019, the Company entered into an agreement pursuant to which it acquired all of the interests in the entity that owned the property securing the Miami construction loan and both parties dismissed all state court litigation related to that loan.

All of the Company’s development property investments and bridge investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these development property investments and bridge investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $533.7 million and $484.7 million, respectively, at June 30, 2019 and approximated $442.6 million and $395.7 million, respectively, at December 31, 2018. These investees had revenues of approximately $2.6 million and $4.4 million and operating expenses of approximately $2.8 million and $5.0 million for the three and six months ended June 30, 2019, respectively. These investees had revenues of approximately $1.5 million and $2.3 million and operating expenses of approximately $1.1 million and $1.8 million for the three and six months ended June 30, 2018, respectively. During the six months ended June 30, 2019, no individual investment comprised more than 20% of the Company’s net income. For the six months ended June 30, 2018, the total income (interest income and net unrealized gain on investments) from one bridge investment with a Profits Interest exceeded 20% of the Company’s net income. The Company recorded total income for the six months ended June 30, 2018 of $4.2 million from the Miami 6 MSA bridge investment with a Profits Interest.

For sixteen of the Company’s development property investments with a Profits Interest as of June 30, 2019 and December 31, 2018, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of June 30, 2019 and December 31, 2018.

Investments reported at cost (Self-Storage Real Estate Owned)

YTD 2019 Activity

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

As described above, subsequent to June 30, 2019, the Company acquired all of the interests in the entity that owned the property securing the Miami construction loan. In future periods, that property will be classified as self-storage real estate owned.

YTD 2018 Activity

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

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Land	$11,723	$10,797
Building and improvements	95,368	85,067
In-place leases	4,085	3,552
Property equipment	32	13
Construction-in-progress	891	670
Accumulated depreciation and amortization	(6,016)	(3,897)
Self-storage real estate owned, net	$106,083	$96,202

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

Financial assets and liabilities that are not measured at fair value on a recurring basis are cash, other loans, receivables, the secured revolving credit facility, term loans and payables and their carrying values approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and term loans are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments.

As discussed in Note 8, Risk Managements and Use of Financial Instruments, interest rate swaps and interest rate caps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and these instruments are categorized in Level 2 of the fair value hierarchy. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Credit valuation adjustments are incorporated to appropriately reflect the Company's and the counterparty's respective nonperformance risk in the fair value measurements. In adjusting the fair value of the derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

The following table summarizes the instruments measured at fair value on a recurring basis categorized in Level 3 of the fair value hierarchy and the valuation techniques and inputs used to measure their fair value.

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned from when construction is substantially complete through stabilization. For the seven development property investments that were 40% complete but for which construction was not substantially complete at June 30, 2019, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Thirty-four development property and bridge investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at June 30, 2019. For the Company’s development property and bridge investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its development property investments with a profits interest and bridge investments categorized within Level 3 as of June 30, 2019 and December 31, 2018. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of June 30, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques (a)	Input	Estimated Range	Average

Income approach analysis	Market yields/discount rate	3.66 - 23.78%	8.59%
	Exit date (c)	0.25 - 7.20 years	3.40 years

Option pricing model	Volatility	54.53 - 95.52%	74.50%
	Exit date (c)	0.25 - 7.20 years	3.40 years
	Capitalization rate (b)	4.75 - 6.00%	5.45%
	Discount rate (b)	7.75 - 11.74%	8.82%
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

(b)

Forty-one properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2019	December 31, 2018
Up 25 basis points	$(2.2)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.3	2.0

Up 50 basis points	(4.3)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.6	4.1

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2019	December 31, 2018
Up 25 basis points	$(10.7)	$(8.9)
Down 25 basis points	11.7	9.8

Up 50 basis points	(20.5)	(17.0)
Down 50 basis points	24.7	20.5

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three and six months ended June 30, 2019 and 2018.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2018	$457,947
Realized gains	-
Unrealized gains	20,873
Fundings of principal and change in unamortized origination fees	81,646
Repayments of loans	(361)
Payment-in-kind interest	14,613
Reclassification of self-storage real estate owned	(8,351)
Net transfers in or out of Level 3	-
Balance at June 30, 2019	$566,367

Balance at December 31, 2017	$234,171
Realized gains	-
Unrealized gains	12,943
Fundings of principal and change in unamortized origination fees	169,702
Repayments of loans	(3,257)
Payment-in-kind interest	9,410
Reclassification of self-storage real estate owned	(35,281)
Net transfers in or out of Level 3	-
Balance at June 30, 2018	$387,688

As of June 30, 2019 and December 31, 2018, the total net unrealized appreciation on the investments that use Level 3 inputs was $70.3 million and $51.0 million, respectively.

For the three and six months ended June 30, 2019 and 2018, substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four owned properties that bears interest at LIBOR plus 2.15% and matures on February 27, 2022. The SL1 Venture distributed $19.0 million and $2.1 million to HVP III and the Company, respectively, of these debt proceeds.  In April 2019, the SL1 Venture entered into an interest rate swap to fix the interest rate on the variable rate term loan.  The SL1 Venture interest rate swap bears a notional amount of $36.1 million, a fixed LIBOR rate of 2.29%, and matures on April 1, 2021.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of June 30, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,722	$1,145	$15,455
5/14/2015	Miami 2 (2)(3)	14,849	14,518	331	15,676
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,898	332	17,034
4/15/2016	Washington DC (3)	17,269	17,269	-	20,162
7/21/2016	New Jersey (3)	7,828	6,964	864	8,302
9/28/2016	Columbia (3)	9,199	9,071	128	9,996
12/22/2016	Raleigh (3)	8,877	8,725	152	9,292
	Total	$85,119	$82,167	$2,952	$95,917

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of June 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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
(3)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)	On January 28, 2019, the SL1 Venture purchased its developer partner’s 50.1% equity interest in this investment. As a result, the SL1 Venture now wholly owns the self-storage property.

As of June 30, 2019, the SL1 Venture had total assets of $156.0 million and total liabilities of $38.0 million. During the three and six months ended June 30, 2019, the SL1 Venture had net income of $0.8 million and $2.3 million, of which $0.1 million and $0.2 million was allocated to the Company and $0.7 million and $2.0 million was allocated to HVP III, respectively, under the HLBV method. At June 30, 2019, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At June 30, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of June 30, 2019 and December 31, 2018.

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

The Company has recorded assets of $566.4 million and $457.9 million at June 30, 2019 and December 31, 2018, respectively, for its variable interest in the development property and bridge investment VIEs which is included in the development property investments and bridge investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge investment VIEs is as follows:

	June 30, 2019	December 31, 2018
Assets recorded related to VIEs	$566,367	$457,947
Unfunded loan commitments to VIEs	197,629	220,877
Maximum exposure to loss	$763,996	$678,824

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of June 30, 2019 and December 31, 2018, the Company’s remaining unfunded commitment to the SL1 Venture is $0.3 million and $0.9 million, respectively. At June 30, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture.

7.  DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	June 30, 2019	December 31, 2018
Secured revolving credit facility (1)	December 28, 2021	5.47%	$62,900	$-
Term Loans:
Term loan 1 (2)	August 1, 2021	4.69%	9,150	9,150
Term loan 2 (2)	August 1, 2021	4.69%	7,125	7,125
Term loan 3 (2)	August 1, 2021	4.69%	8,625	8,625
Term loan 4 (2)	August 1, 2021	4.69%	9,188	-
Total Term Loans			34,088	24,900
Term loan debt issuance costs			(377)	(291)
Net Term Loans			33,711	24,609
Total debt			$96,611	$24,609

(1) Includes amounts subject to interest rate cap. Effective interest rate represents the weighted average contractual interest rate before the interest rate cap as of June 30, 2019. See further discussion of interest rate cap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of June 30, 2019. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

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

LIBOR is expected to be discontinued after 2021. None of the Company’s current debt that has an interest rate tied to LIBOR has a maturity date of later than December 31, 2021 unless the extension options under the Credit Facility are exercised. The Credit Facility provides procedures for determining an alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to what that alternative base rate will be and whether that base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

As of June 30, 2019, the Company had $62.9 million outstanding under the Credit Facility of $162.9 million of total availability for borrowing under the Credit Facility before considering any amounts outstanding.

As of June 30, 2019, the Company was in compliance with all of its financial covenants of the Credit Facility.

As of June 30, 2019 and December 31, 2018, certain of the Company’s development property investments and bridge investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Credit Facility. In addition, as of June 30, 2019, the Jacksonville 1 and New York City 1 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Credit Facility. As of December 31, 2018, the New York City 1 property, which is included in self-storage real estate owned, net, was pledged as collateral against the Credit Facility.

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

The FirstBank Term Loans will mature on August 1, 2021.  Borrowings under the FirstBank Term Loans bear interest at a floating variable rate of one-month LIBOR plus 2.25%, which is reset monthly.  The FirstBank Term Loans are each subject to an interest rate swap to fix the 30-day LIBOR rate at 2.2925%. See further discussion of the utilization of interest rate swaps in Note 8, Risk Management and Use of Financial Instruments.

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

As of June 30, 2019, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

8. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments is limited to the utilization of interest rate swap and cap agreements to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific liabilities. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. During the three months ended June 30, 2019, the Company entered into four interest rate swaps related to its Term Loans.

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative was highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative did not impact the Company’s results of operations. If management determines that a derivative was not highly-effective as a hedge or if a derivative ceased to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively and reflect in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2019, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

 The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of June 30, 2019 and December 31, 2018, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	June 30, 2019	December 31, 2018	Strike	Effective Date	Maturity	June 30, 2019	December 31, 2018
Swap	Cash flow	$9,150	$-	2.2925%	6/3/2019	8/1/2021	$(118)	$-
Swap	Cash flow	7,125	-	2.2925%	6/3/2019	8/1/2021	(92)	-
Swap	Cash flow	8,625	-	2.2925%	6/3/2019	8/1/2021	(112)	-
Swap	Cash flow	9,188	-	2.2925%	6/3/2019	8/1/2021	(119)	-
		$34,088	$-				$(441)	$-

(1) Hedging variable rate Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2018, there were no derivative instruments outstanding.  The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCL on Derivative		Gain Reclassified from Accumulated OCL into Interest Income		Location of Gain Reclassified from Accumulated OCL into Income
Three months ended June 30,	2019	2018	2019	2018
Term loan interest rate contracts	$(441)	$-	$4	$-	Interest Expense

Six months ended June 30,
Term loan interest rate contracts	$(441)	$-	$4	$-	Interest Expense

The changes in accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2019 and 2018, are summarized as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Accumulated other comprehensive income beginning of period	$-	$-	$-	$-
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(437)	-	(437)	-
Reclassification of realized gains on interest rate swaps	(4)	-	(4)	-
Amount included in other comprehensive income (loss)	(441)	-	(441)	-
Accumulated other comprehensive income (loss) end of period	$(441)	$-	$(441)	$-

During the next twelve months, the Company estimates that an additional $0.1 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50% that expires on December 28, 2021 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the Credit Facility (as defined in Note 7, Debt) and has a notional amount equal to or greater than the then outstanding principal balance of the Credit Facility. The Company did not designate the interest rate cap as a hedge. As of June 30, 2019, the net carrying amount of the interest rate cap was $0.1 million and is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. There were no interest rate caps outstanding at December 31, 2018.

The following table presents the effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
For the three months ended June 30,	2019	2018
Credit Facility interest rate cap	$(28)	$-	Interest Expense

For the six months ended June 30,
Credit Facility interest rate cap	$(28)	$-	Interest Expense

9.  STOCKHOLDERS’ EQUITY

The Company had 22,133,290 and 20,430,218 shares of common stock issued and outstanding, which included 208,665 and 159,165 shares of non-vested restricted stock, as of June 30, 2019 and December 31, 2018, respectively. The Company had 129,250 and 125,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of June 30, 2019 and December 31, 2018.

ATM Program

On December 7, 2018, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under the ATM Program of up to $75.0 million. As of June 30, 2019, the Company has issued and sold an aggregate of 3,870,042 shares of common stock at a weighted average price of $21.49 per share under the ATM Programs, receiving net proceeds after commissions and other offering costs of $81.1 million. During the six months ended June 30, 2019, the Company issued and sold an aggregate of 1,588,268 shares of common stock at a weighted average price per share of $21.08 under the ATM Programs, receiving net proceeds after commissions and other offering costs of $32.7 million.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of June 30, 2019, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of June 30, 2019, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

Equity Incentive Plan

The Company maintains the Second Amended and Restated 2015 Equity Incentive Plan (the “2015 Equity Incentive Plan”) for the purpose of attracting and retaining directors, executive officers, investment professionals and other key personnel and service providers, including officers and employees of the Manager and other affiliates, and to stimulate their efforts toward the Company’s continued success, long-term growth and profitability. The 2015 Equity Incentive Plan provides for the grant of stock options, share awards (including restricted common stock and restricted stock units), stock appreciation rights, dividend equivalent rights, performance awards, annual incentive cash awards and other equity-based awards, including Long-Term Incentive Plan (“LTIP”) units, which are convertible on a one-for-one basis into Operating Company Units (“OC Units”). On May 1, 2019, the Company’s stockholders approved, and the Company adopted, the Second Amended and Restated 2015 Equity Incentive Plan increasing the number of shares reserved for issuance under the Plan by 380,000 to an aggregate of 750,000 shares and extending the term of the Plan until May 1, 2029.

Restricted Stock Awards

The Second Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of June 30, 2019 and December 31, 2018, 502,009 and 363,587 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested during the six months ended June 30, 2019, 105,497 is expected to vest in 2020, 53,836 is expected to vest in 2021 and 49,332 is expected to vest in 2022. Additionally, 1,666 were forfeited during the six months ended June 30, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $0.8 million of stock-based compensation expense for the three months ended June 30, 2019 and 2018, and $1.1 million and $1.2 million of stock-based compensation expense for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $4.0 million and $2.1 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
	June 30, 2019		June 30, 2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at March 31,	153,165	$18.40	195,502	$21.32
Granted	133,730	20.97	57,333	19.52
Vested	(76,564)	18.86	(80,336)	18.46
Forfeited	(1,666)	18.10	-	-
Nonvested at June 30,	208,665	$20.35	172,499	$18.37

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	159,165	$18.39	185,002	$21.58
Granted	138,422	21.70	75,333	19.18
Vested	(87,256)	18.95	(87,836)	18.53
Forfeited	(1,666)	18.10	-	-
Nonvested at June 30,	208,665	$20.35	172,499	$18.37

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of June 30, 2019.

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

On May 1, 2019, the Company declared a (i) cash distribution of $17.65 per share of Series A Preferred Stock, payable on July 15, 2019, to holders of Series A Preferred Stock of record on the close of business on July 1, 2019, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on July 15, 2019, to holders of Series A Preferred Stock of record on the close of business on July 1, 2019.

Series B Preferred Stock

As of June 30, 2019, the Company had 3,750,000 shares of its 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

Dividends on the Series B Preferred Stock are payable quarterly in arrears on the fifteenth (15th) day of January, April, July and October of each year (or if not a business day, on the immediately preceding business day) (each, a “dividend payment date”) at a rate equal to 7.00% of the $25.00 per share liquidation preference (equivalent to an annual rate of $1.7500 per share). On or after January 26, 2023, the Series B Preferred Stock may be redeemed, at the Company’s option, upon not less than 30 nor more than 60 days’ written notice, in whole or in part, at any time and from time to time, for cash at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption. Holders of Series B Preferred Stock will have no right to require the redemption or repurchase of the Series B Preferred Stock. Upon the occurrence of a Change of Control (as defined in the articles supplementary designating the terms of the Series B Preferred Stock (the “Series B Articles Supplementary”)), the Company may redeem for cash, in whole or in part, the Series B Preferred Stock within 120 days after the date on which such Change of Control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption.

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

As of June 30, 2019, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. During the six months ended June 30, 2019, the Company made no sales under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three and six months ended June 30, 2019 and 2018, the Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Shares outstanding
Weighted average common shares - basic	21,185,484	15,274,459	20,743,971	14,763,741
Effect of dilutive securities	201,978	289,858	179,894	294,446
Weighted average common shares, all classes	21,387,462	15,564,317	20,923,865	15,058,187

Calculation of Earnings per Share - basic
Net income	$14,874	$10,797	$26,987	$16,151
Less:
Net income allocated to preferred stockholders	5,094	4,580	10,126	8,175
Net income allocated to unvested restricted shares (1)	92	72	145	98
Net income attributable to common shareholders - two-class method	$9,688	$6,145	$16,716	$7,878

Weighted average common shares - basic	21,185,484	15,274,459	20,743,971	14,763,741
Earnings per share - basic	$0.46	$0.40	$0.81	$0.53

Calculation of Earnings per Share - diluted
Net income	$14,874	$10,797	$26,987	$16,151
Less:
Net income allocated to preferred stockholders	5,094	4,580	10,126	8,175
Net income attributable to common shareholders - two-class method	$9,780	$6,217	$16,861	$7,976

Weighted average common shares - diluted	21,387,462	15,564,317	20,923,865	15,058,187
Earnings per share - diluted	$0.46	$0.40	$0.81	$0.53
(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and six months ended June 30, 2019 and 2018.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at June 30, 2019 and December 31, 2018 was $548.6 million and $440.2 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $21.0. million and $14.7 million for the three months ended June 30, 2019 and 2018, respectively and $37.7 million and $23.0 million for the six months ended June 30, 2019 and 2018, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $12.4 million and $14.2 million at June 30, 2019 and December 31, 2018, respectively, and the earnings from this venture were $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively.  The earnings from this venture were $0.4 million and $1.0 million for the three and six months ended June 30, 2018, respectively.

Management Agreement

As of June  30, 2019, the Company did not have any employees. The Company relies on the personnel, properties and resources of the Manager to conduct its operations. The Company and the Manager are parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, the Manager is responsible for (a) the Company’s day-to-day operations (including finance, accounting and investor relations), (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, (d) sourcing, analyzing, procuring and managing the Company’s capital and (e) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

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

Management Fees

Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $2.1 million and $1.6 million for the three months ended June  30, 2019 and 2018, respectively, and $4.1 million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Manager computes the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the three and six months ended June 30, 2019 and 2018.

At June 30, 2019 and December 31, 2018, the Company had outstanding fees due to Manager of $2.5 million and $3.3 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement provides that the Company will reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $1.0 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.

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

Internalization of Manager

No later than 180 days prior to the end of the initial term of the Management Agreement, the Manager must offer to contribute to the Operating Company at the end of the initial term all of the assets or equity interests in the Manager (an “Internalization Transaction”). Such offer shall specify an internalization price and such terms and conditions as the Manager shall determine.

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

12. CONTINGENCIES

As described in Note 3, Self-Storage Investment Portfolio, on January 8, 2019, the Company commenced proceedings to foreclose on the underlying collateral of the Company’s $17.7 million Miami construction loan. The foreclosure proceedings were commenced by the Company in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in an action entitled Jernigan Capital Operating Company v. Storage Partners of Miami I, LLC et. al. On May 1, 2019, the defendant borrower filed an answer to the Company’s complaint and a counter-claim against the Company. An agreement between the Company and the borrower was executed on July 2, 2019, which resulted in the Company acquiring all of the interests in the entity that owns the property that secured the loan and both parties dismissing all state court litigation related to that loan.

13. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Investment Activity

Subsequent to June 30, 2019, the Company closed on the following development property investment with a Profits Interest (preferred equity investment):

		Total Investment
Closing Date	MSA	Commitment
7/11/2019	New York City 9	13,095
	Total	$13,095

As described in Note 3, Self-Storage Investment Portfolio and Note 12, Contingencies, an  agreement related to litigation on the Company’s Miami construction loan was executed on July 2, 2019. In connection with the agreement, the Company acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan.

Dividend Declarations

On July 31, 2019, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2019. The dividends are payable on October 15, 2019 to holders of Series A Preferred Stock of record on October 1, 2019.

On July 31, 2019, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2019. The dividends are payable on October 15, 2019 to holders of Series B Preferred Stock of record on October 1, 2019.

On July 31, 2019, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2019. The dividend is payable on October 15, 2019 to stockholders of record on October 1, 2019.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to complete construction and obtain certificates of occupancy for self-storage development projects in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•	the internalization of our Manager, which may or may not occur on the timeline anticipated or at all;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at historical rates;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

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

Overview

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within top-50 United States MSAs. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include mortgage loans typically coupled with equity interests as well as outright ownership of self-storage facilities.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are typically structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a ROFR to acquire the self-storage facility upon sale.

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

In addition to the foregoing, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. In March 2019, we acquired the 50.1% equity interest of our developer partner in the LLC that owned the New Haven development property. During the year ended December 31, 2018, we acquired the 50.1% equity interests of our developer partners in the LLCs that own the Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development properties. During the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in the LLCs that own the Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. We now own 100% of the membership interests in the LLCs that own these eight facilities and fully consolidate these facilities in the accompanying consolidated financial statements.

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

We generally fund our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our $235 million Credit Facility and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. In the past we also have used proceeds from the sale of senior participations, the sale of our Series A Preferred Stock pursuant to the Purchase Agreement, pursuant to which we issued $125 million of Series A Preferred Stock, and the sale of our Series B Preferred Stock.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million. In January 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partners in the LLCs that own the Jacksonville, Atlanta 1, Atlanta 2, and Denver development properties. The SLI Venture now owns 100% of the membership interests in the LLCs that own these four facilities.

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

As the current development cycle nears its end, we believe that developers who constructed new self-storage facilities earlier in the cycle will seek to sell their ownership positions or seek to recapitalize existing financing. We believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V self-storage facilities in the lease-up phase. We intend to pursue bridge investments of recently built self-storage facilities in lease-up phase, selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed and selectively evaluate acquisitions of self-storage projects that we have not financed. In addition, we may modify or recapitalize existing financing on current investments for our developers in exchange for loan-related fees to compensate us for these modifications. On occasion, we expect certain of our developer partners to refinance our development investments. In these cases, refinancing proceeds would be used to return our capital associated with the first mortgage, but we would retain our Profits Interest and ROFR in the investment.

As our focus shifts to acquiring the newly-developed facilities that we have financed since our IPO and acquiring properties that we have not financed, our results of operations will also be impacted by the following additional factors, in addition to the factors described above:

•	our ability to generate these new types of investment opportunities while at the same time managing our existing pipeline of development investment opportunities;
•	our ability to generate additional fee income from modifications and/or recapitalizations of existing investments;
•	our ability to redeploy the net proceeds from any potential refinancing of our development property investments;
•	our additional emphasis on net rental income and/or net operating income and less emphasis on fair value accretion and current interest income; and
•	our ability to access debt and equity capital at a cost commensurate with the returns from outright ownership of self-storage facilities.

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and bridge investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and six months ended June 30, 2019 and 2018 also were impacted by our accounting methods as discussed below.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments and other loans. Our Manager seeks to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Although we expect that our borrowers will perform in full on their obligations under the loan documents, one of our underwriting principles is that we will generally not make a loan secured by a property that we, at the time of our investment decision, do not wish to ultimately own. We believe this principle and our ability to effectively own and operate self-storage properties mitigates credit risk. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced substantially higher new self-storage construction starts and deliveries during 2016, 2017 and 2018. 2019 is expected to experience new deliveries at levels similar to 2018, which was the highest year for new deliveries in this development cycle. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the 2009/2010 recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers at this point in the cycle are government regulations (primarily zoning restrictions), lack of available land sites on which to develop, compressing development yields as compared to prevailing market cap rates and the lack of financing available in the sector. Typically, lenders are only willing to lend up to 65% loan-to-cost (“LTC”), whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest. In these situations, we expect to receive overall economics that are more attractive than our 90% of cost deals, but some of the interest income in these deals will be received as payment-in-kind (“PIK”) interest rather than cash interest. In certain investments, we expect a combination of factors including longer than expected construction times and slower than expected lease up times, to result in potential shortages in interest reserves and/ or operating reserves. In these situations, we may modify the investments in exchange for additional loan-related fees. In certain circumstances, these reserve shortages and/or other factors could result in foreclosure of the underlying facility.

Recent Developments

Investment Activity

Subsequent to June 30, 2019, we closed on the following development property investment with a Profits Interest (preferred equity investment):

		Total Investment
Closing Date	MSA	Commitment
7/11/2019	New York City 9	13,095
	Total	$13,095

Settlement of Miami Construction Loan Foreclosure and Related Claims

As described in Note 3, Self-Storage Investment Portfolio and Note 12, Contingencies, an agreement with the borrower under our Miami construction loan was executed on July 2, 2019. In connection with the agreement, the Company acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan.

Dividend Declarations

On July 31, 2019, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2019. The dividends are payable on October 15, 2019 to holders of Series A Preferred Stock of record on October 1, 2019.

On July 31, 2019, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2019. The dividends are payable on October 15, 2019 to holders of Series B Preferred Stock of record on October 1, 2019.

On July 31, 2019, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending September 30, 2019. The dividend is payable on October 15, 2019 to stockholders of record on October 1, 2019.

Investment Activity

Overview of total investment activity

As of June 30, 2019, our self-storage investment portfolio consists of eight wholly-owned self-storage facilities, 49 on-balance sheet development property investments with a Profits Interest (28 of which are secured by facilities in lease-up and 21 of which are secured by facilities under construction), seven development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), four self-storage facilities wholly-owned by the SL1 Venture and five bridge investments secured by facilities that are all in lease-up. We also have one construction loan secured by a facility under construction.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment
On-balance sheet
Wholly Owned Assets	8	8	0	594,159	$88,275
Development Property Investments	49	28	21	3,946,127	$594,612
Bridge Investments	5	5	0	367,088	$83,324
Construction Loans	1	0	1	71,953	$17,733
Joint Venture
Wholly Owned Assets	4	4	0	307,482	$4,831
Development Property Investments	7	7	0	521,672	$8,512

On-balance sheet investment activity

Our on-balance sheet self-storage investments at June 30, 2019 consisted of the following:

•

Wholly-Owned Property Investments – As of June 30, 2019, we had acquired 100% of the membership interests in the LLCs of eight of our previous development property investments with a profits interest, resulting in the ownership of eight self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,829	$(1,353)	$14,476	93,965	39	89.5%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(967)	10,697	59,848	36	92.1%
Atlanta 2	5/24/2016	2/2/2018	11,857	(808)	11,049	66,187	38	83.8%
Atlanta 1	5/25/2016	2/2/2018	13,193	(825)	12,368	71,718	38	88.7%
Pittsburgh	5/11/2017	2/20/2018	10,036	(396)	9,640	47,594	27	54.3%
Charlotte 1	8/18/2016	8/31/2018	12,746	(662)	12,084	85,350	35	64.0%
New York City 1	9/29/2017	12/21/2018	25,722	(756)	24,966	105,272	22	69.9%
New Haven	12/16/2016	3/8/2019	11,051	(248)	10,803	64,225	31	81.9%
Total Owned Properties			$112,098	$(6,015)	$106,083	594,159
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of July 28, 2019.

•

Development Property Investments - We had 50 investments totaling an aggregate committed principal amount of approximately $612.3 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of June 30, 2019, three of the development property investments totaling $33.2 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2019. The fair value of the investment as of June 30, 2019 is $11.6 million.

Also included in development property investments as of June 30, 2019 was one construction loan with a committed principal amount of approximately $17.7 million that is interest-only at a fixed interest rate of 6.9% annum, has no equity participation and is secured by a first priority mortgage on the project. This construction loan had an initial term of 18 months that was extended during the first quarter of 2017 and in 2018. This loan matured and became due and payable on June 30, 2018; but was not timely repaid. Accordingly, this construction loan was in default and was placed on non-accrual status during the three months ended December 31, 2018. Since that time, no interest income has been recognized and will only be recognized if interest is collected in cash. The total unpaid balance of the loan as of June 30, 2019 was $17.7 million. As the investment is a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2019. The fair value of the investment as of June 30, 2019 is $17.7 million. On July 2, 2019, the Company entered into an agreement with the borrower pursuant to which it acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan. See Note 12, Contingencies.

As of June 30, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $300.3 million and outstanding principal was $275.9 million, as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
7/2/2015	Milwaukee	$7,650	$7,648	$2	$9,006	81,489	10/9/2016	34	72.6%
10/27/2015	Austin	8,658	8,089	569	7,966	77,234	3/16/2017	28	87.1%
8/14/2015	Raleigh	8,792	8,789	3	8,635	60,171	3/8/2018	17	55.1%
11/17/2016	Jacksonville 2	7,530	7,405	125	9,471	70,255	3/27/2018	16	54.8%
1/31/2017	Atlanta 4	13,678	13,413	265	16,385	103,600	7/12/2018	13	39.1%
2/24/2017	Orlando 3	8,056	7,491	565	9,255	69,645	7/26/2018	12	55.5%
4/20/2017	Denver 2	11,164	10,788	376	12,612	74,347	7/31/2018	12	34.5%
6/29/2017	Boston 1 (4)	-	-	-	2,867	90,553	8/8/2018	12	35.8%
4/14/2017	Louisville 1	8,523	7,294	1,229	8,821	65,786	8/15/2018	11	41.0%
9/20/2016	Charlotte 2	12,888	12,110	778	13,666	76,985	8/30/2018	11	42.2%
9/28/2017	Louisville 2	9,940	9,151	789	11,213	76,603	8/31/2018	11	34.8%
6/12/2017	Tampa 4	10,266	9,218	1,048	12,256	72,765	10/9/2018	10	37.9%
5/2/2017	Atlanta 6	12,543	11,412	1,131	14,211	80,635	10/15/2018	9	29.6%
7/27/2017	Jacksonville 3	8,096	7,391	705	9,242	68,100	11/6/2018	9	35.5%
6/19/2017	Baltimore 1 (5)	10,775	10,172	954	12,198	83,635	11/20/2018	8	24.3%
5/19/2017	Tampa 3	9,224	7,949	1,275	9,559	70,474	11/29/2018	8	39.2%
6/28/2017	Knoxville	9,115	8,317	798	9,728	72,490	11/30/2018	8	45.0%
2/24/2017	New Orleans	12,549	11,469	1,080	13,494	86,545	12/21/2018	7	30.7%
6/30/2017	New York City 2 (5)	27,982	27,221	1,996	29,920	40,951	12/28/2018	7	18.5%
8/30/2017	Orlando 4	9,037	7,830	1,207	9,825	76,340	1/16/2019	6	39.2%
2/8/2018	Minneapolis 2	10,543	9,040	1,503	9,972	82,260	3/14/2019	4	25.4%
12/1/2017	Boston 2	8,771	7,176	1,595	8,764	76,146	3/19/2019	4	19.0%
2/27/2017	Atlanta 5	17,492	16,114	1,378	19,307	87,485	4/8/2019	4	10.4%
3/30/2018	Philadelphia (5)(6)	14,338	11,324	3,264	11,569	69,930	4/25/2019	3	18.0%
3/1/2017	Fort Lauderdale	9,952	9,015	937	12,562	80,534	5/2/2019	3	20.7%
5/2/2017	Tampa 2	8,091	7,361	730	8,663	71,671	5/9/2019	3	21.5%
3/1/2017	Houston	14,825	14,549	276	17,536	128,466	5/21/2019	2	3.6%
4/20/2017	Denver 1	9,806	8,136	1,670	9,629	56,580	6/28/2019	1	7.9%
Total Completed Development Investments		$300,284	$275,872	$26,248	$328,332	2,151,675
(1)

Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of July 28, 2019.
(4)	This loan was repaid in full through a refinancing negotiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(5)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

(6)	The Company has commenced foreclosure proceedings against the borrower.

As of June 30, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was still under construction was approximately $294.3 million and outstanding principal was $125.7 million, as described in more detail in the tables below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (2)
1/18/2017	Atlanta 3	$14,115	$10,973	$3,142	$12,966	92,935	Q4 2017	Q3 2019
9/14/2017	Los Angeles 1	28,750	9,230	19,520	9,395	120,038	Q4 2019	Q1 2021
9/14/2017	Miami 1	14,657	8,556	6,101	8,593	69,175	Q2 2018	Q1 2020
10/12/2017	Miami 2 (3)	9,459	1,399	8,119	1,202	58,000	Q4 2019	Q3 2020
10/30/2017	New York City 3 (3)	15,301	5,602	9,900	5,315	68,660	Q4 2017	Q3 2020
11/16/2017	Miami 3 (3)	20,168	6,430	13,941	6,090	96,295	Q4 2018	Q2 2020
11/21/2017	Minneapolis 1	12,674	7,950	4,724	9,046	88,348	Q2 2018	Q3 2019
12/15/2017	New York City 4	10,591	3,723	6,868	3,833	78,425	Q2 2018	Q1 2020
12/27/2017	Boston 3	10,174	2,653	7,521	2,553	62,700	Q1 2020	Q1 2021
12/28/2017	New York City 5	16,073	9,440	6,633	10,308	90,700	Q4 2018	Q4 2019
4/6/2018	Minneapolis 3	12,883	6,691	6,192	7,629	87,084	Q3 2018	Q4 2019
5/1/2018	Miami 9 (3)	12,421	3,344	9,171	3,242	70,538	Q3 2019	Q3 2020
5/15/2018	Atlanta 7	9,418	1,798	7,620	1,797	76,519	Q3 2018	Q1 2020
5/23/2018	Kansas City	9,968	4,500	5,468	5,065	76,751	Q3 2018	Q4 2019
6/7/2018	Orlando 5	12,969	4,977	7,992	5,491	76,518	Q4 2018	Q4 2019
6/12/2018	Los Angeles 2 (3)	9,298	4,756	4,874	4,780	116,022	Q3 2019	Q4 2020
11/16/2018	Baltimore 2	9,247	703	8,544	652	61,750	Q2 2019	Q3 2020
3/1/2019	New York City 6	18,796	3,021	15,775	2,962	76,250	Q3 2019	Q4 2020
3/15/2019	Stamford (3)	2,904	2,963	-	2,975	38,650	Q2 2019	Q4 2019
4/18/2019	New York City 7 (3)	23,462	5,770	17,726	5,484	95,331	Q3 2019	Q3 2020
5/8/2019	New York City 8 (3)	21,000	21,214	-	21,446	193,763	Q1 2020	Q3 2021
Total Development Investments in Progress		$294,328	$125,693	$169,831	$130,824	1,794,452
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)

Estimated C/O dates represent the Company’s best estimate as of June 30, 2019 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.

(3)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

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

As of June 30, 2019, the aggregate committed principal amount of our bridge investments was approximately $83.3 million and our outstanding principal was $83.1 million, as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
3/2/2018	Miami 6	$13,370	$13,370	$-	$17,970	76,765	8/12/2016	36	88.6%
3/2/2018	Miami 4	20,201	20,201	-	23,665	74,685	10/9/2016	34	94.4%
3/2/2018	Miami 8	13,553	13,553	-	14,396	51,923	12/12/2016	32	93.9%
3/2/2018	Miami 7 (4)	18,462	18,311	832	17,485	86,640	3/26/2018	16	59.4%
3/2/2018	Miami 5 (4)	17,738	17,674	718	15,962	77,075	8/13/2018	12	39.8%
Total Completed Bridge Investments		$83,324	$83,109	$1,550	$89,478	367,088
(1)

Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of July 28, 2019.
(4)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

Real estate venture activity

As of June 30, 2019, the SL1 Venture wholly owns the four self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,602	$(505)	$16,097	80,621	24	87.0%
Atlanta 2	9/14/2017	1/28/2019	10,850	(244)	10,606	70,139	22	66.5%
Denver	12/14/2017	1/28/2019	16,470	(374)	16,096	85,575	19	64.4%
Atlanta 1	4/12/2018	1/28/2019	13,283	(248)	13,035	71,147	16	53.5%
Total Owned Properties			$57,205	$(1,371)	$55,834	307,482
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of July 28, 2019.

As of June 30, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
9/28/2016	Columbia	$9,199	$9,071	$128	$9,996	70,935	8/23/2017	23	92.4%
4/15/2016	Washington DC	17,269	17,269	-	20,162	90,325	9/25/2017	22	76.1%
5/14/2015	Miami 1	13,867	12,722	1,145	15,455	75,770	2/23/2018	17	64.5%
12/22/2016	Raleigh	8,877	8,725	152	9,292	64,108	6/8/2018	14	50.9%
9/25/2015	Fort Lauderdale	13,230	12,898	332	17,034	87,384	7/26/2018	12	32.9%
5/14/2015	Miami 2	14,849	14,518	331	15,676	74,140	10/30/2018	9	54.0%
7/21/2016	New Jersey	7,828	6,964	864	8,302	59,010	1/24/2019	6	28.8%
Total Completed Development Investments		$85,119	$82,167	$2,952	$95,917	521,672

(1)

Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of July 28, 2019.

Business Outlook

Investment Activity

We continue to experience demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of August 1, 2019, we had projects that were in various stages of our underwriting process, including ones subject to executed term sheets, for prospective development property investment amounts in excess of $300 million. We have reduced our pipeline intentionally, as the development cycle is now in its fifth year. While we continue to seek new development commitments in select markets around the United States, we intend to reduce our new development investment commitment amounts as compared to 2016, 2017 and 2018 as our focus is shifting to potential acquisition opportunities of our developers’ interests in our development investments and newly-constructed and opened self-storage facilities that complement our existing portfolio.

We intend to acquire the majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. From the third quarter of 2017 through the second quarter of 2019, we acquired eight self-storage facilities through privately negotiated transactions with our developer partners on our balance sheet and four self-storage facilities within our real estate venture with Heitman. Those twelve acquisitions occurred on average 17 months after the respective self-storage facilities commenced operating activities. While there is no assurance that this trend will continue, we believe the frequency of opportunities to acquire our developers’ interests will begin to accelerate in the second half of 2019 and even more so into 2020 due to the fact that of the 62 underlying facilities in our development portfolio as of June 30, 2019, at least 40 facilities will have been open for 17 months or more by December 31, 2020.

If we experience an increase in the acquisitions of self-storage properties that we have financed, the amount of fair value appreciation recognized in future periods in our Consolidated Statement of Operations may be reduced as compared to previous years, as fair value appreciation is not recognized after the acquisition date; however, our property operating income will increase as we acquire and consolidate additional self-storage facilities. Additionally, the construction progress and deliveries of our on-balance sheet investments to date contributed to significant fair value appreciation in 2018 in excess of that recognized in previous years. As the number of these deliveries is expected to decrease in 2019 and 2020, we would expect fair value appreciation in these years to decrease as compared to 2018, all else being equal. Fair value appreciation recognized during lease-up can be negatively impacted by lower rental rates due to supply saturation in some markets, which we have experienced and expect to continue to experience. In light of these factors, over the next few years, we expect the primary driver of our earnings to shift from fair value appreciation and interest income, to property operating income. The pace and magnitude of this shift will depend on our ability to acquire our developer partner’s interests and the rate at which the facilities lease up.

In certain investments, we expect one or more factors, including longer than expected construction times and slower than expected lease up times, to result in potential shortages in interest reserves and/or operating reserves. In these situations, we may modify the investments in exchange for additional economics, primarily in the form of loan related fees. These fees have and will continue to be recognized in interest income from investments within our Consolidated Statements of Operations. In certain circumstances, these reserve shortages and/or other factors could result in foreclosure of the underlying facility.

Shift in Business Model

At the time of our IPO, we contemplated that beginning no later than the beginning of the fourth quarter 2019, we would commence discussions to acquire our Manager subject to approval by a special committee of our board of directors, delivery of a fairness opinion of a nationally-recognized investment banking firm and a vote of our stockholders. The process for internalizing our manager is set forth in detail in the Management Agreement with our Manager, which has been filed with the SEC since our IPO and described in our public filings.

In addition, we continue to acquire interests of our developer partners in our development property investments, exercise ROFRs and/or acquire self-storage properties that we did not finance. We believe that within the next 24 months, a majority of our assets will be owned self-storage facilities; we also expect to internalize management within that timeframe. While we expect to continue our development and bridge investing programs, we believe that we are, and that our institutional stockholders are beginning to view us more as, an owner-operator of self-storage properties, or an equity REIT, rather than as a specialty finance company, or mortgage REIT. This change in business model will necessarily entail a change in the way we expect to operate and finance the Company in the future. As this shift in business model occurs, we anticipate that our Board of Directors will continue to evaluate our investment, leverage and dividend policies in light of changes in the ways in which we generate a majority of our revenue and income, changes in stockholder expectations, and changes in the nature of our business and investment returns/cash flows. Any of these policies could be changed at the discretion of our Board of Directors. We can provide no assurance that we will be successful in our acquisition program and change in business model on the timeline expected or at all, and there can be no assurance that we will complete an internalization of our Manager prior to 2023, when such action must occur under our Management Agreement to the extent that it is not terminated previously.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2019 and June 30, 2018:

(Dollars in thousands)	Three months ended
	June 30, 2019	June 30, 2018
Revenues:
Interest income from investments	$9,150	$6,403
Rental and other property-related income from real estate owned	1,638	805
Other revenues	44	33
Total revenues	10,832	7,241

Costs and expenses:
General and administrative expenses	2,373	2,034
Fees to Manager	2,069	1,582
Property operating expenses of real estate owned	786	420
Depreciation and amortization of real estate owned	1,090	887
Other expenses	-	-
Total costs and expenses	6,318	4,923

Operating income	4,514	2,318

Other income (expense):
Equity in earnings from unconsolidated real estate venture	85	435
Net unrealized gain on investments	12,043	8,623
Interest expense	(1,776)	(638)
Other interest income	8	59
Total other income	10,360	8,479
Net income	14,874	10,797
Net income attributable to preferred stockholders	(5,094)	(4,580)
Net income attributable to common stockholders	$9,780	$6,217

Revenues

Total interest income from investments for the three months ended June 30, 2019 was $9.2 million, an increase of approximately $2.7 million, or 43%, from the three months ended June 30, 2018. The increase is primarily attributable to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $1.6 million and $0.8 million from real estate owned during the three months ended June 30, 2019 and 2018, respectively that has increased primarily due to the timing of the acquisitions of the properties generating these revenues. This increase is the result of three acquisitions of our developer’s interests in the second half of 2018 and the first half of 2019 coupled with increasing occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Three months ended
	June 30, 2019	June 30, 2018
Compensation and benefits	$1,433	$1,444
Occupancy	107	111
Business development	43	49
Professional fees	478	130
Other	312	300
Total general and administrative expenses (excluding fees to Manager)	$2,373	$2,034

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the three months ended June 30, 2019 were $2.4 million, an increase of $0.3 million, or 17%, from the three months ended June 30, 2018 primarily as a result of an increase in professional fees.

Professional fees increased primarily due to legal fees incurred during the three months ended June 30, 2019 regarding certain foreclosure proceedings.

Other operating expenses

We paid our Manager fees of $2.1 million and $1.6 million in the three months ended June 30, 2019 and 2018, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of a follow-on offering of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, and the issuances of our Series A preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other income (expense)

For the three months ended June 30, 2019 and 2018, we recorded other income of $10.4 million and $8.5 million, respectively, which primarily relates to the net unrealized gain on investments. During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, two opened for leasing in the first quarter of 2018, none opened during the second quarter of 2018, 14 opened during the remainder of 2018, and many of the remaining investments were partially constructed during late 2018 and into 2019. The construction progress and deliveries of these on-balance sheet investments contributed to fair value appreciation in the second quarter of 2019 in excess of that recognized in the second quarter of 2018. In addition, market interest rate decreases resulted in significant fair value appreciation of the debt component of our investments in the second quarter of 2019.

The $0.1 million and $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended June 30, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the three months ended June 30, 2019 and 2018 was $1.8 million and $0.6 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Comparison of the six months ended June 30, 2019 and June 30, 2018:

(Dollars in thousands)	Six months ended
	June 30, 2019	June 30, 2018
Revenues:
Interest income from investments	$17,362	$10,965
Rental and other property-related income from real estate owned	3,087	1,428
Other revenues	267	64
Total revenues	20,716	12,457

Costs and expenses:
General and administrative expenses	4,136	3,852
Fees to Manager	4,072	2,886
Property operating expenses of real estate owned	1,549	731
Depreciation and amortization of real estate owned	2,119	1,589
Other expenses	-	290
Total costs and expenses	11,876	9,348

Operating income	8,840	3,109

Other income (expense):
Equity in earnings from unconsolidated real estate venture	242	985
Net unrealized gain on investments	20,873	12,943

Interest expense	(2,989)	(1,054)
Other interest income	21	168
Total other income	18,147	13,042
Net income	26,987	16,151
Net income attributable to preferred stockholders	(10,126)	(8,175)
Net income attributable to common stockholders	$16,861	$7,976

Revenues

Total interest income from investments for the six months ended June 30, 2019 was $17.4 million, an increase of approximately $6.4 million, or 58%, from the six months ended June  30, 2018. The increase is primarily attributable to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $3.1 million and $1.4 million from real estate owned during the six months ended June  30, 2019 and 2018, respectively that has increased primarily due to the timing of the acquisitions of the properties generating these revenues.  This increase is the result of seven acquisitions of our developer’s interests in 2018 and the first half of 2019 coupled with increasing occupancy and rental rates. Other revenues of $0.3 million earned during the six months ended June 30, 2019 were derived primarily from fees earned in connection with the procurement of the term loans in the SL1 Venture and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Six months ended
	June 30, 2019	June 30, 2018
Compensation and benefits	$2,462	$2,403
Occupancy	210	211
Business development	104	229
Professional fees	770	476
Other	590	533
Total general and administrative expenses (excluding fees to Manager)	$4,136	$3,852

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the six months ended June 30, 2019 were $4.1 million, an increase of $0.3 million, or 7%, from the six months ended June 30, 2018 primarily as a result of an increase in professional fees partially offset by a decrease in business development expenses. Professional fees increased primarily due to legal fees incurred during the six months ended June 30, 2019 regarding certain foreclosure proceedings. Business development expenses decreased largely due to our not holding a developer conference in the first half of 2019 while we held such a conference in the six months ended June 30, 2018. Industry association dues and trade show costs also decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Other operating expenses

We paid our Manager fees of $4.1 million and $2.9 million in the six months ended June 30, 2019 and 2018, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of a follow-on offering of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, and the issuances of our Series A and Series B preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other expenses

Other expenses for the six months ended June 30, 2018 consist of costs related to the termination of an employee contract. There were no other expenses for the six months ended June 30, 2019.

Other income (expense)

For the six months ended June 30, 2019 and 2018, we recorded other income of $18.1 million and $13.0 million, respectively, which primarily relates to the net unrealized gain on investments. During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, two opened during the first six months of 2018, 14 opened during the remainder of 2018, and many of the remaining investments were partially constructed during late 2018 and into 2019. The construction progress and deliveries of these on-balance sheet investments contributed to fair value appreciation in the first half of 2019 in excess of that recognized in the first half of 2018. In addition, market interest rate decreases resulted in significant fair value appreciation of the debt component of our investments in the first half of 2019.

The $0.2 million and $1.0 million of equity in earnings from unconsolidated real estate venture in the six months ended June 30, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the six months ended June 30, 2019 and 2018 was $3.0 million and $1.1 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	June 30, 2019	June 30, 2018
Net income attributable to common stockholders	$9,780	$6,217
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	719	777
Plus: depreciation and amortization on real estate assets	1,090	887
Plus: depreciation and amortization on SL1 Venture real estate assets	82	-
Adjusted Earnings	$13,796	$10,006

	Six months ended
	June 30, 2019	June 30, 2018
Net income attributable to common stockholders	$16,861	$7,976
Plus: stock dividends to preferred stockholders	4,250	4,250
Plus: stock-based compensation	1,047	1,122
Plus: depreciation and amortization on real estate assets	2,119	1,589
Plus: depreciation and amortization on SL1 Venture real estate assets	137	-
Plus: other expenses	-	290
Adjusted Earnings	$24,414	$15,227

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

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Six months ended June 30,
	2019	2018
Net income	$26,987	$16,151
Adjustments to reconcile net income to net cash used in operating activities:	(32,770)	(19,640)
Net cash used in operating activities	(5,783)	(3,489)
Net cash used in investing activities	(82,118)	(175,845)
Net cash provided by financing activities	83,355	175,688
Change in cash and cash equivalents	$(4,546)	$(3,646)

Cash decreased $4.5 million during the six months ended June 30, 2019 as compared to a decrease in cash of $3.6 million during the six months ended June 30, 2018. Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was $5.8 million and $3.5 million, respectively. The primary components of cash used in operating activities during the six months ended June 30, 2019 were net income adjusted for non-cash transactions of $5.1 million and the change in cash from working capital of $0.9 million, offset by $0.2 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the six months ended June 30, 2018 were net income adjusted for non-cash transactions of $4.3 million, offset by $0.5 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.4 million.

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 was $82.1 million and $175.8 million, respectively. For the six months ended June 30, 2019, the cash used for investing activities consisted primarily of $81.5 million to fund investments, $2.6 million to purchase additional interests in one of our development property investments, offset, in part, by $2.1 million in return of capital from the SL1 Venture. For the six months ended June 30, 2018, the cash used for investing activities consisted primarily of $171.0 million to fund investments, $9.3 million to purchase additional interests in four of our development property investments and capital additions to those properties, offset, in part, by origination fees received in cash of $1.9 million and $3.8 million from repayments of development property investments and other loan investments.

Net cash provided by financing activities for the six months ended June 30, 2019 totaled $83.4 million and primarily related to $62.3 million of net proceeds received from the Credit Facility, $32.7 million of net proceeds from common stock issuances, $9.0 million of net proceeds received from term loans, offset, in part, by $20.2 million of dividends paid. For the six months ended June 30, 2018, net cash provided by financing activities totaled $175.7 million and primarily related to $107.4 million of net proceeds from preferred stock issuances, $81.8 million of net proceeds from common stock issuances, offset, in part, by $12.0 million of dividends paid and net repayments on the Credit Facility of $0.6 million.

Liquidity Outlook and Capital Requirements

As of June 30, 2019, we had unrestricted cash of approximately $4.2 million, and we had remaining unfunded commitments of $197.6 million related to our investment portfolio and $0.3 million related to the SL1 Venture. During the remainder of 2019, we also expect to acquire additional developer interests in self-storage facilities we have financed and to execute commitments to provide capital to additional self-storage development projects. We believe that the sources of capital discussed below will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months.

Remaining unfunded commitments of $197.9 million related to our investment portfolio and SL1 Venture are estimated to be funded on the following schedule:

Future Fundings for Investments	2019	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$64,956	$108,412	$19,478	$2,166	$2,913	$197,925

Credit Facility

On December 28, 2018, we entered into an amendment and restatement of the Credit Facility to, among other things allow up to $235 million of borrowings and an accordion feature permitting expansion up to $400 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of August 1, 2019, we had $97.9 million outstanding of our  $162.9 million in total availability under the Credit Facility.

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

LIBOR is expected to be discontinued after 2021. None of our current debt that has an interest rate tied to LIBOR has a maturity date of later than December 31, 2021 unless the extension options under the Credit Facility are exercised. The Credit Facility provides procedures for determining an alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to what that alternative base rate will be and whether that base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program with an aggregate offering price of up to $50.0 million. On December 7, 2018, we entered into a new equity distribution agreement with an aggregate offering price under the new ATM Program of up to $75.0 million. Since the inception of the ATM Programs, we have sold an aggregate of 3,870,042 shares of common stock at a weighted average price of $21.49 per share, receiving net proceeds after commissions and other offering costs of $81.1 million. As of August 1, 2019, we have approximately $39.7 million available for issuance under the ATM Program.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018, proceeds received from sales of shares from time to time under the ATM Programs and proceeds from the issuance of our Series B Preferred Stock. At June  30, 2019, we had total indebtedness of $97.0 million, or 13.8% of total assets. During 2019, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the three months following each date of determination and (b) $50 million for the period between December 31, 2018 and December 31, 2019 or on and after January 1, 2020, liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the six months following each date of determination and (b) $50 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of June 30, 2019  (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$-	$96,988	$-	$-	$-	$96,988

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.25% to 3.25%.

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of June 30, 2019:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.2925%	2.25%	4.5425%	6/3/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	62,900	2.4112%	3.0592%	5.4704%	6/25/2019	12/28/2021
	$96,988
(1)	The effective interest rate represents the average on the underlying variable debt unless the cap rate of LIBOR plus 2.50% is reached.

At June 30, 2019, we had $197.6 million of unfunded loan commitments related to our investment portfolio and $0.3 million related to the SL1 Venture. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed. At June 30, 2019, we had $2.4 million of unfunded loan commitments related to our other assets.

As of June 30, 2019, we had unrestricted cash of approximately $4.2 million.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended June 30, 2019, we declared a cash dividend to our stockholders of $0.35 per share, payable on July 15, 2019 to stockholders of record on July 1, 2019. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2018 Form 10-K except as set forth below.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2019	December 31, 2018
Up 25 basis points	$(2.2)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.3	2.0

Up 50 basis points	(4.3)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.6	4.1

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2019	December 31, 2018
Up 25 basis points	$(10.7)	$(8.9)
Down 25 basis points	11.7	9.8

Up 50 basis points	(20.5)	(17.0)
Down 50 basis points	24.7	20.5

Interest Rate Risk

As of June 30, 2019, the effect of our hedge agreements was to fix the interest rate on our $34.1 million variable rate term loans and our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of June 30, 2019, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	June 30, 2019
Up 100 basis points	$0.1
Down 100 basis points	(0.6)

Derivative financial instruments expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we minimize our credit risk on these transactions by dealing with major, creditworthy financial institutions. As part of our on-going control procedures, we monitor the credit ratings of counterparties and our exposure to any single entity, thus minimizing credit risk concentration. We believe the likelihood of realized losses from counterparty non-performance is remote.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June  30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Other than as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

As described elsewhere in this Quarterly Report on Form 10-Q, on January 8, 2019, the Company commenced proceedings to foreclose on the underlying collateral of the Company’s $17.7 million Miami construction loan. The foreclosure proceedings were commenced by the Company in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida in an action entitled Jernigan Capital Operating Company v. Storage Partners of Miami I, LLC et. al. On May 1, 2019, the defendant borrower filed an answer to the Company’s complaint and a counter-claim against the Company. An agreement between the Company and the borrower was executed on July 2, 2019. In connection with the agreement, the Company acquired all of the interests in the entity that owns the property that secured the loan and both parties dismissed all state court litigation related to that loan.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended June 30, 2019:	Purchased	Per Share	Programs	(dollars in thousands)
April 1-April 30	-	$-	-	$6,848
May 1-May 31	-	-	-	6,848
June 1-June 30	-	-	-	6,848
Total	-	$-	-	$6,848
(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

During the three months ended June 30, 2019, certain officers and employees of the Manager returned 18,544 shares of our common stock to us in connection with the vesting of 64,834 shares of restricted stock, in order to satisfy tax withholding obligations.

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

JERNIGAN CAPITAL, INC.

Date: August 2, 2019	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)