Form 10-Q
period 2019-09-30
Jernigan Capital, Inc.
filed 2019-11-01
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, Jernigan Capital, Inc. had 22,236,871 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	September 30, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$6,961	$8,715
Self-Storage Investment Portfolio:
Development property investments at fair value	508,887	373,564
Bridge investments at fair value	-	84,383
Self-storage real estate owned, net	232,822	96,202
Investment in and advances to self-storage real estate venture	11,027	14,155
Other loans, at cost	4,417	4,835
Deferred financing costs	4,090	4,619
Prepaid expenses and other assets	7,813	3,702
Fixed assets, net	216	233
Total assets	$776,233	$590,408

Liabilities:
Secured revolving credit facility	$125,000	$-
Term loans, net of unamortized costs	40,735	24,609
Due to Manager	2,749	3,334
Accounts payable, accrued expenses and other liabilities	5,392	2,402
Dividends payable	12,940	12,199
Total liabilities	186,816	42,544

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 131,375 and 125,000 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively, at liquidation preference of $131.4 million and $125.0 million, net of offering costs, respectively	128,512	122,137
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of September 30, 2019 and December 31, 2018, at liquidation preference of $39.3 million, net of offering costs	37,298	37,401
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2019 and December 31, 2018; 22,236,871 and 20,430,218 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	222	204
Additional paid-in capital	422,240	386,394
Retained earnings	1,645	1,728
Accumulated other comprehensive income (loss)	(500)	-
Total equity	589,417	547,864
Total liabilities and equity	$776,233	$590,408

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Interest income from investments	$10,216	$8,086	$27,578	$19,051
Rental and other property-related income from real estate owned	1,988	970	5,075	2,398
Other revenues	45	35	312	99
Total revenues	12,249	9,091	32,965	21,548

Costs and expenses:
General and administrative expenses	2,137	1,727	6,273	5,579
Fees to Manager	2,131	1,872	6,203	4,758
Property operating expenses of real estate owned	989	473	2,538	1,204
Depreciation and amortization of real estate owned	1,372	854	3,491	2,443
Other expenses	268	-	268	290
Total costs and expenses	6,897	4,926	18,773	14,274

Operating income	5,352	4,165	14,192	7,274

Other income (expense):
Equity in earnings from unconsolidated real estate venture	165	440	407	1,425
Realized gain on investments	-	619	-	619
Net unrealized gain on investments	7,974	11,060	28,847	24,003
Interest expense	(2,546)	(467)	(5,535)	(1,521)
Other interest income	9	147	30	315
Total other income	5,602	11,799	23,749	24,841
Net income	10,954	15,964	37,941	32,115
Net income attributable to preferred stockholders	(5,157)	(4,790)	(15,283)	(12,965)
Net income attributable to common stockholders	$5,797	$11,174	$22,658	$19,150

Basic earnings per share attributable to common stockholders	$0.26	$0.58	$1.06	$1.17
Diluted earnings per share attributable to common stockholders	$0.26	$0.57	$1.06	$1.16

Dividends declared per share of common stock	$0.35	$0.35	$1.05	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$10,954	$15,964	$37,941	$32,115
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(58)	-	(495)	-
Reclassification of realized gains on interest rate swaps	(1)	-	(5)	-
Other comprehensive income (loss)	(59)	-	(500)	-

Comprehensive income	$10,895	$15,964	$37,441	$32,115

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

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at June 30, 2018	110,000	$107,168	1,571,734	$37,463	19,254,141	$192	$361,636	$(12,721)	$-	$493,738	$-	$493,738
Issuance of preferred stock, net of offering costs	15,000	14,969	-	-	-	-	-	-	-	14,969	-	14,969
At-the-market issuance of preferred stock, net of offering costs	-	-	-	(38)	-	-	-	-	-	(38)	-	(38)
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	-	-	(6)	-	-	(6)	-	(6)
At-the-market issuance of common stock, net of offering costs	-	-	-	-	-	-	(43)	-	-	(43)	-	(43)
Stock dividend paid on preferred stock	-	-	-	-	111,199	1	2,124	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(1,001)	-	(19)	-	-	(19)	-	(19)
Stock-based compensation	-	-	-	-	-	-	416	-	-	416	-	416
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,102)	-	(4,102)	-	(4,102)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(6,777)	-	(6,777)	-	(6,777)
Net income	-	-	-	-	-	-	-	15,964	-	15,964	-	15,964
Balance at September 30, 2018	125,000	$122,137	1,571,734	$37,425	19,364,339	$193	$364,108	$(8,324)	$-	$515,539	$-	$515,539

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

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at June 30, 2019	129,250	$126,387	1,571,734	$37,298	22,133,290	$221	$419,760	$3,630	$(441)	$586,855	$-	$586,855
At-the-market issuance of common stock, net of offering costs	-	-	-	-	96,081	1	1,900	-	-	1,901	-	1,901
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Issuance of stock-based awards	-	-	-	-	7,500	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	580	-	-	580	-	580
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,469)	-	(4,469)	-	(4,469)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(7,782)	-	(7,782)	-	(7,782)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-	-	(59)	(59)	-	(59)
Net income	-	-	-	-	-	-	-	10,954	-	10,954	-	10,954
Balance at September 30, 2019	131,375	$128,512	1,571,734	$37,298	22,236,871	$222	$422,240	$1,645	$(500)	$589,417	$-	$589,417

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$37,941	$32,115
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(22,069)	(15,939)
Net unrealized gain on investments	(28,847)	(24,622)
Stock-based compensation	1,689	1,600
Equity in earnings from unconsolidated self-storage real estate venture	(399)	(1,417)
Return on investment from unconsolidated self-storage real estate venture	328	599
Depreciation and amortization	3,537	2,493
Amortization of deferred financing costs	1,440	626
Accretion of origination fees	(867)	(593)
Unrealized loss on mark-to-market interest rate cap	89	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,346)	(513)
Due to Manager	(585)	825
Accounts payable, accrued expenses, and other liabilities	280	314
Net cash used in operating activities	(8,809)	(4,512)

Cash flows from investing activities:
Purchase of corporate fixed assets	(29)	(84)
Purchase of self-storage real estate owned	(10,347)	(12,675)
Capital additions to self-storage real estate owned	(1,309)	(417)
Capital contributions to unconsolidated self-storage real estate venture	(683)	(2,033)
Return of capital from unconsolidated self-storage real estate venture	3,833	-
Advances to unconsolidated self-storage real estate venture	(12,723)	(14,211)
Repayment of advances to unconsolidated self-storage real estate venture	12,773	16,516
Proceeds received from settlement of profits interest	-	619
Funding of investment portfolio:
Origination fees received in cash	1,114	1,906
Development property and bridge investments	(129,377)	(208,538)
Funding of other loans	(185)	(4,839)
Repayments of investment portfolio investments	361	16,911
Repayments of other loans	205	1,173
Net cash used in investing activities	(136,367)	(205,672)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	124,261	34,343
Cash received from term loans, net of issuance costs	15,995	24,564
Repurchase of senior loan participation	-	(732)
Repayment of Credit Facility	-	(35,000)
Stock repurchase	(468)	(333)
Net proceeds from issuance of common stock	34,645	81,782
Net proceeds from issuance of Series A preferred stock	-	84,932
Net proceeds (offering costs) from issuance of Series B preferred stock	(103)	37,425
Dividends paid on Series A preferred stock	(6,736)	(3,055)
Dividends paid on Series B preferred stock	(2,064)	(1,249)
Dividends paid on common stock	(22,108)	(16,846)
Net cash provided by financing activities	143,422	205,831
Net change in cash and cash equivalents	(1,754)	(4,353)
Cash and cash equivalents at the beginning of the period	8,715	46,977
Cash and cash equivalents at the end of the period	$6,961	$42,624

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

The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$25	$-	$25	$-
Derivative financial instruments (liability position)	(500)	-	(500)	-
Development property investments	508,887	-	-	508,887

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$373,564	$-	$-	$373,564
Bridge investments	84,383	-	-	84,383

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and nine months ended September 30, 2019 and 2018.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2019 and December 31, 2018. None of these loans are in non-accrual status as of September 30, 2019 and December 31, 2018. The Company determined that no allowance for loan loss was necessary at September 30, 2019 and December 31, 2018.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased, modified, or exchanged prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the Consolidated Statements of Operations. Debt issuance costs related to the term loans are presented in the Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the Consolidated Balance Sheets as Deferred Financing Costs.

Other expenses

Other expenses of $0.3 million during the three and nine months ended September 30, 2019 consist of professional costs incurred with respect to ongoing discussions and negotiations related to our Management Agreement. Other expenses of $0.3 million during the nine months ended September 30, 2018 consist of costs related to the termination of an employee contract and have been expensed as incurred.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for smaller reporting companies for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption being allowed as of the fiscal years beginning after December 15, 2018. The Company is currently assessing the impact this new accounting guidance will have on its consolidated financial statements; however, the Company does not expect the new accounting guidance to have a material impact on its consolidated financial statements.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine months ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Interest paid	$3,359	$920

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$6,375	$4,294
Dividends declared, but not paid, on preferred stock	5,157	4,790
Dividends declared, but not paid, on common stock	7,783	6,777
Reclassification of self-storage real estate owned	125,715	44,877
Assumed liabilities with acquisition of self-storage real estate owned	-	264
Other loans paid off with issuance of development property investments	404	117
Reclassification of deferred costs to cumulative preferred stock	-	559

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at September 30, 2019 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 50 investments totaling an aggregate committed principal amount of approximately $608.9 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of September 30, 2019, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan procured or expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2019. The fair value of the investment as of September 30, 2019 is $11.7 million.

•

Bridge Investments - On September 17, 2019, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Miami 4, Miami 5, Miami 6, Miami 7 and Miami 8 bridge investments with a Profits Interest. Accordingly, as of the date of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements, and, as a result, the Company had no outstanding bridge investments as of September 30, 2019.

As of September 30, 2019, the aggregate committed principal amount of the Company’s development property investment was approximately $608.9 million and outstanding principal was $445.6 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$9,146
8/14/2015	Raleigh (2)(7)	8,792	8,789	3	8,640
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,040
9/20/2016	Charlotte 2 (2)(7)	12,888	12,413	475	13,600
1/18/2017	Atlanta 3 (2)(7)	14,115	12,433	1,682	14,921
1/31/2017	Atlanta 4 (2)(7)	13,678	13,497	181	16,857
2/24/2017	Orlando 3 (2)(7)	8,056	7,629	427	9,473
2/24/2017	New Orleans (2)(7)	12,549	11,668	881	13,927
2/27/2017	Atlanta 5 (2)(7)	17,492	17,492	-	19,880
3/1/2017	Fort Lauderdale (2)(7)	9,952	9,191	761	12,974
3/1/2017	Houston (2)	14,825	14,825	-	17,820
4/14/2017	Louisville 1 (2)(7)	8,523	7,422	1,101	9,224
4/20/2017	Denver 1 (2)(7)	9,806	9,117	689	10,179
4/20/2017	Denver 2 (2)(7)	11,164	10,995	169	12,632
5/2/2017	Atlanta 6 (2)(7)	12,543	11,818	725	14,367
5/2/2017	Tampa 2 (2)(7)	8,091	7,513	578	8,790
5/19/2017	Tampa 3 (2)(7)	9,224	8,089	1,135	9,906
6/12/2017	Tampa 4 (2)(7)	10,266	9,379	887	12,654
6/19/2017	Baltimore 1 (2)(4)(7)	10,775	10,453	751	12,159
6/28/2017	Knoxville (2)(7)	9,115	8,463	652	10,316
6/29/2017	Boston 1 (2)(6)	-	-	-	3,232
6/30/2017	New York City 2 (2)(4)	27,982	28,267	1,160	29,877
7/27/2017	Jacksonville 3 (2)(7)	8,096	7,520	576	9,538
8/30/2017	Orlando 4 (2)(7)	9,037	7,967	1,070	10,164
9/14/2017	Los Angeles 1	28,750	9,470	19,280	9,722
9/14/2017	Miami 1 (3)	14,657	10,329	4,328	10,541
9/28/2017	Louisville 2 (2)(7)	9,940	9,311	629	11,527
10/12/2017	Miami 2 (4)	9,459	1,432	8,097	1,245
10/30/2017	New York City 3 (4)	15,301	6,472	9,077	6,114
11/16/2017	Miami 3 (4)	20,168	8,365	12,060	8,113
11/21/2017	Minneapolis 1 (2)	12,674	9,767	2,907	11,289
12/1/2017	Boston 2 (2)(7)	8,771	7,737	1,034	9,602
12/15/2017	New York City 4 (3)	10,591	4,887	5,704	5,350
12/27/2017	Boston 3	10,174	2,710	7,464	2,638

12/28/2017	New York City 5 (3)	16,073	10,718	5,355	12,065
2/8/2018	Minneapolis 2 (2)(7)	10,543	9,527	1,016	11,159
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,429	3,264	11,688
4/6/2018	Minneapolis 3 (3)	12,883	8,613	4,270	10,075
5/1/2018	Miami 9 (4)	12,421	3,423	9,118	3,314
5/15/2018	Atlanta 7 (3)	9,418	4,515	4,903	5,195
5/23/2018	Kansas City (3)	9,968	6,376	3,592	7,516
6/7/2018	Orlando 5 (3)	12,969	8,190	4,779	9,613
11/16/2018	Baltimore 2	9,247	715	8,532	672
3/1/2019	New York City 6	18,796	3,111	15,685	3,088
4/18/2019	New York City 7 (4)	23,462	6,309	17,232	6,093
		$553,880	$394,130	$162,753	$454,935
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	4,839	4,874	4,883
3/15/2019	Stamford (2)(5)	2,904	3,014	-	4,990
5/8/2019	New York City 8 (5)	21,000	21,580	-	22,126
7/11/2019	New York City 9 (5)	13,095	13,298	-	13,280
8/21/2019	New York City 10 (5)	8,674	8,741	-	8,673
		$54,971	$51,472	$4,874	$53,952

Total investments reported at fair value		$608,851	$445,602	$167,627	$508,887

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(7)	As of September 30, 2019, this investment was pledged as collateral to the Company’s Credit Facility.
(8)

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2019.

The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2019:

Funded principal	$445,602
Adjustments:
Unamortized origination and other fees	(5,843)
Net unrealized gain on investments	69,212
Other	(84)
Fair value of investments	$508,887

As of December 31, 2018, the aggregate committed principal amount of the Company’s development property investments and bridge investments was approximately $634.3 million and outstanding principal was $413.5 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(8)	$7,650	$7,648	$2	$9,057
7/31/2015	New Haven (2)(8)(9)	6,930	6,827	103	8,350
8/14/2015	Raleigh (2)(8)	8,792	8,498	294	8,002
10/27/2015	Austin (2)(8)	8,658	7,817	841	7,763
9/20/2016	Charlotte 2 (2)(8)	12,888	11,445	1,443	12,793
11/17/2016	Jacksonville 2 (2)(8)(9)	7,530	7,157	373	9,122
1/18/2017	Atlanta 3 (3)	14,115	8,711	5,404	9,337
1/31/2017	Atlanta 4 (2)	13,678	12,957	721	16,031
2/24/2017	Orlando 3 (2)	8,056	7,229	827	8,592
2/24/2017	New Orleans (2)	12,549	10,587	1,962	12,221
2/27/2017	Atlanta 5 (3)	17,492	14,095	3,397	15,371
3/1/2017	Fort Lauderdale (2)	9,952	7,604	2,348	10,475
3/1/2017	Houston (3)(7)	14,825	10,936	3,889	13,285
4/14/2017	Louisville 1 (2)(8)	8,523	6,979	1,544	8,540
4/20/2017	Denver 1 (3)	9,806	6,884	2,922	7,706
4/20/2017	Denver 2 (2)	11,164	10,235	929	12,403
5/2/2017	Atlanta 6 (2)	12,543	10,589	1,954	12,774
5/2/2017	Tampa 2 (3)	8,091	5,493	2,598	6,020
5/19/2017	Tampa 3 (2)	9,224	7,154	2,070	8,391
6/12/2017	Tampa 4 (2)	10,266	8,846	1,420	11,419
6/19/2017	Baltimore 1 (2)(4)	10,775	9,177	1,598	10,805
6/28/2017	Knoxville (2)(8)	9,115	7,717	1,398	8,652
6/29/2017	Boston 1 (2)(6)	-	-	-	2,614
6/30/2017	New York City 2 (2)(4)	26,482	24,760	1,722	28,102
7/27/2017	Jacksonville 3 (2)	8,096	6,836	1,260	8,251
8/30/2017	Orlando 4 (2)	9,037	6,769	2,268	8,264
9/14/2017	Los Angeles 1	28,750	8,692	20,058	8,418
9/14/2017	Miami 1	14,657	6,882	7,775	6,562
9/28/2017	Louisville 2 (2)(8)	9,940	8,691	1,249	10,652
10/12/2017	Miami 2 (4)	9,459	1,335	8,124	1,082
10/30/2017	New York City 3 (4)	14,701	4,835	9,866	4,383
11/16/2017	Miami 3 (4)	20,168	4,096	16,072	3,542
11/21/2017	Minneapolis 1	12,674	3,214	9,460	3,070
12/1/2017	Boston 2 (3)	8,771	3,978	4,793	4,246
12/15/2017	New York City 4	10,591	1,777	8,814	1,631
12/27/2017	Boston 3	10,174	2,563	7,611	2,402
12/28/2017	New York City 5	16,073	6,523	9,550	6,400
2/8/2018	Minneapolis 2 (3)	10,543	7,802	2,741	8,773
3/30/2018	Philadelphia (3)(4)	14,338	7,870	6,468	8,093
4/6/2018	Minneapolis 3	12,883	2,333	10,550	2,206
5/1/2018	Miami 9 (4)	12,421	2,803	9,618	2,564
5/15/2018	Atlanta 7	9,418	861	8,557	775
5/23/2018	Kansas City	9,968	1,228	8,740	1,137
6/7/2018	Orlando 5	12,969	800	12,169	673
6/12/2018	Los Angeles 2 (5)	9,298	4,597	4,701	4,581
11/16/2018	Baltimore 2	9,247	390	8,857	301
		$533,280	$314,220	$219,060	$355,831

Construction loans:

12/23/2015	Miami (10)	17,733	17,733	-	17,733
		$17,733	$17,733	$0	$17,733
Total development property investments		$551,013	$331,953	$219,060	$373,564

Bridge investments (includes a profits interest):
3/2/2018	Miami 4 (2)(8)(9)	20,201	20,201	-	22,823
3/2/2018	Miami 5 (2)(4)(8)(9)	17,738	16,883	855	14,432
3/2/2018	Miami 6 (2)(8)(9)	13,370	13,370	-	17,372
3/2/2018	Miami 7 (2)(4)(8)(9)	18,462	17,581	881	15,971
3/2/2018	Miami 8 (2)(8)(9)	13,553	13,472	81	13,785
Total bridge investments		$83,324	$81,507	$1,817	$84,383

Total investments reported at fair value		$634,337	$413,460	$220,877	$457,947
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest and fees accrued on the investment.
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

(8)	As of December 31, 2018, this investment was pledged as collateral to the Company’s Credit Facility.
(9)	During the nine months ended September 30, 2019, the Company purchased its partner’s 50.1% Profits Interest in this investment.
(10)

During the three months ended September 30, 2019, the Company purchased the interests in the entity that owned the property securing the Miami construction loan in connection with the entry into a settlement agreement related to foreclosure proceedings that the Company had commenced against the borrower.

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

No loans were in non-accrual status as of September 30, 2019, and no loans, with the exception of the $17.7 million Miami construction loan, were in non-accrual status as of December 31, 2018. As described below, on July 2, 2019, the Company entered into an agreement pursuant to which it acquired all of the interests in the entity that owned the property securing the Miami construction loan and both parties dismissed all state court litigation related to that loan.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. Prior to the acquisition of the developer’s interest in the bridge investments during the three months ended September 30, 2019, the bridge investments would have been accounted for under the equity method had the Company not elected the fair value option for the bridge investments.  For these investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $506.1 million and $445.6 million, respectively, at September 30, 2019 and approximated $442.6 million and $395.7 million, respectively, at December 31, 2018. These investees had revenues of approximately $2.3 million and $4.5 million and operating expenses of approximately $2.7 million and $6.4 million for the three and nine months ended September 30, 2019, respectively. These investees had revenues of approximately $1.5 million and $3.7 million and operating expenses of approximately $1.4 million and $3.4 million for the three and nine months ended September 30, 2018, respectively. During the nine months ended September 30, 2019 and 2018, no individual investment comprised more than 20% of the Company’s net income.

For sixteen of the Company’s development property investments with a Profits Interest as of September 30, 2019 and December 31, 2018, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of September 30, 2019 and December 31, 2018.

Investments reported at cost (Self-Storage Real Estate Owned)

YTD 2019 Activity

On March 8, 2019, the Company purchased 100% of the Class A membership units of the limited liability company that owned the New Haven development property investment with a Profits Interest. On July 2, 2019, the Company acquired all of the interests in the entity that owned the property securing the Miami construction loan. On August 16, 2019, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 2 development property investment with a Profits Interest. On September 17, 2019, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Miami 4, Miami 5, Miami 6, Miami 7 and Miami 8 bridge investments with a Profits Interest. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $138.9 million is primarily comprised of the development property investment or bridge investment at fair value of $125.7 million and the cash consideration of $10.5 million, which is inclusive of paid and accrued transaction costs.  The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $4.9 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

The basis of the Miami investment acquired on July 2, 2019 is currently presented in construction-in-progress within Self-storage real estate owned, net, in the table below. As of September 30, 2019, this facility has not been placed into service.

YTD 2018 Activity

On January 10, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 1 development property investment with a Profits Interest. On February 2, 2018, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest. On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest. On August 31, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte 1 development property investment with a Profits Interest. The acquisition date basis of these investments of $58.1 million is primarily comprised of the development property investment at fair value of $44.9 million and the cash consideration paid of $13.0 million, inclusive of transaction costs and assumed liabilities. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $2.1 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

The Company evaluated the purchases under ASU 2017-01 and concluded that the transactions consisted of a single identifiable asset or a group of similar identifiable assets that represent substantially all of the fair value of the gross assets acquired. Therefore, these transactions do not constitute the purchase of a business and have been treated as asset acquisitions. In accordance with ASU 2017-01, as of the respective acquisition dates, the Company’s basis in the self-storage real estate owned is recorded at cost (generally equal to the cash consideration paid, assumed liabilities, if applicable, and the funded loan balance, net of unamortized origination fees), plus unrealized gains recorded at the date of acquisition. The allocation to the basis of the assets acquired is based on their relative fair values.

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Land	$25,548	$10,797
Building and improvements	186,341	85,067
In-place leases	8,485	3,552
Property equipment	81	13
Construction-in-progress	19,754	670
Accumulated depreciation and amortization	(7,387)	(3,897)
Self-storage real estate owned, net	$232,822	$96,202

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned from when construction is substantially complete through stabilization. For the seven development property investments that were 40% complete but for which construction was not substantially complete at September 30, 2019, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Thirty development property investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at September 30, 2019. For the Company’s development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its development property investments with a profits interest and bridge investments categorized within Level 3 as of September 30, 2019 and December 31, 2018. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of September 30, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average

Income approach analysis	Market yields/discount rate	5.70 - 10.06%	8.22%
	Exit date (b)	1.76 - 6.95 years	3.53 years

Option pricing model	Volatility	62.50 - 95.38%	75.04%
	Exit date (b)	1.76 - 6.95 years	3.53 years
	Capitalization rate (a)	4.75 - 5.75%	5.46%
	Discount rate (a)	7.75 - 8.75%	8.46%
(a)

Thirty-seven properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

(b)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.

As of December 31, 2018
		Unobservable Inputs
	Primary Valuation			Weighted
Asset Category	Techniques	Input	Estimated Range	Average

Development property investments and bridge investments (a)	Income approach analysis	Market yields/discount rate	4.72 - 13.09%	9.48%
		Exit date (d)	2.25 - 5.95 years	3.44 years

Development property investments with a profits interest and bridge investments (b)	Option pricing model	Volatility	53.25 - 94.30%	75.10%
		Exit date (d)	2.25 - 5.95 years	3.44 years
		Capitalization rate (c)	4.75 - 6.00%	5.42%
		Discount rate (c)	7.75 - 11.74%	8.83%

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2019	December 31, 2018
Up 25 basis points	$(2.1)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.2	2.0

Up 50 basis points	(4.2)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.5	4.1

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2019	December 31, 2018
Up 25 basis points	$(9.0)	$(8.9)
Down 25 basis points	9.8	9.8

Up 50 basis points	(17.1)	(17.0)
Down 50 basis points	20.7	20.5

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three and nine months ended September 30, 2019 and 2018.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2018	$457,947
Realized gains	-
Unrealized gains	28,847
Fundings of principal and change in unamortized origination fees	126,100
Repayments of loans	(361)
Payment-in-kind interest	22,069
Reclassification of self-storage real estate owned	(125,715)
Net transfers in or out of Level 3	-
Balance at September 30, 2019	$508,887

Balance at December 31, 2017	$234,171
Realized gains	(619)
Unrealized gains	24,622
Fundings of principal and change in unamortized origination fees	207,486
Repayments of loans	(16,911)
Payment-in-kind interest	15,939
Reclassification of self-storage real estate owned	(44,877)
Net transfers in or out of Level 3	-
Balance at September 30, 2018	$419,811

As of September 30, 2019 and December 31, 2018, the total net unrealized appreciation on the investments that use Level 3 inputs was $69.2 million and $51.0 million, respectively.

For the three and nine months ended September 30, 2019 and 2018, substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of September 30, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,819	$1,048	$15,716
5/14/2015	Miami 2 (2)(3)	14,849	14,519	330	15,864
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,899	331	16,969
4/15/2016	Washington DC (3)(4)	-	-	-	3,043
7/21/2016	New Jersey (3)	7,828	7,085	743	8,593
9/28/2016	Columbia (3)	9,199	9,072	127	10,348
12/22/2016	Raleigh (3)	8,877	8,856	21	9,539
	Total	$67,850	$65,250	$2,600	$80,072

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of September 30, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)

The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

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

As of September 30, 2019, the SL1 Venture had total assets of $139.3 million and total liabilities of $37.9 million. During the three and nine months ended September 30, 2019, the SL1 Venture had net income of $1.6 million and $3.9 million, of which $0.2 million and $0.4 million was allocated to the Company and $1.4 million and $3.5 million was allocated to HVP III, respectively, under the HLBV method. At September 30, 2019, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At September 30, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations. The Company has committed to fund fifty percent of costs incurred above and beyond the committed amount of the SL1 Venture loan to three borrowers within the SL1 Venture. These amounts are contractual receivables and earn interest at 6.9%. As of September 30, 2019, the Company has funded $0.3 million related to this arrangement and the maximum estimated potential commitment is $1.2 million.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of September 30, 2019 and December 31, 2018.

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

The Company has recorded assets of $508.9 million and $457.9 million at September 30, 2019 and December 31, 2018, respectively, for its variable interest in the development property and bridge investment VIEs which is included in the development property investments and bridge investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge investment VIEs is as follows:

	September 30, 2019	December 31, 2018
Assets recorded related to VIEs	$508,887	$457,947
Unfunded loan commitments to VIEs	167,627	220,877
Maximum exposure to loss	$676,514	$678,824

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of September 30, 2019 and December 31, 2018, the Company’s remaining unfunded commitment to the SL1 Venture is $0.3 million and $0.9 million, respectively. At September 30, 2019 and December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture. The Company has committed to fund fifty percent of costs incurred above and beyond the committed amount of the SL1 Venture loan to three borrowers within the SL1 Venture. These amounts are contractual receivables and earn interest at 6.9%. As of September 30, 2019, the Company has funded $0.3 million related to this arrangement and the maximum estimated potential commitment is $1.2 million.

7.  DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	September 30, 2019	December 31, 2018
Secured revolving credit facility (1)	December 28, 2021	5.25%	$125,000	$-
Term Loans:
Term loan 1 (2)	August 1, 2021	4.39%	9,150	9,150
Term loan 2 (2)	August 1, 2021	4.39%	7,125	7,125
Term loan 3 (2)	August 1, 2021	4.39%	8,625	8,625
Term loan 4 (2)	August 1, 2021	4.39%	9,188	-
Term loan 5 (2)	August 1, 2021	4.39%	7,087	-
Total Term Loans			41,175	24,900
Term loan debt issuance costs			(440)	(291)
Net Term Loans			40,735	24,609
Total debt			$165,735	$24,609

(1) Includes amounts subject to interest rate cap. Effective interest rate represents the weighted average contractual interest rate before the interest rate cap as of September 30, 2019. See further discussion of interest rate cap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of September 30, 2019. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

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

The Credit Facility provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events, and changes in control. If any of certain key executives ceases to be in senior management of the Company and actively involved in the daily activities of the Company and the required lenders do not approve a replacement within 90 days of such event, then it will be considered a change in control and, as a result, an event of default under the Credit Facility. If an event of default occurs and is continuing under the Credit Facility, the lenders may, among other things, terminate their commitments under the Credit Facility and require the immediate payment of all amounts owed thereunder.

As of September 30, 2019, the Company had $125.0 million outstanding under the Credit Facility of $198.5 million of total availability for borrowing under the Credit Facility before considering any amounts outstanding.

As of September 30, 2019, the Company was in compliance with all of its financial covenants of the Credit Facility.

As of September 30, 2019 and December 31, 2018, certain of the Company’s development property investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Credit Facility. In addition, as of September 30, 2019, the Jacksonville 1, New York City 1, Miami 4, Miami 5, Miami 6, Miami 7, and Miami 8 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Credit Facility. As of December 31, 2018, all of the Company’s bridge investments as described in Note 3, Self-Storage Investment Portfolio, as well as the New York City 1 property, which is included in self-storage real estate owned, net, were also pledged as collateral against the Credit Facility.

Term Loans

On August 17, 2018, the Company entered into loan agreements with FirstBank (“FirstBank”) with respect to three term loans in the aggregate principal amount of $24.9 million. On January 18, 2019, the Company entered into a loan agreement with FirstBank with respect to a term loan in the aggregate principal amount of $9.2 million. Additionally, on August 13, 2019, the Company entered into a loan agreement with FirstBank with respect to a term loan in the aggregate principal amount of $7.1 million. These loans are collectively referred to as the “FirstBank Term Loans.” The FirstBank Term Loans are secured by first mortgages on the Company’s five wholly-owned self-storage facilities located in Orlando, Florida, Atlanta, Georgia, Charlotte, North Carolina and New Haven, Connecticut. As a condition to FirstBank providing the FirstBank Term Loans, the Company has agreed to unconditionally guarantee the subsidiaries’ obligations under the FirstBank Term Loans pursuant to guaranty agreements with FirstBank (the “FirstBank Guaranties”).

The FirstBank Term Loans will mature on August 1, 2021.  Borrowings under the FirstBank Term Loans bear interest at a floating variable rate of one-month LIBOR plus 2.25%, which is reset monthly.  The FirstBank Term Loans are each subject to an interest rate swap to fix the 30-day LIBOR rate.  Term Loans 1 to 4 swaps fix 30-day LIBOR at 2.2925% and Term Loan 5 fixes 30-day LIBOR at 1.6025%. See further discussion of the utilization of interest rate swaps in Note 8, Risk Management and Use of Financial Instruments.

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

As of September 30, 2019, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. During the three months ended September 30, 2019, the Company entered into an interest rate swap related to its Term Loan entered into during the quarter. The Company entered into interest rate swaps for all five of its First Bank Term Loans during the nine months ended September 30, 2019.

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2019, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

 The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of September 30, 2019 and December 31, 2018, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	September 30, 2019	December 31, 2018	Strike	Effective Date	Maturity	September 30, 2019	December 31, 2018
Swap	Cash flow	$9,150	$-	2.2925%	6/3/2019	8/1/2021	$(131)	$-
Swap	Cash flow	7,125	-	2.2925%	6/3/2019	8/1/2021	(102)	-
Swap	Cash flow	8,625	-	2.2925%	6/3/2019	8/1/2021	(123)	-
Swap	Cash flow	9,188	-	2.2925%	6/3/2019	8/1/2021	(131)	-
Swap	Cash flow	7,087	-	1.6025%	8/13/2019	8/1/2021	(13)	-
		$41,175	$-				$(500)	$-

(1) Hedging variable rate Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2018, there were no derivative instruments outstanding.  The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCL on Derivative		Gain Reclassified from Accumulated OCL into Interest Income		Location of Gain Reclassified from Accumulated OCL into Income
Three months ended September 30,	2019	2018	2019	2018
Term loan interest rate contracts	$(58)	$-	$(1)	$-	Interest Expense

Nine months ended September 30,
Term loan interest rate contracts	$(495)	$-	$(5)	$-	Interest Expense

The changes in accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2019 and 2018, are summarized as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Accumulated other comprehensive income beginning of period	$(441)	$-	$-	$-
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(58)	-	(495)	-
Reclassification of realized gains on interest rate swaps	(1)	-	(5)	-
Amount included in other comprehensive income (loss)	(59)	-	(500)	-
Accumulated other comprehensive income (loss) end of period	$(500)	$-	$(500)	$-

During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50% that expires on December 28, 2021 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the Credit Facility (as defined in Note 7, Debt) and has a notional amount equal to or greater than the then outstanding principal balance of the Credit Facility. The Company did not designate the interest rate cap as a hedge. As of September 30, 2019, the net carrying amount of the interest rate cap was $0.03 million and is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. There were no interest rate caps outstanding at December 31, 2018.

The following table presents the effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Three months ended September 30,	2019	2018
Credit Facility interest rate cap	$(61)	$-	Interest Expense

Nine months ended September 30,
Credit Facility interest rate cap	$(89)	$-	Interest Expense

9.  STOCKHOLDERS’ EQUITY

The Company had 22,236,871 and 20,430,218 shares of common stock issued and outstanding, which included 216,165 and 159,165 shares of non-vested restricted stock, as of September 30, 2019 and December 31, 2018, respectively. The Company had 131,375 and 125,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018.

ATM Program

On December 7, 2018, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under an at the market equity offering program (the “ATM Program”) of up to $75.0 million. As of September 30, 2019, the Company has issued and sold an aggregate of 3,966,123 shares of common stock at a weighted average price of $21.48 per share under the ATM Program and the Company’s previous ATM Program, receiving net proceeds after commissions and other offering costs of $83.0 million. During the nine months ended September 30, 2019, the Company issued and sold an aggregate of 1,684,349 shares of common stock at a weighted average price per share of $21.05 under the ATM Program, receiving net proceeds after commissions and other offering costs of $34.6 million. The Company does not currently have an active ATM Program.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of September 30, 2019, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of September 30, 2019, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Second Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to employees of the Manager (as the Company has no employees) and the Company’s non-employee directors. As of September 30, 2019 and December 31, 2018, 509,509 and 363,587 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested during the nine months ended September 30, 2019,

107,372 is expected to vest in 2020, 55,711 is expected to vest in 2021 and 53,082 is expected to vest in 2022. Additionally, 1,666 were forfeited during the nine months ended September 30, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016. Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $0.6 and $0.4 million of stock-based compensation expense for the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $1.6 million of stock-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.6 million and $2.1 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.2 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at June 30,	208,665	$20.35	172,499	$18.37
Granted	7,500	19.84	-	-
Vested	-	-	(11,667)	18.10
Nonvested at September 30,	216,165	$20.34	160,832	$18.39

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at December 31,	159,165	$18.39	185,002	$21.58
Granted	145,922	21.60	75,333	19.18
Vested	(87,256)	18.95	(99,503)	18.48
Forfeited	(1,666)	18.10	-	-
Nonvested at September 30,	216,165	$20.34	160,832	$18.39

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of September 30, 2019.

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

On July 31, 2019, the Company declared a (i) cash distribution of $17.84 per share of Series A Preferred Stock, payable on October 15, 2019, to holders of Series A Preferred Stock of record on the close of business on October 1, 2019, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on October 15, 2019, to holders of Series A Preferred Stock of record on the close of business on October 1, 2019.

Series B Preferred Stock

As of September 30, 2019, the Company had 3,750,000 shares of its 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

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

As of September 30, 2019, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. During the nine months ended September 30, 2019, the Company made no sales under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the three and nine months ended September 30, 2019 and 2018, the Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Shares outstanding
Weighted average common shares - basic	22,019,875	19,184,172	21,173,946	16,253,410
Effect of dilutive securities	213,719	275,579	191,293	286,957
Weighted average common shares, all classes	22,233,594	19,459,751	21,365,239	16,540,367

Calculation of Earnings per Share - basic
Net income	$10,954	$15,964	$37,941	$32,115
Less:
Net income allocated to preferred stockholders	5,157	4,790	15,283	12,965
Net income allocated to unvested restricted shares (1)	56	96	203	207
Net income attributable to common shareholders - two-class method	$5,741	$11,078	$22,455	$18,943

Weighted average common shares - basic	22,019,875	19,184,172	21,173,946	16,253,410
Earnings per share - basic	$0.26	$0.58	$1.06	$1.17

Calculation of Earnings per Share - diluted
Net income	$10,954	$15,964	$37,941	$32,115
Less:
Net income allocated to preferred stockholders	5,157	4,790	15,283	12,965
Net income attributable to common shareholders - two-class method	$5,797	$11,174	$22,658	$19,150

Weighted average common shares - diluted	22,233,594	19,459,751	21,365,239	16,540,367
Earnings per share - diluted	$0.26	$0.57	$1.06	$1.16

(1)

Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and nine months ended September 30, 2019 and 2018.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at September 30, 2019 and December 31, 2018 was $508.9 million and $440.2 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $16.5 million and $18.4 million for the three months ended September 30, 2019 and 2018, respectively and $47.2 million and $42.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $11.0 million and $14.2 million at September 30, 2019 and December 31, 2018, respectively, and the earnings from this venture were $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively. The earnings from this venture were $0.4 million and $1.4 million for the three and nine months ended September 30, 2018, respectively.

Management Agreement

As of September 30, 2019, the Company did not have any employees. The Company relies on the personnel, properties and resources of the Manager to conduct its operations. The Company and the Manager are parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, the Manager is responsible for (a) the Company’s day-to-day operations (including finance, accounting and investor relations), (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, (d) sourcing, analyzing, procuring and managing the Company’s capital and (e) performing portfolio management duties. The Manager has an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy.

The initial term of the Management Agreement will expire on March 31, 2020, with up to a maximum of three one-year extensions that end on March 31, 2023. The Company’s independent directors will review the Manager’s performance annually. At the end of the initial term and any extension term, the Management Agreement may be terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors if such independent directors determine: (a) the Manager has performed its duties in an unsatisfactory manner that is materially detrimental to the Company; or (b) the compensation payable to the Manager is not fair, subject to the Manager’s right to prevent termination based on unfair compensation by accepting a reduction of compensation agreed to by at least two-thirds of the independent directors. Under the terms of the Management Agreement, the Company is required to provide the Manager with a minimum 180 days’ prior notice of such a termination. In connection with ongoing discussions regarding internalizing the Manager, the Manager and a special committee comprised solely of independent members of the Company’s Board of Directors have agreed to extend the date of notice of termination to November 30, 2019. Upon such a termination, the Company will pay the Manager a Termination Fee except as provided below in the subsection entitled “Termination of Management Agreement.”

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

Management Fees

Pursuant to the Management Agreement, the Company pays the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-

time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computes the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivers such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $2.1 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $6.2 million and $4.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

The Manager computes the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the three and nine months ended September 30, 2019 and 2018.

At September 30, 2019 and December 31, 2018, the Company had outstanding fees due to Manager of $2.7 million and $3.3 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement provides that the Company will reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager may engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agrees to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager are reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $1.1 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $3.1 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Upon receipt of the Manager’s initial internalization offer, a special committee consisting solely of the Company’s independent directors may accept the Manager’s proposal or submit a counter offer to the Manager. Discussions related to a potential internalization of the Manager began in the third quarter of 2019 and are ongoing. If the Manager and the special committee are unable to agree, the Manager and the special committee will repeat this process annually during the term of any extension of the Management Agreement. Acquisition of the Manager pursuant to this process requires a fairness opinion from a nationally recognized investment banking firm and stockholder approval, in addition to approval by the special committee. As described above, if an Internalization Transaction has not occurred prior to March 31, 2023, the last day of the last renewal term, then the Manager and the Company shall consummate an Internalization Transaction to be effective as of that date, and such Internalization Transaction shall not require a fairness opinion, the approval of a special committee of the Company’s Board of Directors or the approval of the Company’s stockholders. The Company can provide no assurances that an internalization of the Manager will be agreed upon prior to March 2023 on favorable terms or at all, or the effects of the failure to complete such internalization, including the effects of an amendment or termination of the Management Agreement.

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

Dividend Declarations

On October 29, 2019, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2019. The dividends are payable on January 15, 2020 to holders of Series A Preferred Stock of record on January 2, 2020.

On October 29, 2019, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending December 31, 2019. The dividends are payable on January 15, 2020 to holders of Series B Preferred Stock of record on January 2, 2020.

On October 29, 2019, the Company’s Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2019. The dividend is payable on January 15, 2020 to stockholders of record on January 2, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to complete construction and obtain certificates of occupancy for self-storage development projects in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity, compliance with covenants and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our manager’s ability to hire and retain qualified personnel;
•

the internalization of our Manager, which may or may not occur on the timeline anticipated or at all, and the resulting outcome if no internalization transaction occurs, including any amendment to or termination of the Management Agreement;

•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at historical rates or other changes to our historical dividend rate;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

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

Additionally, in March 2018 we closed a bridge financing investment consisting of five separate loans with an aggregate commitment amount of $83.3 million secured by first mortgages with equity participations and ROFRs on five self-storage properties in the Miami, Florida MSA that are in lease-up. We refer to this investment herein as a “Bridge Investment.” On September 17, 2019, we acquired 100% of the limited liability companies that own the underlying self-storage facilities of these Bridge Investments, and we now wholly own and consolidate these properties in the accompanying consolidated financial statements and no longer have any bridge investments outstanding. We have also selectively made construction loans and mortgage loans secured by mature operating self-storage facilities.

In addition to the foregoing, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. In March 2019, we acquired the 50.1% equity interest of our developer partner in the LLC that owned the New Haven development property. In July 2019,  we acquired all of the interests in the entity that owned the property securing the Miami construction loan. In August 2019, we purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 2 development property investment with a Profits Interest. During the year ended December 31, 2018, we acquired the 50.1% equity interests of our developer partners in the LLCs that own the Jacksonville 1, Atlanta 1, Atlanta 2, Pittsburgh, Charlotte 1, and New York City 1 development properties. During the year ended December 31, 2017, we acquired the 50.1% equity interests of our developer partner in the LLCs that own the Orlando 1 and Orlando 2 development property investments, which are two self-storage facilities adjacent to each other. We now own 100% of the membership interests in the LLCs that own fifteen facilities and fully consolidate these facilities in the accompanying consolidated financial statements.

We account for our development property investments and bridge investments (prior to the acquisition discussed above) at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment and bridge investment  each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our $235 million Credit Facility and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. In the past we also have used proceeds from the sale of senior participations, the sale of our Series A Preferred Stock pursuant to the Purchase Agreement, pursuant to which we issued $125 million of Series A Preferred Stock, and the sale of our Series B Preferred Stock. We also have an effective shelf registration statement on Form S-3 on file with the SEC registering the future sale from time to time of up to $500.0 million of our securities. We currently do not have an active ATM Program, and, as a result, are not currently able to fund investments with proceeds from our ATM Program. Until we have an active ATM Program, we expect to fund investments primarily with borrowings under our Credit Facility. As of September 30 2019, we have remaining unfunded commitments under our development investments of approximately $167.6 million, including non-cash interest reserves of approximately $39.8 million. As of September 30 2019, we have $7.0 million of cash on hand and $110.0 million of remaining capacity under our Credit Facility, assuming we are able to access the full borrowing base availability.  In addition, we have a $165.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs.

•	Refinancing of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party, and
•	Additional common stock issuances.

However, we can provide no assurances that we will have access to all of the sources noted above. Additionally, until we negotiate an internalization transaction or other agreement with the Manager, and such transaction or other agreement is announced, we will not have access to the public equity capital markets. We can provide no assurance that internalization will occur at this time.

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

As the current development cycle nears its end, we believe that developers who constructed new self-storage facilities earlier in the cycle will seek to sell their ownership positions or seek to recapitalize existing financing. We believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V self-storage facilities in the lease-up phase. We intend to pursue bridge investments of recently built self-storage facilities in the lease-up phase, selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed and selectively evaluate acquisitions of self-storage projects that we have not financed. In addition, we may modify or recapitalize existing financing on current investments for our developers in exchange for loan-related fees to compensate us for these modifications. On occasion, we expect certain of our developer partners to refinance our development investments. In these cases, refinancing proceeds would be used to return our capital associated with the first mortgage, but we would retain our Profits Interest and ROFR in the investment.

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

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and bridge investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and nine months ended September 30, 2019 and 2018 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our development property investments and bridge investments (prior to the bridge investment acquisition described in Overview). We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized. Under the fair value option, we mark our development property investments, bridge investments, and operating property loans to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. There is no active secondary market for our development property investments and bridge investments and no readily available market value; accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments and bridge investments may fluctuate from period to period. Additionally, the fair value of our development property investments and bridge investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments and bridge investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

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

Market Conditions

We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities owned by private operators. The self-storage sector has experienced substantially higher new self-storage construction starts and deliveries in 2016 through 2019. In the top 50 MSAs in the United States, 2020 is expected to experience new deliveries at lower levels than 2018 and 2019, which were the highest years for new deliveries in this development cycle. The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the 2009/2010 recession, as well as population growth. These drivers have created demand for self-storage, which in turn have developers looking to develop and match demand with supply. The main deterrents for developers at this point in the cycle are government regulations (primarily zoning restrictions), lack of available land sites on which to develop, compressing development yields as compared to prevailing market cap rates and an increasing inability to source attractive financing in the sector. Typically, lenders are only willing to lend up to 65% loan-to-cost (“LTC”), whereas our substantial industry knowledge enables us to make loans at ratios of approximately 90% LTC. In certain situations, we will advance more than 90% of cost and receive a higher rate of interest. In these situations, we expect to receive overall economics that are more attractive than our 90% of cost deals, but some of the interest income in these deals will be received as payment-in-kind (“PIK”) interest rather than cash interest. In certain investments, we expect a combination of factors including longer than expected construction times and slower than expected lease up times, to result in potential shortages in interest reserves and/ or operating reserves. In these situations, we may modify the investments in exchange for additional loan-related fees. In certain circumstances, these reserve shortages and/or other factors could result in foreclosure of the underlying facility.

Recent Developments

Dividend Declarations

On October 29, 2019, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending December 31, 2019. The dividends are payable on January 15, 2020 to holders of Series A Preferred Stock of record on January 2,  2020.

On October 29, 2019, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending December 31, 2019. The dividends are payable on January 15, 2020 to holders of Series B Preferred Stock of record on January 2,  2020.

On October 29, 2019, our Board of Directors declared a cash dividend of $0.35 per share of common stock for the quarter ending December 31, 2019. The dividend is payable on January 15, 2020 to stockholders of record on January 2,  2020.

Investment Activity

Overview of total investment activity

As of September 30, 2019, our self-storage investment portfolio consists of 15 wholly-owned self-storage facilities (one of which has not been placed into service), 50 on-balance sheet development property investments with a Profits Interest (29 of which are secured by facilities in lease-up and 21 of which are secured by facilities under construction), seven development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), and four self-storage facilities wholly-owned by the SL1.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment
On-balance sheet
Wholly Owned Assets	15	14	1	1,104,557	$207,294
Development Property Investments	50	29	21	4,063,748	$608,851
Joint Venture
Wholly Owned Assets	4	4	0	307,407	$4,831
Development Property Investments	7	7	0	521,392	$6,785

On-balance sheet investment activity

Our on-balance sheet self-storage investments at September 30, 2019 consisted of the following:

•

Wholly-Owned Property Investments – As of September 30, 2019, we had acquired 100% of the membership interests in the LLCs of 15 of our previous development property investments, resulting in the ownership of fifteen self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,829	$(1,442)	$14,387	93,965	42	86.9%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(1,033)	10,631	59,848	39	90.0%
Atlanta 2	5/24/2016	2/2/2018	11,859	(872)	10,987	66,187	41	84.3%
Atlanta 1	5/25/2016	2/2/2018	13,198	(889)	12,309	71,718	41	90.6%
Pittsburgh	5/11/2017	2/20/2018	10,033	(448)	9,585	47,486	30	45.1%
Charlotte 1	8/18/2016	8/31/2018	12,746	(823)	11,923	86,750	38	65.3%
New York City 1	9/29/2017	12/21/2018	25,924	(1,122)	24,802	105,272	25	76.5%
New Haven	12/16/2016	3/8/2019	11,051	(448)	10,603	64,225	34	77.8%
Miami	(3)	7/2/2019	19,745	-	19,745	71,953	(3)	(3)
Jacksonville 2	3/27/2018	8/16/2019	11,605	(77)	11,528	70,255	19	65.8%
Miami 4	10/9/2016	9/17/2019	24,188	(70)	24,118	74,685	37	90.6%
Miami 5	8/13/2018	9/17/2019	15,178	(23)	15,155	77,075	14	59.4%
Miami 6	8/12/2016	9/17/2019	20,075	(55)	20,020	76,765	39	85.2%
Miami 7	3/26/2018	9/17/2019	21,544	(41)	21,503	86,450	19	64.5%
Miami 8	12/12/2016	9/17/2019	15,570	(44)	15,526	51,923	35	93.7%
Total Owned Properties			$240,209	$(7,387)	$232,822	1,104,557	32(4)	76.9	%(4)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of October 27, 2019.
(3)	As of September 30, 2019, this facility had not been placed into service.
(4)	Average weighted based on NRSF.

•

Development Property Investments - We had 50 investments totaling an aggregate committed principal amount of approximately $608.9 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of September 30, 2019, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2019. The fair value of the investment as of September 30, 2019 is $11.7 million.

•

Bridge Investments – On September 17, 2019, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Miami 4, Miami 5, Miami 6, Miami 7 and Miami 8 bridge investments with a Profits Interest. As a result, we no longer have any outstanding bridge investments.

As of September 30, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $319.5 million and outstanding principal was $298.5 million, as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
7/2/2015	Milwaukee 420 W St Paul Ave	$7,650	$7,648	$2	$9,146	81,489	10/9/2016	37	75.2%
10/27/2015	Austin 251 North A W Grimes Blvd	8,658	8,136	522	8,040	77,234	3/16/2017	31	89.2%
8/14/2015	Raleigh 1515 Sunrise Ave	8,792	8,789	3	8,640	60,171	3/8/2018	20	68.0%
1/31/2017	Atlanta 4 4676 S Atlanta Rd	13,678	13,497	181	16,857	103,776	7/12/2018	16	43.1%
2/24/2017	Orlando 3 12709 E Colonial Dr	8,056	7,629	427	9,473	69,645	7/26/2018	15	43.8%
4/20/2017	Denver 2 3110 S Wadsworth Blvd	11,164	10,995	169	12,632	74,307	7/31/2018	15	47.6%
6/29/2017	Boston 1 (4) 329 Boston Post Rd E	-	-	-	3,232	90,553	8/8/2018	15	42.9%
4/14/2017	Louisville 1 2801 N Hurstbourne Pkwy	8,523	7,422	1,101	9,224	65,786	8/15/2018	14	44.8%
9/20/2016	Charlotte 2 1010 E 10th St	12,888	12,413	475	13,600	75,760	8/30/2018	14	49.0%
9/28/2017	Louisville 2 3415 Bardstown Rd	9,940	9,311	629	11,527	76,603	8/31/2018	14	41.3%
6/12/2017	Tampa 4 3201 32nd Ave S	10,266	9,379	887	12,654	72,765	10/9/2018	13	46.2%
5/2/2017	Atlanta 6 2033 Monroe Dr	12,543	11,818	725	14,367	80,885	10/15/2018	12	31.1%
7/27/2017	Jacksonville 3 2004 Edison Ave	8,096	7,520	576	9,538	68,100	11/6/2018	12	42.2%
6/19/2017	Baltimore 1 (5) 1835 Washington Blvd	10,775	10,453	751	12,159	83,635	11/20/2018	11	32.1%
5/19/2017	Tampa 3 2460 S Falkenburg Rd	9,224	8,089	1,135	9,906	70,574	11/29/2018	11	45.8%
6/28/2017	Knoxville 130 Jack Dance St	9,115	8,463	652	10,316	72,490	11/30/2018	11	39.8%
2/24/2017	New Orleans 2705 Severn Ave	12,549	11,668	881	13,927	86,545	12/21/2018	10	38.7%
6/30/2017	New York City 2 (5) 465 W 150th St	27,982	28,267	1,160	29,877	40,951	12/28/2018	10	28.0%
8/30/2017	Orlando 4 9001 Eastmar Commons	9,037	7,967	1,070	10,164	76,340	1/16/2019	9	45.6%
2/8/2018	Minneapolis 2 3216 Winnetka Ave N	10,543	9,527	1,016	11,159	83,648	3/14/2019	7	31.1%
12/1/2017	Boston 2 10 Hampshire Rd	8,771	7,737	1,034	9,602	76,181	3/19/2019	7	32.7%

2/27/2017	Atlanta 5 56 Peachtree Valley Rd NE	17,492	17,492	-	19,880	87,160	4/8/2019	7	17.3%
3/30/2018	Philadelphia (5)(6) 550 Allendale Rd	14,338	11,429	3,264	11,688	69,930	4/25/2019	6	22.7%
3/1/2017	Fort Lauderdale 5601 NE 14th Ave	9,952	9,191	761	12,974	80,559	5/2/2019	6	41.0%
5/2/2017	Tampa 2 9125 Ulmerton Rd	8,091	7,513	578	8,790	70,967	5/9/2019	6	37.0%
3/1/2017	Houston 1050 Brittmoore Rd	14,825	14,825	-	17,820	131,345	5/21/2019	5	11.7%
4/20/2017	Denver 1 6206 W Alameda Ave	9,806	9,117	689	10,179	59,524	6/28/2019	4	24.6%
1/18/2017	Atlanta 3 1484 Northside Dr NW	14,115	12,433	1,682	14,921	93,283	8/6/2019	3	12.0%
11/21/2017	Minneapolis 1 2109 University Ave W	12,674	9,767	2,907	11,289	88,348	9/3/2019	2	4.6%
Total Completed Development Investments		$319,543	$298,495	$23,277	$353,581	2,268,554		12(7)	37.9	%(7)
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

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of October 27, 2019.
(4)	This loan was repaid in full through a refinancing negotiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(5)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

(6)	The Company has commenced foreclosure proceedings against the borrower.
(7)	Average weighted based on NRSF.

As of September 30, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was still under construction was approximately $289.3 million and outstanding principal was $147.1 million, as described in more detail in the tables below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (2)
9/14/2017	Los Angeles 1 959 W Hyde Park Blvd	28,750	9,470	19,280	9,722	120,038	Q2 2020	Q1 2021
9/14/2017	Miami 1 4250 SW 8th St	14,657	10,329	4,328	10,541	69,175	Q2 2018	Q1 2020
10/12/2017	Miami 2 (4) 880 W Prospect Rd	9,459	1,432	8,097	1,245	58,000	Q1 2020	Q4 2020
10/30/2017	New York City 3 (4) 5203 Kennedy Blvd	15,301	6,472	9,077	6,114	68,660	Q4 2017	Q4 2020
11/16/2017	Miami 3 (4) 120-132 NW 27th Ave	20,168	8,365	12,060	8,113	96,295	Q4 2018	Q2 2020
12/15/2017	New York City 4 6 Commerce Center Dr	10,591	4,887	5,704	5,350	78,325	Q2 2018	Q1 2020
12/27/2017	Boston 3 19 Coolidge Hill Rd	10,174	2,710	7,464	2,638	62,700	Q1 2020	Q1 2021
12/28/2017	New York City 5 375 River St	16,073	10,718	5,355	12,065	90,700	Q4 2018	Q4 2019
4/6/2018	Minneapolis 3 101 American Blvd West	12,883	8,613	4,270	10,075	87,084	Q3 2018	Q4 2019
5/1/2018	Miami 9 (4) 10651 W Okeechobee Rd	12,421	3,423	9,118	3,314	70,538	Q1 2020	Q4 2020
5/15/2018	Atlanta 7 2915 Webb Rd	9,418	4,515	4,903	5,195	76,519	Q3 2018	Q1 2020
5/23/2018	Kansas City 510 Southwest Blvd	9,968	6,376	3,592	7,516	76,751	Q3 2018	Q4 2019
6/7/2018	Orlando 5 7212 W Sand Lake Rd	12,969	8,190	4,779	9,613	75,918	Q4 2018	Q4 2019
6/12/2018	Los Angeles 2 (4) 7855 Haskell Ave	9,298	4,839	4,874	4,883	116,022	Q4 2019	Q1 2021
11/16/2018	Baltimore 2 8179 Ritchie Hwy	9,247	715	8,532	672	61,750	Q2 2019	Q4 2020
3/1/2019	New York City 6 435 Tompkins Ave	18,796	3,111	15,685	3,088	76,250	Q4 2019	Q4 2020
3/15/2019	Stamford (3)(4) 370 West Main St	2,904	3,014	-	4,990	38,650	Q2 2019	Q4 2019
4/18/2019	New York City 7 (4) 14 Merrick Rd	23,462	6,309	17,232	6,093	95,331	Q3 2019	Q3 2020
5/8/2019	New York City 8 (4) 74 Bogart St	21,000	21,580	-	22,126	193,763	Q1 2020	Q3 2021
7/11/2019	New York City 9 (4) 74-16 Grand Ave	13,095	13,298	-	13,280	105,950	Q1 2020	Q2 2021
8/21/2019	New York City 10 (4) 1401 4th Ave	8,674	8,741	-	8,673	76,775	Q3 2019	Q4 2020
Total Development Investments in Progress		$289,308	$147,107	$144,350	$155,306	1,795,194
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)

Estimated C/O dates represent the Company’s best estimate as of September 30, 2019 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.

(3)	This facility received a temporary C/O or C/O subsequent to September 30, 2019.
(4)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

Real estate venture activity

As of September 30, 2019, the SL1 Venture wholly owned the four self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,602	$(808)	$15,794	80,621	27	85.0%
Atlanta 2	9/14/2017	1/28/2019	10,850	(392)	10,458	70,139	25	71.4%
Denver	12/14/2017	1/28/2019	16,470	(599)	15,871	85,500	22	62.2%
Atlanta 1	4/12/2018	1/28/2019	13,283	(396)	12,887	71,147	19	55.8%
Total Owned Properties			$57,205	$(2,195)	$55,010	307,407	23(3)	68.8	%(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of October 27, 2019.
(3)	Average weighted based on NRSF.

As of September 30, 2019, the SL1 Venture had seven development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
9/28/2016	Columbia 401 Hampton St	$9,199	$9,072	$127	$10,348	70,935	8/23/2017	26	67.3%
4/15/2016	Washington DC (4) 1325 Kenilworth Ave NE	-	-	-	3,043	90,295	9/25/2017	25	72.5%
5/14/2015	Miami 1 490 NW 36th St	13,867	12,819	1,048	15,716	75,770	2/23/2018	20	68.0%
12/22/2016	Raleigh 7710 Alexander Town Blvd	8,877	8,856	21	9,539	64,108	6/8/2018	17	56.8%
9/25/2015	Fort Lauderdale 812 NW 1st St	13,230	12,899	331	16,969	87,384	7/26/2018	15	38.4%
5/14/2015	Miami 2 1100 NE 79th St	14,849	14,519	330	15,864	73,890	10/30/2018	12	62.3%
7/21/2016	New Jersey 6 Central Ave	7,828	7,085	743	8,593	59,010	1/24/2019	9	45.4%
Total Completed Development Investments		$67,850	$65,250	$2,600	$80,072	521,392		18(5)	59.0	%(5)

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

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of October 27, 2019.
(4)

The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

(5)	Average weighted based on NRSF.

Business Outlook

Investment Activity

We continue to experience demand for our capital for the development of state-of-the-art Class A self-storage facilities in top U.S. markets. As of October 31, 2019, we had projects that were in various stages of our underwriting process, including ones subject to executed term sheets, for prospective development property investment amounts in excess of $250 million. We have reduced our pipeline intentionally, as the development cycle is now in its fifth year and new supply continues to impact self-storage fundamentals in many submarkets in the top-50 markets in which we might otherwise desire to invest. While we continue to seek new development commitments in select markets around the United States, we intend to reduce our new development investment commitment amounts as compared to 2016, 2017 and 2018 as our focus is shifting to potential acquisition opportunities of our developers’ interests in our development investments and newly-constructed and opened self-storage facilities that complement our existing portfolio.

We intend to acquire the majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. From the third quarter of 2017 through the third quarter of 2019, we acquired nine self-storage facilities from our core development program through privately negotiated transactions with our developer partners on our balance sheet, four self-storage facilities within our real estate venture with Heitman, one facility that was designated a construction loan and the five self-storage facilities underlying our Miami bridge investment. The thirteen acquisitions from our core development program and Heitman joint Venture occurred on average 17 months after the respective self-storage facilities commenced operating activities. While there is no assurance that this trend will continue, we believe the frequency of opportunities to acquire our developers’ interests will begin to accelerate in 2020 due to the fact that of the 57 underlying facilities in our development portfolio as of September 30, 2019, at least 35 facilities will have been open for 17 months or more by December 31, 2020.

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

Shift in Business Model

At the time of our IPO, we contemplated that beginning no later than the beginning of the fourth quarter 2019, we would commence discussions to acquire our Manager subject to approval by a special committee of our board of directors, delivery of a fairness opinion of a nationally-recognized investment banking firm and a vote of our stockholders. The process for internalizing our manager is set forth in detail in the Management Agreement with our Manager, which has been filed with the SEC since our IPO and described in our public filings. Discussions related to a potential internalization of our Manager began in the third quarter of 2019 and are ongoing. We can provide no assurances that an internalization of the Manager will be agreed upon prior to March 2023 on favorable terms or at all, or the effects of the failure to complete such internalization, including the effects of an amendment or termination of the Management Agreement.

In addition, we expect to continue to acquire interests of our developer partners in our development property investments, exercise ROFRs and/or acquire self-storage properties that we did not finance. We believe that within the next 18 months, a majority of our assets will be owned self-storage facilities; we also expect to internalize management within that timeframe. While we expect to continue our development and bridge investing programs, we believe that we are, and that our institutional stockholders are beginning to view us more as, an owner-operator of self-storage properties, or an equity REIT, rather than as a specialty finance company, or mortgage REIT. This change in business model will necessarily entail a change in the way we expect to operate and finance the Company in the future. As this shift in business model occurs, we anticipate that our Board of Directors will continue to evaluate our investment, leverage and dividend policies in light of changes in the ways in which we generate a majority of our revenue and income, changes in stockholder expectations, and changes in the nature of our business and investment returns/cash flows. Our Board of Directors continues to evaluate our dividend policy, and we expect our Board of Directors to, in particular, evaluate a “right-sizing” of our dividend in 2020. Any of these policies could be changed at the discretion of our Board of Directors. We can provide no assurance that we will be successful in our acquisition program and change in business model on the timeline expected or at all and can provide no assurances regarding the amount of any right-sizing of our dividend or when such dividend will be fully covered by our cash flows from operations.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies as disclosed in the 2018 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended September 30, 2019 and September 30, 2018:

(Dollars in thousands)	Three months ended
	September 30, 2019	September 30, 2018
Revenues:
Interest income from investments	$10,216	$8,086
Rental and other property-related income from real estate owned	1,988	970
Other revenues	45	35
Total revenues	12,249	9,091

Costs and expenses:
General and administrative expenses	2,137	1,727
Fees to Manager	2,131	1,872
Property operating expenses of real estate owned	989	473
Depreciation and amortization of real estate owned	1,372	854
Other expenses	268	-
Total costs and expenses	6,897	4,926

Operating income	5,352	4,165

Other income (expense):
Equity in earnings from unconsolidated real estate venture	165	440
Realized gain on investments	-	619
Net unrealized gain on investments	7,974	11,060
Interest expense	(2,546)	(467)
Other interest income	9	147
Total other income	5,602	11,799
Net income	10,954	15,964
Net income attributable to preferred stockholders	(5,157)	(4,790)
Net income attributable to common stockholders	$5,797	$11,174

Revenues

Total interest income from investments for the three months ended September 30, 2019 was $10.2 million, an increase of approximately $2.1 million, or 26%, from the three months ended September 30, 2018. The increase is primarily attributable to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $2.0 million and $1.0 million from real estate owned during the three months ended September 30, 2019 and 2018, respectively. This increase is the result of eight acquisitions of our developer’s interests in the fourth quarter of 2018 and the nine months ended September 30, 2019 coupled with increasing occupancy and rental rates for properties that were wholly owned for the entirety of both periods.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Three months ended
	September 30, 2019	September 30, 2018
Compensation and benefits	$1,445	$1,126
Occupancy	101	106
Business development	65	90
Professional fees	224	236
Other	302	169
Total general and administrative expenses (excluding fees to Manager)	$2,137	$1,727

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the three months ended September 30, 2019 were $2.1 million, an increase of $0.4 million, or 24%, from the three months ended September 30, 2018 primarily as a result of an increase in compensation and benefits.  Compensation and benefits included non-cash expense of stock-based compensation of $549,000 and $385,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation and benefits increased as a result of hiring a tax director due to the complexity of our investment portfolio and a property accountant as we have taken more properties on balance sheet at the Manager during 2019, as well as annual compensation increases.

Other operating expenses

We incurred Manager fees of $2.1 million and $1.9 million in the three months ended September 30, 2019 and 2018, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of the issuance of common stock under our ATM Program and the issuances of our Series A preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other expenses

Other expenses for the three months ended September 30, 2019 consist of costs incurred with respect to ongoing discussions and negotiations related to our Management Agreement. There were no other expenses during the three months ended September 30, 2018.

Other income (expense)

For the three months ended September 30, 2019 and 2018, we recorded other income of $5.6 million and $11.8 million, respectively, which primarily relates to the net unrealized gain on investments. During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, one opened for leasing in 2017, two opened for leasing in the first quarter of 2018, none opened during the second quarter of 2018, seven opened during the third quarter of 2018, and many of the remaining investments were partially constructed during late 2018 and into 2019. The construction progress and large number of deliveries of these on-balance sheet investments contributed to fair value appreciation in the third quarter of 2018 in excess of that recognized in the third quarter of 2019.

The $0.2 million and $0.4 million of equity in earnings from unconsolidated real estate venture in the three months ended September 30, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the three months ended September 30, 2019 and 2018 was $2.5 million and $0.5 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Comparison of the nine months ended September 30, 2019 and September 30, 2018:

(Dollars in thousands)	Nine months ended
	September 30, 2019	September 30, 2018
Revenues:
Interest income from investments	$27,578	$19,051
Rental and other property-related income from real estate owned	5,075	2,398
Other revenues	312	99
Total revenues	32,965	21,548

Costs and expenses:
General and administrative expenses	6,273	5,579
Fees to Manager	6,203	4,758
Property operating expenses of real estate owned	2,538	1,204
Depreciation and amortization of real estate owned	3,491	2,443
Other expenses	268	290
Total costs and expenses	18,773	14,274

Operating income	14,192	7,274

Other income (expense):
Equity in earnings from unconsolidated real estate venture	407	1,425
Net unrealized gain on investments	28,847	24,003
Interest expense	(5,535)	(1,521)
Other interest income	30	315
Total other income	23,749	24,841
Net income	37,941	32,115
Net income attributable to preferred stockholders	(15,283)	(12,965)
Net income attributable to common stockholders	$22,658	$19,150

Revenues

Total interest income from investments for the nine months ended September 30, 2019 was $27.6 million, an increase of approximately $8.5 million, or 45%, from the nine months ended September  30, 2018. The increase is primarily attributable to the increase in the outstanding principal balances of our investment portfolio. We also had rental revenue of $5.1 million and $2.4 million from real estate owned during the nine months ended September  30, 2019 and 2018, respectively, that has increased primarily due to the timing of the acquisitions of the properties generating these revenues.  This increase is the result of thirteen acquisitions of our developer’s interests in 2018 and during the nine months ended September 30, 2019 coupled with increasing occupancy and rental rates. Other revenues of $0.3 million earned during the nine months ended September 30, 2019 were derived primarily from fees earned in connection with the procurement of the term loans in the SL1 Venture and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Nine months ended
	September 30, 2019	September 30, 2018
Compensation and benefits	$3,907	$3,529
Occupancy	310	317
Business development	169	319
Professional fees	995	712
Other	892	702
Total general and administrative expenses (excluding fees to Manager)	$6,273	$5,579

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the nine months ended September 30, 2019 were $6.3 million, an increase of $0.7 million, or 12%, from the nine months ended September 30, 2018 primarily as a result of an increase in compensation and benefits. For the nine months ended September 30, 2018, compensation and benefits included $0.2 million of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. Compensation and benefits increased as a result of hiring a tax director due to the complexity of our investment portfolio and a property accountant as we have taken more properties on balance sheet at the Manager during 2019, as well as annual compensation increases. Professional fees increased primarily due to legal fees incurred during the nine months ended September 30, 2019 regarding certain foreclosure proceedings.

Other operating expenses

We incurred Manager fees of $6.2 million and $4.8 million in the nine months ended September 30, 2019 and 2018, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of a follow-on offering of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, and the issuances of our Series A preferred stock. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other expenses

Other expenses for the nine months ended September 30, 2019 consist of costs incurred with respect to ongoing discussions and negotiations related to our Management Agreement. Other expenses for the nine months ended September 30, 2018 consist of costs related to the termination of an employee contract.

Other income (expense)

For the nine months ended September 30, 2019 and 2018, we recorded other income of $23.7 million and $24.8 million, respectively, which primarily relates to the net unrealized gain on investments.  During the period January 1 through August 31, 2016, we made no on-balance sheet development property investments, with all such investments being made through the SL1 Venture pursuant to the terms of our joint venture agreement executed in March 2016. From the second half of 2016 through the end of 2018, we invested solely on-balance sheet, closing 44 development property investments with a Profits Interest and five bridge investments with aggregate committed principal of $535.4 million and $83.3 million, respectively. Of these 44 development property investments with a Profits Interest, two opened for leasing in 2017, eight opened during the first nine months of 2018, eight opened during the remainder of 2018, and many of the remaining investments were partially constructed during late 2018 and into 2019. The construction progress and deliveries of these on-balance sheet investments contributed to fair value appreciation in the nine months ended September 30, 2019 in excess of that recognized in the nine months ended September 30, 2018. In addition, market interest rate decreases resulted in significant fair value appreciation of the debt component of our investments in 2019.

The $0.4 million and $1.4 million of equity in earnings from unconsolidated real estate venture in the nine months ended September 30, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the nine months ended September 30, 2019 and 2018 was $5.5 million and $1.5 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	September 30, 2019	September 30, 2018
Net income attributable to common stockholders	$5,797	$11,174
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	549	385
Plus: depreciation and amortization on real estate assets	1,372	854
Plus: depreciation and amortization on SL1 Venture real estate assets	82	-
Plus: other expenses	268	-
Adjusted Earnings	$10,193	$14,538

	Nine months ended
	September 30, 2019	September 30, 2018
Net income attributable to common stockholders	$22,658	$19,150
Plus: stock dividends to preferred stockholders	6,375	6,375
Plus: stock-based compensation	1,596	1,507
Plus: depreciation and amortization on real estate assets	3,491	2,443
Plus: depreciation and amortization on SL1 Venture real estate assets	219	-
Plus: other expenses	268	290
Adjusted Earnings	$34,607	$29,765

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

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Nine months ended September 30,
	2019	2018
Net income	$37,941	$32,115
Adjustments to reconcile net income to net cash used in operating activities:	(46,750)	(36,627)
Net cash used in operating activities	(8,809)	(4,512)
Net cash used in investing activities	(136,367)	(205,672)
Net cash provided by financing activities	143,422	205,831
Change in cash and cash equivalents	$(1,754)	$(4,353)

Cash decreased $1.8 million during the nine months ended September 30, 2019 as compared to a decrease in cash of $4.4 million during the nine months ended September 30, 2018. Net cash used in operating activities for the nine months ended September 30, 2019 and 2018 was $8.8 million and $4.5 million, respectively. The primary components of cash used in operating activities during the nine months ended September 30, 2019 were net income adjusted for non-cash transactions of $7.5 million and the change in cash from working capital of $1.7 million, offset by $0.3 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the nine months ended September 30, 2018 were net income adjusted for non-cash transactions of $5.7 million, offset by $0.6 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.6 million.

Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 was $136.4 million and $205.7 million, respectively. For the nine months ended September 30, 2019, the cash used for investing activities consisted primarily of $129.3 million to fund investments, $10.3 million to purchase the developers’ interest in three of our development property investments and our all five of our bridge investments,  $1.3 million in capital additions to our self-storage real estate owned, offset, in part, by $3.8 million in return of capital from the SL1 Venture. For the nine months ended September 30, 2018, the cash used for investing activities consisted primarily of $208.5 million to fund investments, $4.8 million to fund other loans, $13.1 million to purchase additional interests in five of our development property investments and capital additions to those properties, $2.0 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $1.9 million, cash received of $0.6 million related to proceeds received from the settlement of profits interest as a result of the sale of the asset underlying our Tampa 1 development investment, a net inflow of $2.3 million for advancements made on behalf of the SL1 Venture, and $18.1 million from repayments of development property investments, operating property loans and other loan investments.

Net cash provided by financing activities for the nine months ended September 30, 2019 totaled $143.4 million and primarily related to $124.3 million of net proceeds received from the Credit Facility, $34.6 million of net proceeds from common stock issuances, $16.0 million of net proceeds received from term loans, offset, in part, by $30.9 million of dividends paid. For the nine months ended September 30, 2018, net cash provided by financing activities totaled $205.8 million and primarily related to $122.4 million of net proceeds from preferred stock issuances, $81.8 million of net proceeds from common stock issuances, $24.6 million of net proceeds received from term loans, offset by a net outflow of $0.7 million related to draws and the subsequent repayment on the Credit Facility, $0.7 million repayment of our senior loan participation, $0.3 million of stock repurchases, and $21.2 million of dividends paid

Liquidity Outlook and Capital Requirements

Remaining unfunded commitments of $167.9 million, including non-cash interest reserves of approximately $35.8 million, related to our investment portfolio and SL1 Venture are estimated to be funded on the following schedule:

Future Fundings for Investments	2019	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$31,591	$103,218	$26,893	$2,118	$4,067	$167,887

We expect to fund the remaining unfunded commitments primarily with cash on hand, borrowings under our Credit Facility, and future issuances of common stock.

As of September 30, 2019, we have $7.0 million of cash on hand and $110.0 million of remaining capacity under our Credit Facility, assuming we are able to access the full borrowing base availability. In addition, we have a $165.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

•	Refinancing of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party, and
•	Additional common stock issuances.

We believe that the sources of capital discussed above will provide us with adequate liquidity to fund our operations and investment activities for at least the next 12 months. However, we can provide no assurances that we will have access to all of the sources noted above. Additionally, until we negotiate an internalization transaction or other agreement with the Manager, and such transaction or other agreement is announced, we will not have access to the public equity capital markets. We can provide no assurance that internalization will occur at this time.

Credit Facility

On December 28, 2018, we entered into an amendment and restatement of the Credit Facility to, among other things allow up to $235 million of borrowings and an accordion feature permitting expansion up to $400 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of October 31, 2019, we had $148.0 million outstanding of our  $198.5 million in total availability under the Credit Facility.

During the remainder of 2019 and in 2020, we believe we will have substantial opportunities for new investments, consisting primarily in the buyout of developers’ interests in self-storage facilities we have financed. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans, procure the Credit Facility, and enter into term loan debt. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

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

Common Stock ATM Program

On April 5, 2017, we entered into the ATM Program with an aggregate offering price of up to $50.0 million. On December 7, 2018, we entered into a new equity distribution agreement with an aggregate offering price under the new ATM Program of up to $75.0 million. Since the inception of the ATM Program and our previous ATM Program, we have sold an aggregate of 3,966,123 shares of common stock at a weighted average price of $21.48 per share, receiving net proceeds after commissions and other offering costs of $83.0 million. We do not currently have an active ATM Program.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from our IPO and concurrent private placement, which were consummated on April 1, 2015, proceeds from the issuance of our Series A Preferred Stock, proceeds from three follow-on public offerings of common stock, which were consummated on December 13, 2016, June 27, 2017, and June 14, 2018, proceeds received from sales of shares from time to time under the ATM Programs and proceeds from the issuance of our Series B Preferred Stock. At September  30, 2019, we had total indebtedness of $97.0 million, or 13.8% of total assets. During the remainder of 2019, we expect to continue to primarily utilize borrowings under our Credit Facility to fund our operations and our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the three months following each date of determination and (b) $50 million for the period between December 31, 2018 and December 31, 2019 or on and after January 1, 2020, liquidity of no less than the greater of (a) future funding commitments of us and our subsidiaries for the six months following each date of determination and (b) $50 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of September 30, 2019  (dollars in thousands):

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$-	$166,175	$-	$-	$-	$166,175

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.25% to 3.25%.

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of September 30, 2019:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.2925%	2.25%	4.5425%	6/3/2019	8/1/2021
Term Loan under interest rate swap	7,087	1.6025%	2.25%	3.8525%	8/13/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	125,000	2.0955%	3.154%	5.2495%	6/25/2019	12/28/2021
	$166,175
(1)	The effective interest rate represents the average on the underlying variable debt unless the cap rate of LIBOR plus 2.50% is reached.

At September 30, 2019, we had $167.6 million of unfunded loan commitments related to our investment portfolio and $0.3 million related to the SL1 Venture. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed. At September 30, 2019, we had $2.4 million of unfunded loan commitments related to our other assets.

As of September 30, 2019, we had unrestricted cash of approximately $7.0 million.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended September 30, 2019, we declared a cash dividend to our stockholders of $0.35 per share, payable on October 15, 2019 to stockholders of record on October 1, 2019. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2019	December 31, 2018
Up 25 basis points	$(2.1)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.2	2.0

Up 50 basis points	(4.2)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.5	4.1

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2019	December 31, 2018
Up 25 basis points	$(9.0)	$(8.9)
Down 25 basis points	9.8	9.8

Up 50 basis points	(17.1)	(17.0)
Down 50 basis points	20.7	20.5

Interest Rate Risk

As of September 30, 2019, the effect of our hedge agreements was to fix the interest rate on our $41.2 million variable rate term loans and our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of September 30, 2019, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	September 30, 2019
Up 100 basis points	$0.7
Down 100 basis points	(1.3)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended September 30, 2019:	Purchased	Per Share	Programs	(dollars in thousands)
July 1-July 31	-	$-	-	$6,848
August 1-August 31	-	-	-	6,848
September 1-September 30	-	-	-	6,848
Total	-	$-	-	$6,848
(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

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

JERNIGAN CAPITAL, INC.

Date: November 1, 2019	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2019	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)