Form 10-K
period 2019-12-31
Jernigan Capital, Inc.
filed 2020-02-27
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001‑36892

JERNIGAN CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	47‑1978772
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6410 Poplar Avenue, Suite 650
Memphis, Tennessee	38119
(Address of principal executive offices)	(Zip Code)

(901) 567‑9510

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	JCAP	New York Stock Exchange
7.00% Series B Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value	JCAP PR B	New York Stock Exchange

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

As of June 30, 2019 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $434,182,415, based on the closing sales price per share of $20.50 as reported on the New York Stock Exchange.

On February 26, 2020, the registrant had a total of 23,273,785 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders scheduled to be held on or about April 28, 2020 are incorporated by reference into Part III of this annual report on Form 10‑K. The registrant expects to file its Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after December 31, 2019.

FORWARD LOOKING STATEMENTS

We make statements in this Annual Report on Form 10‑K that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance, and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” in this report and in other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), which factors include, without limitation, the following:

•	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to acquire our developers’ interests on favorable terms;
•	our ability to complete construction and obtain certificates of occupancy for self-storage development projects in which we invest;
•	the future availability for borrowings under our credit facility (including borrowing base capacity, compliance with covenants and the availability of the accordion feature);
•	availability, terms and our rate of deployment of equity and debt capital;
•	our ability to hire and retain qualified personnel;
•	our ability to recognize the anticipated benefits from the internalization of our manager;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value;
•	potential limitations on our ability to pay dividends at expected rates or other changes to our dividend rate;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
•	general volatility of the capital markets and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in other filings we make with the SEC from time to time.

The following description of the business of Jernigan Capital, Inc. should be read in conjunction with the information included elsewhere in this annual report on Form 10‑K for the year ended December 31, 2019 (“report”). Unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “our Manager” refers to JCAP Advisors, LLC, a Florida limited liability company.

PART I

ITEM 1. BUSINESS

General

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within the top 50 United States metropolitan statistical areas (“MSAs”). Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include wholly-owned self-storage facilities as well as mortgage loans typically coupled with equity interests.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities primarily in urban submarkets. A majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are typically structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a right of first refusal (“ROFR”) to acquire the self-storage facility upon sale.

Additionally, in March 2018 we closed a bridge financing investment consisting of five separate loans with an aggregate commitment amount of $83.3 million secured by first mortgages with equity participations and ROFRs on five self-storage properties in the Miami, Florida MSA that are in lease-up. We refer to this investment herein as a “Bridge Investment.” On September 17, 2019, we acquired 100% of the membership interests in the limited liability companies that own the underlying self-storage facilities of these Bridge Investments, and we now wholly own and consolidate these properties in the accompanying consolidated financial statements and no longer have any bridge investments outstanding.

Our primary strategy moving forward is to continue to acquire 100% ownership of a majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. As of December 31, 2019, we owned 100% of the membership interests in the LLCs that own fifteen facilities and fully consolidate these facilities in the accompanying consolidated financial statements. Subsequent to December 31, 2019, we acquired 100% of the membership interests in the LLCs that own nine additional self-storage facilities.

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

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our revolving credit facility with KeyBanc Capital Markets, Inc., as lead arranger and the other lenders party thereto (the “Credit Facility”) and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. We have also used proceeds from the sale of senior participations and the sale of our Series A

Preferred Stock (the “Series A Preferred Stock”) pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) between us and funds managed by Highland Capital Management, L.P., pursuant to which we issued $125 million of Series A Preferred Stock and the sale of our Series B Preferred Stock (the “Series B Preferred Stock”). We also have an effective shelf registration statement on Form S-3 on file with the SEC registering the future sale from time to time of up to $500.0 million of our securities. We have an ATM Program pursuant to which we may issue up to $100 million in shares of our common stock. As of the date of this Annual Report on Form 10-K, we have approximately $80.9 million available for issuance under our ATM Program. As of December 31, 2019, we have remaining unfunded commitments under our development investments of approximately $136.1 million, including non-cash interest reserves of approximately $30.3 million. As of December 31, 2019, we have $3.3 million of cash on hand and $73.0 million of remaining capacity under our Credit Facility, assuming we are able to access the full borrowing base availability. In addition, we have a $165.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

•	Refinancing of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party, and
•	Additional common stock issuances.

However, we can provide no assurances that we will have access to all of the sources noted above.

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement (the “JV Agreement”) of Storage Lenders LLC, a Delaware limited liability company, to form a real estate venture (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman Capital Management LLC (“Heitman”). The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million. In January 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partners in the LLCs that own the Jacksonville, Atlanta 1, Atlanta 2, and Denver development properties. In November 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partner in the LLC that owns the Raleigh development property. The SLI Venture now owns 100% of the membership interests in the LLCs that own these five facilities.

Prior to February 20, 2020, we were externally managed and advised by JCAP Advisors, LLC (the “Manager”). The Manager was led by our founder and former Executive Chairman, Dean Jernigan, our Chief Executive Officer (“CEO”), John A. Good, and our President and Chief Investment Officer (“CIO”), Jonathan Perry. On February 20, 2020, our common stockholders voted to approve the internalization of management pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated as of December 16, 2019. Later on February 20, 2020, we closed the internalization described in the Purchase Agreement, resulting, among other things, in the Operating Company acquiring substantially all of the operating assets and liabilities of the Manager and each of the employees of the Manager became an employee of the Company. As of February 20, 2020, we are an internally advised REIT.

We are a Maryland corporation that was organized on October 1, 2014 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, (“the Code”) as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940 (“the 1940 Act”).

Internalization

On December 16, 2019, the Company, the Operating Company, the Manager, Dean Jernigan, John A. Good and Jonathan Perry entered into a Purchase Agreement providing for the acquisition by the Operating Company of substantially all of the operating assets and liabilities of the Manager (the “Internalization”). A special committee of the Board, consisting solely of all of the independent and disinterested directors (the “Special Committee”), negotiated the terms of the Internalization on behalf of the Company and the Operating Company. The Purchase Agreement and the Internalization were unanimously approved by the Special Committee, and, upon recommendation by the Special

Committee, by the Company’s Board of Directors. On February 20, 2020, the Company held a special meeting of common stockholders, at which the Company’s common stockholders approved the proposal necessary for the completion of the Internalization.

On February 20, 2020, the Company completed the Internalization pursuant to the Purchase Agreement, and the Operating Company issued to the Manager 1,794,872 common units of limited liability company interest in the Operating Company (“OC Units”). In addition, if either (a) the Company’s common stock trades at or above a daily volume weighted average price of $25.00 per share for at least 30 days during any 365-day period prior to December 31, 2024 or (b) there is a change of control of the Company (as defined in the Purchase Agreement) prior to December 31, 2024 that is approved by the Company’s board of directors and the common stockholders of the Company, the Operating Company will issue an additional 769,231 Common OC Units (the “Earn Out Units”) to the Manager. The OC Units issued in the Internalization are Class B OC Units, so the initial distributions payable on the OC Units issued in the Internalization will be prorated for the number of days during the initial distribution period that such OC Units are outstanding. The Class B Common OC Units are otherwise identical to Class A OC Units and will automatically convert to Class A OC Units following the initial distribution period.

Upon completion of the Internalization, the Company’s current employees, who were previously employed by our former Manager, became employed by the Company and the functions previously performed by the Manager were internalized by the Company. As an internally managed company, the Company will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

Investment Strategy

We target investments in newly developed self-storage facilities primarily in the top 50 United States MSAs as delineated by the U.S. Office of Management and Budget. We believe these markets are more likely to produce higher long-term investment returns to our stockholders because:

•	they have consistently demonstrated strong long-term self-storage industry fundamentals compared to other markets;
•	they have higher growth rates and rates of inward migration than other markets;
•	they have demonstrated increased movement (especially by millennials) into smaller dwelling units, creating additional demand for self-storage units;
•	they are able to support quicker absorption of increased available units from new development than smaller markets;
•	they have traditionally generated more predictable and stable cash flows and have a higher degree of liquidity; and
•	newly developed self-storage facilities have historically produced higher returns than acquisitions of older facilities.

We seek to directly originate and structure our target investments utilizing the contacts and self-storage knowledge and experience of our management team, which enables us to: (1) originate broad and adaptable investments that meet the specific needs of our customers and meet our requirements for qualification as a REIT and exclusion from the definition of an investment company under the 1940 Act; (2) have direct access to project developers and enhance our underwriting, structuring and due diligence processes; (3) provide meaningful insight to our customers’ pro forma capital structures, construction budgets, projections and operational decisions; (4) earn structuring and origination fees; and (5) purchase interests of developers in off-market transactions at attractive prices. We believe that our industry knowledge and direct, active engagement with project developers allow us to better monitor investment performance and reduce the risk of loss of principal on our investments.

We often purchase developers’ interests in the development properties in which we have co-invested. Generally, our development property investment documents require that self-storage facilities we finance be operated for two years following opening before the developers can market and sell such facilities to third parties; however, during that two-year timeframe,  our developer partners may seek to sell their interests to us. At such time, we are free to accept, reject and/or negotiate any such offer. We have not typically initiated these transactions; rather, such a buy-out transaction is usually initiated by the developer. To date, developers of 24 projects have sold their interests to us in such privately negotiated transactions.

In addition, we possess a ROFR to purchase the underlying self-storage facility in the majority of our development property investments. Our ROFR is typically triggered when the owner of a self-storage facility obtains from an unrelated third party a firm offer for the purchase of the facility that such owner desires to accept. After receipt of notice of such offer, we typically have 10 to 15 business days to exercise our right to purchase the project at the price and on the terms set forth in the bona fide third party offer. Following our exercise of our ROFR, we typically have a 20 to 30 business day inspection period, and we may cancel our exercise of our ROFR prior to the end of such inspection period. After expiration of the inspection period, we will close the purchase of the self-storage facility. Our out-of-pocket funds to close the purchase of a facility acquired by our exercise of our ROFR will typically be the contract purchase price less mortgage debt and less any Profits Interest we have with respect to the facility. In a situation where we continue to hold the debt on the facility, our out-of-pocket funds to close would typically be approximately equal to the owner’s equity and owner’s share of  profit on the sale of the facility. We expect to exercise ROFRs to purchase self-storage facilities we have financed, subject to our ability to obtain financing.

The majority of investments we originate are in principal amounts ranging from $5 million to $15 million.

Target Investments

We focus primarily on originating the following types of investments:

•

Development Property Investments: These investments are intended to finance ground-up construction of self-storage facilities or major self-storage conversion or redevelopment opportunities generally in the top 50 MSAs. These investments are typically funded over a 12 to 30 month period as the developer completes the project. After an initial advance at closing, typically between a nominal amount and 5% to 10% of our committed investment, funding of construction draws typically commences 90 to 120 days following the loan closing, subject to the timing of building permits, which sometimes take up to 180 days or more following closing. Our development investments typically have been structured as first mortgage loans on the development projects, generally with terms of 72 months, interest-only at a fixed interest rate of 6.9% per annum, and provide us with 49.9% Profits Interests in the property-owning entities, entitling us to 49.9% of operating and residual cash flows (including sale and refinancing proceeds after debt repayment). We generally provide between 90% and 97% of the cost to develop and construct new development projects, with cost being inclusive of land acquisition, design and other soft costs, hard costs, a developer’s fee and operating and interest reserves designed to fund the project until it is earning enough cash flow to cover all costs, including interest on our investment. As of December 31, 2019,  five of our development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project. We may make additional preferred equity investments such as this in the future.

•

Wholly-Owned Property Investments: In connection with our development property investments and bridge investments, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties. Our development property investment documents generally require that the developer operate the facility for two years after it opens for business prior to marketing and selling the property to a third-party; however, during that two-year timeframe, our developer partner may seek to sell its interest in a project to us. Our wholly-owned properties are managed by third-party professional managers, such as CubeSmart, Extra Space Storage, Life Storage and Public Storage. See “—Operations Strategy—Property Management and Operations.”

In addition to our primary focus, we occasionally and selectively will originate land loans and credit lines to facilitate a development property investment. These loans are intended for borrowers who are typically seeking short-term capital to be used in an acquisition, refinancing, recapitalization or repositioning of a given facility, portfolio or partnership interest or pursuit of development sites. These loans typically have maturities of three years or less. We will provide land loans only if secured by a first mortgage on a self-storage site that has proper zoning and an acceptable environmental condition and only to borrowers who intend to refinance such land loans with development investments made by us. Repayment of such loans is typically personally guaranteed by the prospective developer of the project. These loans have been, and we expect them to continue to be, an insignificant part of our business. These loans are accounted for at historical cost and are not subject to fair value adjustments.

The following table summarizes certain targeted characteristics of our development property investment portfolio:

		Loan-to-Cost ("LTC")/	Average			Right of
		Loan-to-Value ("LTV")	Term		Profits	First
	Description / Type	Range	(Years)	Funding Schedule	Interest	Refusal
Development	•Ground-up construction	Between 90% and 97% LTC	4-6	0-30% funded at origination;	Yes	Yes
Property	•Major redevelopment			balance funded on
Investments				9-24 month draw schedule

Investment Activity

Overview of total investment activity

As of December 31,  2019, our self-storage investment portfolio consisted of 15 wholly-owned self-storage facilities (one of which was placed into service on February 10, 2020), 50 on-balance sheet development property investments with a Profits Interest (33 of which are secured by facilities in lease-up and 17 of which are secured by facilities under construction), six development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up),  and five self-storage facilities wholly-owned by the SL1.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment (in thousands)
On-balance sheet
Wholly Owned Assets	15	14	1	1,102,769	$208,013
Development Property Investments	50	33	17	4,064,792	$608,851
Joint Venture
Wholly Owned Assets	5	5	0	371,465	$5,726
Development Property Investments	6	6	0	457,284	$5,897

On-balance sheet investment activity

Our on-balance sheet self-storage investments at December 31, 2019 consisted of the following:

•

Wholly-Owned Property Investments – As of December 31, 2019, we had acquired 100% of the membership interests in the LLCs of 15 of our previous development property investments, resulting in the ownership of 15 self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,829	$(1,532)	$14,297	93,965	46	89.4%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(1,100)	10,564	59,848	42	89.7%
Atlanta 2	5/24/2016	2/2/2018	11,859	(935)	10,924	66,187	45	81.0%
Atlanta 1	5/25/2016	2/2/2018	13,198	(953)	12,245	71,718	45	86.0%
Pittsburgh	5/11/2017	2/20/2018	10,076	(509)	9,567	47,828	33	49.9%
Charlotte 1	8/18/2016	8/31/2018	12,781	(903)	11,878	86,750	42	64.1%
New York City 1	9/29/2017	12/21/2018	25,950	(1,490)	24,460	105,272	29	72.6%
New Haven	12/16/2016	3/8/2019	11,053	(648)	10,405	64,225	38	78.7%
Miami	(3)	7/2/2019	20,361	-	20,361	69,823	0	0.7%
Jacksonville 2	3/27/2018	8/16/2019	11,607	(234)	11,373	70,255	23	71.0%
Miami 4	10/9/2016	9/17/2019	24,187	(525)	23,662	74,685	40	90.1%
Miami 5	8/13/2018	9/17/2019	15,179	(192)	14,987	77,075	18	60.4%
Miami 6	8/12/2016	9/17/2019	20,076	(417)	19,659	76,765	42	85.8%
Miami 7	3/26/2018	9/17/2019	21,544	(314)	21,230	86,450	23	65.1%
Miami 8	12/12/2016	9/17/2019	15,572	(340)	15,232	51,923	38	91.1%
Total Owned Properties			$240,936	$(10,092)	$230,844	1,102,769	34	71.9%	(4)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of February 23, 2020.
(3)	As of December 31, 2019, this facility had not been placed into service. The facility was placed into service on February 10, 2020.
(4)	Average weighted based on NRSF.

•

Development Property Investments - We had 50 investments totaling an aggregate committed principal amount of approximately $608.9 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of December 31, 2019, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019. The fair value of the investment as of December 31, 2019 is $11.8 million.

The Company has also commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019. The fair value of the investment as of December 31, 2019 is $17.8 million.

As of December 31, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $358.3 million and outstanding principal was $337.3 million, as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment (1)	Value	(NRSF) (2)	Opened	Open (3)	Occupancy (3)
7/2/2015	Milwaukee 420 W St Paul Ave	$7,650	$7,648	$2	$8,884	81,489	10/9/2016	40	75.5%
10/27/2015	Austin 251 North A W Grimes Blvd	8,658	8,136	522	8,099	77,234	3/16/2017	35	87.1%
8/14/2015	Raleigh 1515 Sunrise Ave	8,792	8,789	3	8,593	60,171	3/8/2018	24	72.2%
1/31/2017	Atlanta 4(8) 4676 S Atlanta Rd	13,678	13,497	181	17,082	104,010	7/12/2018	19	41.4%
2/24/2017	Orlando 3 12709 E Colonial Dr	8,056	7,767	289	9,725	69,645	7/26/2018	19	52.8%
4/20/2017	Denver 2 3110 S Wadsworth Blvd	11,164	11,009	155	12,383	74,307	7/31/2018	19	51.2%
6/29/2017	Boston 1 (4) 329 Boston Post Rd E	-	-	-	3,361	90,553	8/8/2018	19	51.1%
4/14/2017	Louisville 1 (8) 2801 N Hurstbourne Pkwy	8,523	7,552	971	9,550	65,786	8/15/2018	18	48.2%
9/20/2016	Charlotte 2 (8) 1010 E 10th St	12,888	12,677	211	13,984	75,710	8/30/2018	18	50.8%
9/28/2017	Louisville 2 3415 Bardstown Rd	9,940	9,530	410	11,688	76,603	8/31/2018	18	45.5%
6/12/2017	Tampa 4 3201 32nd Ave S	10,266	9,614	652	12,673	72,765	10/9/2018	16	56.7%
5/2/2017	Atlanta 6 (8) 2033 Monroe Dr	12,543	12,025	518	14,744	80,750	10/15/2018	16	39.7%
7/27/2017	Jacksonville 3 2004 Edison Ave	8,096	7,751	345	10,129	68,100	11/6/2018	16	44.8%
6/19/2017	Baltimore 1 (5) 1835 Washington Blvd	10,775	11,010	274	13,581	83,560	11/20/2018	15	34.4%
5/19/2017	Tampa 3 2460 S Falkenburg Rd	9,224	8,326	898	10,086	70,574	11/29/2018	15	48.5%
6/28/2017	Knoxville (8) 130 Jack Dance St	9,115	8,628	487	10,355	72,490	11/30/2018	15	51.6%
2/24/2017	New Orleans 2705 Severn Ave	12,549	12,021	528	14,504	86,545	12/21/2018	14	41.8%
6/30/2017	New York City 2 (5) 465 W 150th St	27,982	28,974	665	31,047	40,951	12/28/2018	14	35.3%
8/30/2017	Orlando 4 9001 Eastmar Commons	9,037	8,107	930	10,251	76,340	1/16/2019	13	46.8%
2/8/2018	Minneapolis 2 3216 Winnetka Ave N	10,543	9,904	639	11,763	83,648	3/14/2019	11	30.9%

12/1/2017	Boston 2 (8) 10 Hampshire Rd	8,771	7,918	853	10,024	76,581	3/19/2019	11	38.3%
2/27/2017	Atlanta 5 (8) 56 Peachtree Valley Rd NE	17,492	17,492	-	19,970	87,100	4/8/2019	11	21.9%
3/30/2018	Philadelphia (5)(6) 550 Allendale Rd	14,338	11,536	3,263	11,807	69,930	4/25/2019	10	29.5%
3/1/2017	Fort Lauderdale (8) 5601 NE 14th Ave	9,952	9,383	569	13,635	80,559	5/2/2019	10	53.2%
5/2/2017	Tampa 2 9125 Ulmerton Rd	8,091	7,644	447	9,196	70,967	5/9/2019	9	40.8%
3/1/2017	Houston (6) 1050 Brittmoore Rd	14,825	14,825	-	17,820	131,345	5/21/2019	9	15.8%
4/20/2017	Denver 1 6206 W Alameda Ave	9,806	9,616	190	10,947	59,524	6/28/2019	8	28.9%
1/18/2017	Atlanta 3 (8) 1484 Northside Dr NW	14,115	13,297	818	16,130	93,283	8/6/2019	7	21.6%
11/21/2017	Minneapolis 1 631 Transfer Rd	12,674	10,684	1,990	12,290	88,898	9/3/2019	6	8.4%
3/15/2019	Stamford (5) 370 West Main St	2,904	3,064	-	4,952	38,650	10/24/2019	4	17.1%
5/23/2018	Kansas City 510 Southwest Blvd	9,968	8,235	1,733	9,663	76,822	12/12/2019	2	5.7%
4/6/2018	Minneapolis 3 101 American Blvd West	12,883	10,337	2,546	12,043	87,375	12/13/2019	2	3.7%
6/7/2018	Orlando 5 7360 W Sand Lake Rd	12,969	10,340	2,629	11,780	75,736	12/27/2019	2	5.5%
Total Completed Development Investments		$358,267	$337,336	$23,718	$402,739	2,548,001		14	38.6%	(7)
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

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of February 23, 2020.
(4)	This loan was repaid in full through a refinancing negotiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(5)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

(6)	The Company has commenced foreclosure proceedings against the borrower.
(7)	Average weighted based on NRSF.
(8)	During February 2020, the Company purchased its partner’s 50.1% Profits Interest in these investments

As of December 31, 2019, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was still under construction was approximately $250.6 million and outstanding principal was $141.3 million, as described in more detail in the tables below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (2)
9/14/2017	Los Angeles 1 959 W Hyde Park Blvd	28,750	10,157	18,593	10,347	120,038	Q2 2020	Q3 2021
9/14/2017	Miami 1 4250 SW 8th St	14,657	12,618	2,039	13,373	69,175	Q2 2018	Q2 2020
10/12/2017	Miami 2 (3) 880 W Prospect Rd	9,459	1,494	8,045	1,280	58,000	Q2 2020	Q2 2021
10/30/2017	New York City 3 (3) 5203 Kennedy Blvd	15,301	6,776	8,822	6,383	68,660	Q4 2017	Q2 2021
11/16/2017	Miami 3 (3) 120-132 NW 27th Ave	20,168	12,086	8,413	12,898	96,295	Q4 2018	Q2 2020
12/15/2017	New York City 4 6 Commerce Center Dr	10,591	6,705	3,886	7,528	78,325	Q2 2018	Q2 2020
12/27/2017	Boston 3 19 Coolidge Hill Rd	10,174	2,757	7,417	2,674	62,700	Q2 2020	Q2 2021
12/28/2017	New York City 5 375 River St	16,073	13,817	2,256	16,373	90,700	Q4 2018	Q1 2020
5/1/2018	Miami 9 (3) 10651 W Okeechobee Rd	12,421	3,560	9,006	3,427	70,538	Q2 2020	Q2 2021
5/15/2018	Atlanta 7 2915 Webb Rd	9,418	6,563	2,855	7,683	76,519	Q3 2018	Q1 2020
6/12/2018	Los Angeles 2 (3) 7855 Haskell Ave	9,298	9,173	649	9,403	116,022	Q1 2020	Q1 2021

11/16/2018	Baltimore 2 8179 Ritchie Hwy	9,247	757	8,490	709	61,750	Q2 2019	Q1 2021
3/1/2019	New York City 6 435 Tompkins Ave	18,796	3,168	15,628	3,122	76,250	Q2 2020	Q1 2021
4/18/2019	New York City 7 (3) 14 Merrick Rd	23,462	7,304	16,287	7,067	95,331	Q3 2019	Q4 2020
5/8/2019	New York City 8 (3) 74 Bogart St	21,000	21,945	-	22,359	193,763	Q1 2020	Q4 2021
7/11/2019	New York City 9 (3) 74-16 Grand Ave	13,095	13,526	-	13,489	105,950	Q1 2020	Q2 2021
8/21/2019	New York City 10 (3) 1401 4th Ave	8,674	8,892	-	8,830	76,775	Q3 2019	Q2 2021
Total Development Investments in Progress		$250,584	$141,298	$112,386	$146,945	1,516,791
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)

Estimated C/O dates represent the Company’s best estimate as of December 31, 2019 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.

(3)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

Real estate venture activity

As of December 31, 2019, the SL1 Venture wholly owned the five self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,602	$(1,111)	$15,491	80,621	31	80.9%
Atlanta 2	9/14/2017	1/28/2019	10,850	(539)	10,311	70,089	29	73.1%
Denver	12/14/2017	1/28/2019	16,470	(824)	15,646	85,500	26	60.4%
Atlanta 1	4/12/2018	1/28/2019	13,283	(545)	12,738	71,147	22	57.5%
Raleigh	6/8/2018	11/7/2019	9,684	(96)	9,588	64,108	21	58.2%
Total Owned Properties			$66,889	$(3,115)	$63,774	371,465	26	66.3%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of February 23, 2020.
(3)	Average weighted based on NRSF.

As of December 31, 2019, the SL1 Venture had six development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

	Location			Remaining
	(MSA)		Funded	Unfunded	Fair	Size	Date	Months	% Physical
Closing Date	Address	Commitment	Investment	Commitment(1)	Value	(NRSF)(2)	Opened	Open (3)	Occupancy(3)
9/28/2016	Columbia 401 Hampton St	$9,199	$9,073	$126	$10,445	70,935	8/23/2017	30	73.5%
4/15/2016	Washington DC (4) 1325 Kenilworth Ave NE	-	-	-	3,339	90,295	9/25/2017	29	72.9%
5/14/2015	Miami 1 490 NW 36th St	13,867	13,114	753	16,222	75,770	2/23/2018	24	72.9%
9/25/2015	Fort Lauderdale 812 NW 1st St	13,230	12,899	331	17,156	87,384	7/26/2018	19	57.0%
5/14/2015	Miami 2 1100 NE 79th St	14,849	14,519	330	16,588	73,890	10/30/2018	16	68.7%
7/21/2016	New Jersey 6 Central Ave	7,828	7,357	471	9,036	59,010	1/24/2019	13	54.6%
Total Completed Development Investments		$58,973	$56,962	$2,011	$72,786	457,284		22	66.9% (5)
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

(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	As of February 23, 2020.

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

On January 28, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLCs that owned the Atlanta 1, Jacksonville, Atlanta 2, and Denver development property investments with a Profits Interest for an aggregate purchase price of $12.1 million. These purchases increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. On February 27, 2019, the SL1 Venture closed on a $36.1 million term loan secured by these four properties. On November 7, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLC that owned the Raleigh development property investment with a Profits Interest. The SLI Venture now owns 100% of the membership interests in the LLCs that own these five facilities.

Operations Strategy

We believe our ability to capitalize on the self-storage industry reputation, relationships, market knowledge and expertise of our management team provides us with substantial benefits in sourcing, underwriting and evaluating attractive investments, executing such investments quickly and effectively, and managing our assets. Our management team is responsible for administering our business activities and day-to-day operations, including sourcing and originating investment opportunities, providing underwriting services, processing approvals for all loans, acquisitions and other investments in our portfolio and negotiating the terms of any purchase of an investment counterparty’s interest in a self-storage facility. Our Investment Committee, currently consisting of Messrs. Good and Perry, reviews all investments to determine whether they meet our investment guidelines and are otherwise appropriate for our portfolio. The following is a description of the key elements of our business operations:

Investment Origination

We utilize the self-storage industry knowledge and relationships of our management team to originate a substantial majority of our investments. Six of our 16 employees, including Messrs. Good and Perry, are actively engaged in the origination process. Our management team leverages contacts with self-storage facility owners, developers, national commercial real estate brokers, commercial mortgage loan brokers, financial institutions and other persons with an active presence in the self-storage industry in the United States seeking investment opportunities. Each employee responsible for originating investments has the self-storage industry knowledge, real estate and finance expertise to determine what investment structure best meets the needs of our partner and the optimal structure of a financing solution. We believe the self-storage industry experience, knowledge and relationships of our management team uniquely position us to significantly grow our investment portfolio.

Underwriting

Each of our employees who originate investment opportunities evaluates such opportunities in accordance with specific underwriting guidelines, policies and procedures in order to determine suitability for both our partner and our portfolio. We perform underwriting due diligence on all proposed transactions prior to investment approval and commitment.

In general, our underwriting guidelines require evaluation of the following factors, as appropriate:

•	the character, integrity and background of the developer/owner of the project;
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

Investment Approval Process

Our team completes the rigorous underwriting process described above prior to submitting proposals to our Investment Committee for final approval. After a proposed investment is underwritten, a detailed written investment memorandum and financial summary is prepared. The memorandum includes a description of the prospective investment counterparty and project, demographic and competitive information about the project, a description of the site and the self-storage facility located or to be located on the site, the proposed use of investment proceeds, and an analysis of favorable investment factors and key risk factors. In addition, the presentation provides net operating income projections, development and investment yields, competitive data and coverage ratios. Where the investment involves an operating property (for example, bridge investments or outright purchases), the memorandum contains information regarding physical condition and operations. Each transaction is presented for approval to our Investment Committee, which consists of Messrs. Good and Perry. All transactions require the approval of all members of our Investment Committee. In addition, the approval of our Board of Directors is required if more than 20% of our equity, determined as of the date of such investment, will be invested in any single project.

Following the approval and closing of any transaction, our investment management group provide customary monitoring and servicing to assure that contract terms have been satisfied and that the project is being managed appropriately.

Investment Processing and Servicing

We service all of our development property investments with an internal investment management team. Our investment management team is assisted in servicing development property investments, including processing construction draw requests, by a nationally known construction consultant. The responsibilities of our investment management team include:

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

Property Management and Operations

Our developer partners manage the ownership entity for each project they develop; however, we require each self-storage facility that is the subject of a development property investment to be operationally managed by a professional self-storage manager, which we define as a manager who (i) has a presence on the first page of Google in the facility’s market, (ii) runs a professional and adequately staffed call center, and (iii) maintains a state-of-the-art revenue management function staffed by experienced professionals utilizing the most current technology. We also utilize professional self-storage managers for all wholly-owned self-storage facilities. We believe the benefits of professional third-party management include:

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

As of December 31, 2019, our developer partners in 52 out of our 56 development property investments (including those made by our SL1 Venture) have selected CubeSmart as the third-party manager, one has selected Life Storage, two have selected ExtraSpace Storage and one has selected Public Storage. Fourteen of our wholly-owned facilities are managed by CubeSmart, while one is managed by ExtraSpace.

Once a self-storage facility opens for business, we monitor operational data. We are granted full access to the third-party manager’s property and financial reporting systems with respect to the self-storage facilities such manager manages for us. Our investment management team, consisting of our President and CIO, Senior Vice President of Investment Management, one of our Directors of Operations and our Manager of Portfolio Investments, regularly reviews operating and financial information for our facilities, including property operating budgets, summary rental experience reports, facility leasing dashboards, monthly profit and loss reports and other relevant information. In addition, we have a consulting relationship with the former chief operating officer of a large self-storage REIT pursuant to which he from time to time assists our team in reviewing property operations and makes suggestions for improvements. We share pertinent information with our developers to assist them with solid management practices. We believe that active oversight of property operations is essential to protecting our invested capital, collaborating with our developer partners to optimize profitability, holding our third-party managers accountable for performance and ensuring timely management decisions that maximize the value of our investments.

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

Competition

Our financial results depend, in part, on our ability to make investments and acquire facilities that produce returns at favorable spreads over our cost of capital. In originating or acquiring our target investments, we may compete to a limited degree with other self-storage REITs, primarily including five publicly-traded self-storage REITs (Public Storage, Extra-Space Storage, CubeSmart, Life Storage, Inc. and National Storage Affiliates) as well as several private national self-storage owner-operators, and, with respect to financing transactions, to a greater degree with other commercial mortgage REITs, specialty finance companies, such as business development companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. Current market conditions may attract more competitors, which may increase the competition for sources of financing. An increase in the competition for sources of funding could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock.

In the face of this competition, we believe our self-storage industry expertise provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. This expertise enables us to compete more effectively for attractive investment opportunities. Moreover, we believe many traditional institutional investors do not possess the self-storage industry knowledge or experience to appropriately assess the riskiness of investments in self-storage facilities, and, accordingly, such investors may not compete effectively on pricing and terms for self-storage investments we originate. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see “Item 1A. Risk Factors— We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities”.

Employees

We currently have 16 employees who provide services to the Company, all of which are full-time employees.

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

We are organized as a holding company that conducts its businesses primarily through wholly- and/or majority-owned subsidiaries. We conduct our operations so that we and the Operating Company do not hold “investment securities” in excess of 40% of the value of our Operating Company’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. The securities issued by any wholly-owned or majority-owned subsidiaries that we have formed or may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (as determined under the 1940 Act) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily, propose to engage primarily, or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly- and majority-owned subsidiaries, we are and continue to be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of our holdings in investment securities exceeds 40% of our total assets on an unconsolidated basis, or if we or our subsidiaries fail to maintain another exception or exemption from the 1940 Act (see below), we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company under the 1940 Act, any of which could negatively affect our business, the value of our common stock, the sustainability of our business model, and our ability to make distributions, which also could have an adverse effect on our business and the market price for our shares of common stock. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including restrictions on the ability to use leverage), management, operations, prohibitions on transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that are qualifying interests for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Although we monitor our portfolio periodically and prior to each investment origination or acquisition, there can be no assurance that we will be able to maintain this exemption from registration for these subsidiaries.

In addition, we and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the Investment Company Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

In order to maintain our qualification as a REIT, we are required under the Code to, among other things, distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we are not able to retain significant earnings to fund future capital needs, including our investments in and acquisitions of self-storage facilities, and must rely largely on third-party sources to fund our capital needs. In addition, we have not yet generated sufficient cash flow from operations or investment activities to enable us to cover our distributions to our stockholders and do not expect to do so in the near term. As a result, we are dependent on our Credit Facility, our ability to issue shares of common stock and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders. Our access to third-party sources depends, in part, on:

•

general market conditions, including conditions that are out of our control, such as the U.S. Presidential election and the impact of health and safety concerns, such as the current coronavirus outbreak;

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

The majority of our portfolio investments are recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Currently a majority of our portfolio investments are financial instruments and profits interests that are recorded at fair value and are not publicly traded. Company personnel will perform valuations of our investments in consultation with professionals who provide advice as to methodology and data validity. However, no Company personnel are valuation experts. The fair value of securities and other investments that are not publicly traded may be difficult to determine and may involve substantial judgment on our part. We will value these investments quarterly at fair value, which likely will include use of and reliance on inputs that do not involve market quotations or other objective, transparent or observable characteristics. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Factors that might result in a significantly higher or lower fair value measurement include changes in market yields, discount rates, self-storage project earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), project stabilization dates, prevailing cap rates for self-storage properties, volatility, market conditions, and other events. Our results of operations and the value of our common stock could be adversely affected if the fair value of our investments significantly decreases from period to period or if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods of economic turmoil, such as were experienced during the last financial crisis, making valuations during such times more unpredictable and volatile.

A significant portion of our portfolio is concentrated in the New York City, Atlanta and Miami markets. Adverse economic or regulatory developments in these markets could materially and adversely affect us.

As of December 31, 2019, 21%, 14%, and 6% of the carrying value of our investment portfolio was concentrated in the New York City, Atlanta and Miami MSAs, respectively. In addition, we wholly own six properties in the Miami MSA, two properties in the Atlanta MSA and one in the New York City MSA, and we may acquire additional properties in these markets in the future. As a result of this geographic concentration, our results of operations and the value of our investment portfolio may be disproportionally affected by changes in the condition of the economy in these markets, which exposes us to greater economic risks than if we were invested in a more geographically diverse portfolio. We cannot assure you that these markets will grow or that underlying real estate fundamentals will be favorable to owners and developers of self-storage properties, which could have an adverse effect on our cash flows and the fair value of our investments. Our operations may also be adversely affected if competing properties are built in these markets. We are also susceptible to developments or conditions in these states and/or adverse weather conditions and natural disasters (such as hurricanes, windstorms, tornados, floods and earthquakes). Any such developments or conditions in these markets, or any decrease in demand for self-storage properties resulting from the regulatory environment, business climate or energy or fiscal problems, could materially and adversely affect our financial condition, results of operations, cash flow and cash available for distribution to our stockholders.

We have a substantial amount of indebtedness outstanding, which may expose us to the risk of default under our debt obligations, restrict our operations and our ability to grow our business and revenues and restrict our ability to pay distributions to our stockholders.

As of December 31, 2019, we had an aggregate of approximately $203 million of outstanding indebtedness, including $162 million outstanding under our Credit Facility, all of which is secured by our investment portfolio or our owned self-storage properties. We intend to incur additional debt as we deem necessary to fund investments or acquisitions of additional properties. We may also borrow funds to make distributions to our stockholders in order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes. To the extent that we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through new debt or equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our stockholders. If we are unable to refinance our debt on acceptable terms or at all, we may be forced to dispose of assets at inopportune times or on disadvantageous terms, which could result in losses that have an adverse effect on our ability to grow our business, our financial condition, results of operations and ability to pay distributions to stockholders.

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

As of December 31, 2019, we had $203.2 million of floating-rate indebtedness, $162.0 million of which was outstanding under the Credit Facility. However, as of December 31, 2019, $100.0 million of borrowings under the Credit Facility were subject to an interest rate cap and $41.2 million of term loan borrowings were fixed through interest rate swaps. Further, all future borrowings under the Credit Facility are subject to floating rates. To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, plus a margin, the amount of such costs will depend on a variety of factors, including, without limitation, (a) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (b) the level and movement of interest rates, and (c) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect us.

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

We have entered into interest rate swap and cap agreements to reduce the risks associated with changes in interest rates, and we may seek to engage in additional hedging activity in the future, subject to maintaining our qualification as a REIT. Our hedging activity may vary in scope based on the level and volatility of interest rates, the type of assets held and debt incurred and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Our hedging activity may materially and adversely affect our business. Therefore, while we have entered into such transactions seeking to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges or guaranteed by an exchange or its clearing house and involve risks and costs that could result in material losses.

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

As a result of the foregoing, we may not be able to make distributions in the future, and our inability to make distributions, or to make distributions at expected levels, could result in a decrease in the market price of our common stock

We face risks associated with property acquisitions.

In connection with our development property investments and bridge investments, we have typically received ROFRs to acquire the self-storage facilities underlying our investments. In addition, from time-to-time, our developer partners offer to sell us their interests in projects we finance, providing us the opportunity to be the sole owner of such projects.

We believe that our profitability in the coming years will depend, in large part, on our ability to acquire additional self-storage properties from our developer partners. To date, we have acquired 24 self-storage facilities that we previously financed. Subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders, we intend to continue to acquire self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our developer partners. We can provide no assurances that we will be successful in executing our strategy to acquire additional self-storage facilities from our developers at attractive prices or at all.

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

The acquisitions we consummate could increase our size and may potentially alter our capital structure. Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that acquired properties may fail to perform as expected or we may not be able to acquire properties we wish to because we are unable to obtain financing on attractive terms, or at all. The failure to make such acquisitions or the failure of acquisitions to perform as expected could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

We operate in a competitive market for investment opportunities and competition may limit our ability to originate or acquire desirable investments in our target investments and could also affect the pricing of these securities.

Several entities compete with us for the types of investments that we seek to make. Historically, our profitability has depended and, to some extent, will continue to depend on our ability to originate or acquire our target investments on attractive terms. In originating or acquiring our target investments, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Many of our competitors are significantly larger than we are and have considerably greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, deploy more aggressive pricing and establish more relationships than us. Furthermore, competition for our target investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

The results of operations of self-storage properties that we own outright or with respect to which we have made a mortgage loan and own a Profits Interest are dependent on the management experience, skills and attention of third party managers, all of which currently are listed self-

storage REITs that compete with us for customers in the markets in which our properties lie.  Failure of third party managers to devote appropriate attention to properties in which we have an interest, or conflicts between our properties and properties they own or manage for other owners, could adversely affect the operations of our properties and negatively impact the ability of those properties to service debt for which they are pledged or have a material adverse effect on the net operating income of properties that we own outright.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

In the future, we may co-invest with third parties through partnerships, joint ventures or other entities, acquiring noncontrolling interests in or sharing responsibility for developing properties and managing the affairs of a property, partnership, joint venture or other entity. With respect to any such arrangement or any similar arrangement that we may enter into in the future, we may not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflicts of interest. Such investments may also have the potential risk of impasses on decisions, such as a sale or financing, because neither we nor the partner(s) or co-venturer(s) would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, during periods of volatile credit markets, the refinancing of such debt may require equity capital calls.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values would likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing facilities to support the purchase or investment in additional facilities. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on, or material decreases in the fair value of our investments. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in or sell loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

We make debt investments in and own and in the future may own more commercial real estate directly as a result of a default of mortgage or other real estate-related loans or the acquisition of real estate assets from our development borrowers or otherwise. Real estate investments are subject to various risks, including:

•	acts of God, including hurricanes, earthquakes, floods, and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	the impact of health and safety outbreaks or concerns, including the ongoing coronavirus outbreak, on economic conditions generally or the real estate industry specifically;
•	adverse changes in national and local economic and market conditions;
•

changes in governmental laws and regulations, including as a result of potential changes resulting from the upcoming U.S. Presidential election, the Americans with Disabilities Act, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

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

Mortgages on development properties in which we have a preferred equity investment are senior to our preferred equity investments, which will limit our recourse against developers.

As of December 31, 2019, five of our development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, and we may make additional preferred equity investments in the future. Our preferred equity investments will be subordinate to a first mortgage loan procured by the developers from third-party lenders. To date, all of the development properties in which we have a preferred equity interest have procured an aggregate of $147.3 million of committed mortgage debt, and we expect any other property we finance with a preferred equity investment in the future to procure mortgage debt. Unlike our debt investments in development properties, we will not be able to foreclose on a development property if a developer is not making payments as they come due because we will not be the first lien holder on the underlying self-storage properties. As a result, our recourse against developers with delinquent payments will be limited, and we may be unable to recover the full amounts of our preferred equity investments, which could have an adverse effect on our cash flows, results of operations and the fair value of our investments.

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

The revenues from our wholly-owned properties and development investments that are in lease-up are dependent on the ability of our third-party property managers to successfully manage those properties.

Each of our wholly-owned properties and development investments that are in lease-up is, and we expect for the foreseeable future will be, managed by a third-party property manager. We do not control these third-party property managers, and are accordingly subject to various risks associated with outsourcing the management of day-to-day activities. Our revenues from these properties are dependent on the ability of the third-party property manager to successfully manage the property. Such third-party property managers generally compete with other companies in the management of properties, including competing in, among other things, the quality of service provided, reputation, physical appearance of the property, and price and location. The inability of one of our third-party property managers to successfully compete with other companies in one or more of the foregoing areas could reduce the revenues from our properties, which could adversely impact our business, results of operations and financial condition. Additionally, because we do not control our third-party property managers, the occurrence of adverse events such as issues related to insufficient internal controls, cybersecurity incidents or other adverse events may impact our revenues from our wholly-owned properties. We may be unable to anticipate such adverse events or properly assess their magnitude.

The management of the properties underlying our development investments and the properties that we wholly own is currently concentrated in one third-party management company.

As of December 31, 2019, our developer partners in 52 out of our 56 development property investments (including those made by our SL1 Venture) are managed by CubeSmart as the third-party manager. In addition, all seven of our wholly-owned facilities are managed by CubeSmart. This significant concentration of operational risk in a third-party management company makes us more vulnerable economically than if our properties were managed by a more diversified group of self-storage management companies. Any adverse developments in CubeSmart’s business and affairs, financial strength or ability to operate our facilities efficiently and effectively could have a material adverse effect on our business, financial condition, or results of operations and our ability to make distributions to our stockholders. We cannot provide assurance that CubeSmart will satisfy its obligations to us, the SL1 Venture and our respective developer partners or effectively and efficiently operate the properties underlying our investments or our owned properties.

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

While we perform customary environmental due diligence on all of our investments, and while we seek reasonable assurances from our developers about environmental issues, we may be subject to environmental liabilities arising from self-storage facilities that we own or acquire. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

Third-Party Expectations Relating to Environmental, Social and Governance Factors May Impose Additional Costs and Expose Us to New Risks.

There is an increasing focus from certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, tenants and other stakeholders or our initiatives are not executed as planned, our reputation and financial results could be adversely affected.

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

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•	actual or perceived conflicts of interest with individuals, including our executives;
•	equity issuances by us, including issuances of our Series B Preferred Stock, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•

our payment of the redemption price for the Series B Preferred Stock, upon either a redemption at our option on or after July 26, 2024 or, in the event of certain change of control events affecting us, at the option of the holders of the Series B Preferred Stock;

•	loss of a major funding source, including the inability to access our Credit Facility, sell senior participations, or A notes, in certain of our investments, or otherwise;
•	actual or anticipated accounting problems;
•	publication of negative research reports about us, the self-storage sector or the real estate industry;
•	changes in market valuations of similar companies;
•	adverse market reaction to any indebtedness we incur in the future;
•	additions to or departures of key personnel;
•	speculation in the press or investment community;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock and would result in increased interest expenses on our debt;
•	limitations on our ability to pay dividends at historical rates, or at all;
•	failure to maintain our REIT qualification or exemption from the 1940 Act;
•	price and volume fluctuations in the overall stock market from time to time;
•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;
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

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	operating performance of companies comparable to us;
•	short-selling pressure with respect to shares of our common stock or REITs generally;
•	uncertainty surrounding the U.S. economy and increases in interest rates;
•	uncertainty related to and the impact of the results of the upcoming U.S. elections;
•	health and safety concerns such as the recent coronavirus outbreak; and
•	concerns regarding global economic conditions.

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

The holders of our Series A Preferred Stock are entitled to receive a cumulative, quarterly dividend, payable in-kind in shares of our common stock or in shares of our Series A Preferred Stock, at their election. Furthermore, holders of our Series B Preferred Stock have the right to convert their shares into shares of our common stock upon the occurrence of a Change of Control (as defined in the articles supplementary governing our Series B Preferred Stock). In addition, as of the date of this Annual Report on Form 10-K, we have 1,877,398 OC Units outstanding and we may issue additional OC Units from time to time under our Second Amended and Restated 2015 Equity Incentive Plan, in connection with property acquisitions or otherwise. OC Units may be tendered by redemption by the holder thereof for cash, or at our option, a number of shares of common stock equal to the number of OC Units tendered, beginning on the first anniversary of the date of issuance.

In addition, pursuant to the Purchase Agreement, if either (a) the Company’s common stock trades at or above a daily volume weighted average price of $25.00 per share for at least 30 days during any 365-day period prior to December 31, 2024 or (b) there is a change of control of the Company (as defined in the Purchase Agreement) prior to December 31, 2024 that is approved by the Company’s board of directors and the common stockholders of the Company, the Operating Company will issue an additional 769,231 OC Units to the Manager.

Parties who receive OC Units in connection with the internalization transaction have registration rights with respect to the resale of shares of our common stock issuable upon redemption of such OC Units. We cannot predict the effect, if any, of future sales of the common stock issuable upon redemption of the OC Units issuable in the internalization on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock. The trading price of our common stock may decline significantly when we register the shares of our common stock issuable upon redemption of the OC Units issuable in connection with the internalization transaction.

We cannot predict whether future issuances or sales of shares of our common stock, including shares of our common stock issued as dividends to the holders of Series A preferred stock, or the availability of shares for resale in the open market will decrease the per-share trading price of our common stock.

We have issued and may continue to issue shares of our Series A Preferred Stock that ranks senior to our common stock in priority of dividend payment and upon liquidation, dissolution or winding up and has additional corporate governance rights, materially adversely affect our ability to pay dividends to holders of our common stock and the trading price of our common stock.

As of December 31, 2019, we had 133,500 shares of Series A Preferred Stock outstanding with an aggregate liquidation preference of $133.5 million. The holders of the Series A Preferred Stock are entitled to a quarterly distribution payable in cash and in either additional shares of Series A Preferred Stock or shares of our common stock, at the holders’ election, as well as a cash premium upon the occurrence of certain triggering events. The Series A Preferred Stock ranks senior to our common stock with respect to priority of such dividend payments, as well as to rights upon liquidation, dissolution or winding up. As a result, distributions on the Series A Preferred Stock may limit our ability to make distributions to holders of our common stock. Further, upon our liquidation, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to the greater of $1,000 per share, plus all accumulated but unpaid dividends thereon to, but not including, the date of any liquidation or the amount that would be paid on such date in the event of a redemption following a change of control. Holders of shares of our common stock bear the risk that our future issuances of equity securities, including additional shares of our Series A Preferred Stock and/or shares of our common stock as quarterly dividend payments to the holders of our Series A Preferred Stock, will dilute the ownership interest of existing holders of our common stock, and may negatively affect our results of operations and the trading price of our common stock.

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

If we decide to issue debt or equity securities in the future, which would rank senior to our common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. We have issued $133.5 million of our Series A Preferred Stock, and we may be required to issue additional shares of Series A Preferred Stock or common stock as dividends to the holders of our Series A Preferred stock. In addition, as of the date of December 31, 2019 we had 1,571,734 shares of Series B Preferred Stock outstanding. Both our Series A Preferred Stock and our Series B Preferred Stock rank senior to our common stock with respect to priority of such dividend payments, which may limit our ability to make distributions to holders of our common stock.

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

As of the date of this Annual Report on Form 10-K, we owned 93% of the outstanding OC Units in our Operating Company. We may issue additional OC Units of one or more classes in connection with our acquisition of properties, as compensation or otherwise. Such issuances would reduce our ownership percentage in our Operating Company and could affect the amount of distributions made to us by our Operating Company and, therefore, the amount of distributions we can make to our stockholders. Our common stockholders do not have any voting rights with respect to any such issuances or other Operating Company activities.

We may issue OC Units in our Operating Company as consideration for property acquisitions on terms that could limit our liquidity or our flexibility or require us to maintain certain debt levels that otherwise would not be required to operate our business. Furthermore, the value placed on such OC Units may not accurately reflect their fair market value, which may dilute your interest in the company

We have acquired properties and may acquire additional properties by issuing OC Units in our Operating Company as consideration for one or more property owner’s contribution of property to our Operating Company. If we enter into such additional transactions, in order to induce the contributors of such properties to accept OC Units, rather than cash, in exchange for their properties, it may be necessary for us to provide them additional incentives. For instance, our Operating Company’s limited liability company agreement (the “Operating Company Agreement”) provides that any holder of OC Units may tender their OC Units for redemption for cash in an amount equal to the value of an equivalent number of shares of our common stock or, at our option, for shares of our common stock on a one-for-one basis. In addition, we might agree that if distributions received by the contributor on such OC Units through the date of their redemption do not provide the contributor with a defined return, we will pay the contributor an additional amount necessary to achieve that return upon the redemption of such units. Such a provision could adversely affect our liquidity position and financial flexibility. Furthermore, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our Operating Company, we might agree not to sell or refinance a contributed property for a defined period of time or until the contributor’s OC Units are redeemed by us for cash or shares of our common stock. Subject to certain exceptions, such an agreement would prevent us from selling or refinancing those properties, even if market conditions made such a sale favorable to us, or, alternatively, would require us to indemnify the contributor for any taxable gain incurred as a result of such a sale. Additionally, in connection with acquiring properties in exchange for OC Units, we may offer the property owners who contribute such property the opportunity to guarantee debt in order to assist those property owners in deferring the recognition of taxable gain as a result of their contributions. These obligations may require us to maintain more or different indebtedness than we would otherwise require to operate our business.

Furthermore, the per unit value attributable to such OC Units is determined based on negotiations with the property contributor and, therefore, may not accurately reflect the fair market value of such units if a public market for such units existed. If the value of such OC Units is greater than the value of the related property, your interest in our company may be diluted.

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

We may not manage the Internalization effectively or realize all its anticipated benefits.

On February 20, 2020, we completed the Internalization of our Manager in a series of transactions that included the acquisition of substantially all of the operating assets and liabilities of the Manager. We may not manage the Internalization effectively. As an internally-managed company, we may encounter potential difficulties in the integration process which may result in the inability to successfully internalize our corporate and/or property management functions in a manner that permits us to achieve the cost savings anticipated to result from the Internalization.

We may be exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the Manager.

The Internalization exposes us to risks to which we have not historically been exposed. Pursuant to the Purchase Agreement, we incurred liabilities with respect to the assets acquired from the Manager and certain of its affiliates. As a result of the Internalization, we currently employ persons who were formerly employed by the Manager. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. There are no assurances that these employees of the Manager will be able to provide us with the same level of services as was previously provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

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

Furthermore, the Earn Out Units are issuable upon a change in control, which will increase the costs associated with a change in control. The existence of the Earn Out Units could delay or prevent a merger, third-party tender offer or similar transaction or a change in incumbent management that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Maintenance of our exemption from registration under the 1940 Act imposes limits on our operations. Your investment return may be reduced if we are required to register as an investment company under the 1940 Act.

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. We believe we will not be considered an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage, or propose to engage, primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities. Further, we intend to conduct our business in a manner so that neither we, nor our Operating Company, own investment securities (as that term is defined in Section 3(a)(2) of the 1940 Act) in excess of 40% of the value of our or our Operating Company’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis.  For these purposes, investment securities may include securities issued by majority-owned or wholly-owned subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, which may limit the types of businesses in which we engage through our subsidiaries.

If the value of our holdings in investment securities exceeds 40% of our total assets on an unconsolidated basis, or if we or our subsidiaries fail to maintain another exception or exemption from the 1940 Act (see below), we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company under the 1940 Act, any of which could negatively affect our business, the value of our common stock, the sustainability of our business model, and our ability to make distributions, which also could have an adverse effect on our business and the market price for our shares of common stock. If we or any of our subsidiaries were required to register as an investment company under the 1940 Act, the registered entity would become subject to substantial regulation with respect to capital structure (including restrictions on the ability to use leverage), management, operations, prohibitions on transactions with affiliated persons (as defined in the 1940 Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

Failure to meet an exception from the definition of “investment company” from the 1940 Act would require us to significantly restructure our investment strategy. For example, because affiliated transactions are generally prohibited under the 1940 Act, we would not be able to enter into transactions with any of our affiliates if we are required to register as an investment company, which could have a material adverse effect on our ability to operate our business and pay distributions. If we were required to register us as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

We expect that certain current and future subsidiaries can rely upon the exception from the definition of “investment company” set forth in Section 3(c)(5)(C) of the 1940 Act, which applies to entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception, as interpreted by the staff of the SEC, generally requires that at least 55% of a subsidiary’s assets must be comprised of mortgages and other liens on and interests in real estate (“qualifying interests”) and an additional 25% of the subsidiary’s assets must be comprised of real estate-related assets (as that term has been interpreted by the staff of the SEC). The 25% threshold is subject to reduction to the extent that the subsidiary invests more than 55% of its total assets in qualifying interests, and no more than 20% of such subsidiary’s total assets are invested in miscellaneous investments. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff and on our analyses of such guidance to determine which assets are qualifying interests and which are real estate-related assets. However, the SEC’s guidance was issued in accordance with factual situations that may be substantially different from the factual situations we may face, and much of the guidance was issued more than 20 years ago. No assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify assets for purposes of qualifying for an exception from the definition of “investment company” under the 1940 Act. If we are required to re-classify our subsidiaries’ assets, they may no longer be in compliance with the exception from the definition of an “investment company” provided by Section 3(c)(5)(C) of the 1940 Act. To the extent that the SEC staff publishes new or different guidance with respect to any assets we have determined to be qualifying interests or real estate-related assets, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in a subsidiary holding assets we might wish to sell or not acquiring or selling assets we might wish to hold.

In addition, we and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the 1940 Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

In August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the 1940 Act, including the nature of the assets that are qualifying interests for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including the SEC or its staff providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Rapid and steep declines in the values of our self-storage-related investments may make it more difficult for us to maintain our qualification as a REIT or exemption from the 1940 Act.

If the market value or income potential of our self-storage-related investments declines as a result of increased interest rates or other factors, we may need to increase our holdings of qualifying investments and income and/or liquidate our non-qualifying investments in order to maintain our REIT qualification or exemption from the 1940 Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying investments that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

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

In addition, our charter provides that our directors and officers will not be liable to us or our stockholders for monetary damages unless the director or officer actually received an improper personal benefit or profit in money, property or services, or is adjudged to be liable to us or our stockholders based on a finding that his or her action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, trustee, member or manager of another corporation, REIT, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity. With the approval of our Board of Directors, we may provide such indemnification and advance for expenses to any individual who served a predecessor of us in any of the capacities described above and any employee or agent of us or a predecessor of us.

We also are permitted, and intend, to purchase and maintain insurance or provide similar protection on behalf of any directors, officers, employees and agents against any liability asserted which was incurred in any such capacity with us or arising out of such status. This may result in us having to expend significant funds, which will reduce the available cash for distribution to our stockholders.

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

Although outside holders of OC Units do not have voting rights or the power to direct our company’s affairs, there could be potential conflicts, conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Company or any partner thereof.

Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the managing member of our Operating Company, have fiduciary duties and obligations to our Operating Company and any future members of our Operating Company under Delaware law and the Operating Company Agreement in connection with the management of our Operating Company. Our fiduciary duties and obligations as the managing member of our Operating Company may come into conflict with the duties of our directors and officers to our company. These conflicts of interest could lead to decisions that are not in the best interests of our company and its stockholders.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017, the full impact of which may not become evident for some period of time.  There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this Annual Report, we own 100% of the membership interests in the LLCs that own the fee simple interests in the 24 self-storage facilities listed in the table below. We acquired from our developer partners in those LLCs all of their membership interests in privately negotiated transactions. In the future, we may acquire 100% ownership of self-storage facilities in that same manner or through the exercise of ROFRs.

				Occupancy
		Number of	Total Rentable	as of
MSA	Date Acquired (1)	Units	Square Feet	December 31, 2019
Orlando 1/2	8/9/2017	640	93,965	86.1%
Jacksonville 1	1/10/2018	516	59,848	90.0%
Atlanta 2	2/2/2018	727	66,187	83.1%
Atlanta 1	2/2/2018	769	71,718	86.7%
Pittsburgh	2/20/2018	580	47,828	50.0%
Charlotte 1	8/31/2018	799	86,750	65.2%
New York City 1	12/21/2018	1,233	105,272	73.0%
New Haven	3/8/2019	647	64,225	79.6%
Miami	7/2/2019	1,084	69,823	0.0%
Jacksonville 2	8/16/2019	763	70,255	63.6%
Miami 4	9/17/2019	808	74,685	90.3%
Miami 5	9/17/2019	890	77,075	60.3%
Miami 6	9/17/2019	880	76,765	85.5%
Miami 7	9/17/2019	988	86,450	63.9%
Miami 8	9/17/2019	558	51,923	95.1%
Charlotte 2	2/10/2020	906	75,710	50.3%
Atlanta 3	2/10/2020	1,040	93,283	16.0%
Atlanta 5	2/10/2020	1,031	87,100	20.3%
Louisville 1	2/10/2020	640	65,786	47.6%
Atlanta 6	2/10/2020	914	80,750	35.7%
Knoxville	2/10/2020	746	72,490	44.5%
Boston 2	2/14/2020	778	76,581	34.8%
Fort Lauderdale	2/14/2020	797	80,559	47.3%
Atlanta 4	2/21/2020	1,096	104,010	42.9%
Total/Average		19,830	1,839,038	57.7%	(2)
(1)	Refers to the date we acquired our developer partners’ interests in the applicable property owning LLC.
(2)	Represents weighted average occupancy based on total rentable square feet.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the NYSE under the symbol “JCAP” on March 27, 2015. On February 26, 2020, the closing sales price for our common stock on the NYSE was $19.40 per share, and there were eleven registered holders of our common stock. The holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company and which holds shares on behalf of certain of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.

Dividends

Dividends on common stock

From the time of our IPO through the final dividend paid for the year ended December 31, 2019, we paid a regular quarterly dividend of $0.35 per share of our common stock.  On December 16, 2019, we announced that in connection with our continued transition to being an equity REIT, our Board of Directors elected to right-size the Company’s annual dividend, effective with the first quarter 2020 dividend payable in April 2020. The Board of Directors determined that the new annual dividend rate with respect to the Company’s Common Stock will be $0.92 per share, payable quarterly at the rate of $0.23 per share, and declared the first quarter dividend at its February 21, 2020 meeting.

U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and to the extent that it distributes less than 100% of its net taxable income in any taxable year, that it pay tax at regular corporate rates on that undistributed portion. For the years ended December 31, 2019 and 2018, the characterization of dividends in respect of our common stock was 100% return of capital. We intend to continue to make regular quarterly distributions to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors.

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

Distributions that stockholders receive (not designated as capital gain dividends or qualified dividend income) will be taxed as ordinary income to the extent they are paid from our earnings and profits (as determined for U.S. federal income tax purposes). However, distributions that we designate as capital gain dividends generally will be taxable as long-term capital gain to our stockholders to the extent that they do not exceed our actual net capital gain for the taxable year. Some portion of these distributions may not be subject to tax in the year in which they are received because depreciation expense reduces the amount of taxable income, but does not reduce cash available for distribution. The portion of our stockholders distribution that is not designated as a capital gain dividend and is in excess of our current and accumulated earnings and profits is considered a return of capital for U.S. federal income tax purposes and will reduce the adjusted tax basis of their investment, but not below zero, deferring such portion of their tax until their investment is sold or our company is liquidated, at which time they will be taxed at capital gain rates (subject to certain exceptions for corporate stockholders). To the extent such portion of our stockholders distribution exceeds the adjusted tax basis of their investment, such excess will be treated as capital gain if they hold their shares of common stock as a capital asset for U.S. federal income tax purposes. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income for distribution in the following year and pay any applicable excise tax. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain. Please note that each stockholder’s tax considerations are different; therefore, our stockholders should consult with their own tax advisor and financial planners prior to making an investment in our shares.

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

Distributions on our Series A Preferred Stock for the year ended December 31, 2019 were taxable as approximately 76.59% ordinary income and 23.41% return of capital. Distributions on our Series A Preferred Stock for the year ended December 31, 2018 were taxable as approximately 96.12% ordinary income and 3.88% return of capital.

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

Distributions on our Series B Preferred Stock for the year ended December 31, 2019 were taxable as approximately 76.59% ordinary income and 23.41% return of capital. Distributions on our Series B Preferred Stock for the year ended December 31, 2018 were taxable as approximately 96.12% ordinary income and 3.88% return of capital.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock against the Russell 2000 Index and the SNL U.S. Finance REIT Index, a peer group index, from March 27, 2015 (the date which our shares began trading in connection with our IPO) to December 31, 2019. The graph assumes that $100 was invested on March 27, 2015 in our common stock, the Russell 2000 Index and the SNL U.S. Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue to be in line with the same or similar trends depicted in the following graph. The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Period Ending
	3/27/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
JCAP	$100.00	$78.01	$119.29	$115.09	$129.03	$133.58
Russell 2000 Index	$100.00	$92.56	$112.28	$128.72	$114.55	$143.79
SNL U.S. Finance REIT Index	$100.00	$89.25	$109.94	$128.28	$123.31	$148.67

Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The following table provides information about repurchases of our common shares during the three months ended December 31, 2019:

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

JERNIGAN CAPITAL, INC.

SELECTED FINANCIAL DATA

(dollars in thousands)

	Year ended December 31,
	2019	2018	2017	2016	2015
Operating Data:
Total revenues	$45,093	$31,214	$12,191	$6,532	$1,743
Total operating expenses	(29,192)	(20,139)	(10,048)	(9,684)	(5,705)
Equity in earnings from unconsolidated real estate venture	567	1,483	2,263	1,278	-
Realized gain on investments	-	619	-	-	-
Net unrealized gain on investments	36,402	42,945	10,804	18,370	872
Interest expense	(8,500)	(2,155)	(1,053)	(559)	-
Loss on modification of debt	-	-	(232)	-	-
Other interest income	36	399	634	80	147
Net income (loss)	44,406	54,366	14,559	16,017	(2,943)
Net income attributable to preferred stockholders	(20,478)	(18,014)	(1,456)	(996)	-
Net income (loss) attributable to common stockholders	$23,928	$36,352	$13,103	$15,021	$(2,943)

Basic earnings (loss) per share attributable to common stockholders	$1.11	$2.10	$1.10	$2.42	$(0.69)
Diluted earnings (loss) per share attributable to common stockholders	$1.11	$2.10	$1.10	$2.42	$(0.69)
Weighted average shares outstanding - basic	21,391,218	17,111,035	11,735,455	6,060,100	4,504,356
Weighted average shares outstanding - diluted	21,588,780	17,284,160	11,908,512	6,212,648	4,504,356

Dividends declared per share of stock	$1.40	$1.40	$1.40	$1.40	$1.05

Balance Sheet Data:
Cash and cash equivalents	$3,278	$8,715	$46,977	$67,373	$43,859
Development property investments at fair value	549,684	373,564	228,233	95,102	40,222
Bridge investments at fair value	-	84,383	-	-	-
Operating property loans at fair value	-	-	5,938	9,905	19,600
Self-storage real estate owned, net	230,844	96,202	15,355	-	-
Investment in and advances to real estate venture	11,247	14,155	13,856	5,373	-
Total assets	812,777	590,408	314,634	192,779	105,427
Senior loan participations	-	-	718	18,582	-
Secured revolving credit facility	162,000	-	-	-	-
Term loans, net of unamortized costs	40,791	24,609	-	-	-
Total liabilities	223,903	42,544	8,814	24,417	3,663
Total equity	588,874	547,864	305,820	168,362	101,764

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and accompanying notes included under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10‑K.

Overview

We are a commercial real estate company that invests primarily in new or recently-constructed and opened self-storage facilities located predominately in dense urban submarkets within the top 50 United States MSAs. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders.  Our investments include wholly-owned self-storage facilities as well as mortgage loans typically coupled with equity interests.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are typically structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and/or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a ROFR to acquire the self-storage facility upon sale. We intend to acquire 100% ownership of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. As of December 31, 2019, we owned 100% of the membership interests in the LLCs that own fifteen facilities and fully consolidate these facilities in the accompanying consolidated financial statements. Subsequent to December 31, 2019, we acquired interests in the LLCs that own nine additional facilities.

We account for our development property investments (prior to the acquisition discussed above) at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment and bridge investment each quarter, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock ATM Program, (ii) funds from secured indebtedness, including borrowings under our Credit Facility and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. We have used proceeds from the sale of senior participations, the sale of our Series A Preferred Stock pursuant to the Purchase Agreement, pursuant to which we issued $125 million of Series A Preferred Stock,  and the sale of our Series B Preferred Stock. We also have an effective shelf registration statement on Form S-3 on file with the SEC registering the future sale from time to time of up to $500.0 million of our securities. We have an ATM Program pursuant to which we may issue up to $100 million in shares of our common stock. As of the date of this Annual Report on Form 10-K, we have approximately $80.9 million available for issuance under our ATM Program. As of December  31 2019, we have remaining unfunded commitments under our development investments of approximately $136.1 million, including non-cash interest reserves of approximately $30.3 million. As of December  31 2019, we have $3.3 million of cash on hand and $73.0 million of remaining capacity under our Credit Facility, assuming we are able to access the full borrowing base availability. In addition, we have a $165.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs.

•	Refinancing of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party, and
•	Additional common stock issuances.

However, we can provide no assurances that we will have access to all of the sources noted above.

On March 7, 2016, we, through our Operating Company, entered into the JV Agreement of the SL1 Venture with HVP III, an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million. In January 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partners in the LLCs that own the Jacksonville, Atlanta 1, Atlanta 2, and Denver development properties. In November 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partner in the LLC that owns the Raleigh development property. The SLI Venture now owns 100% of the membership interests in the LLCs that own these five facilities.

Prior to February 20, 2020, we were externally managed and advised by JCAP Advisors, LLC (the “Manager”). On February 20, 2020, our common stockholders voted to approve the internalization of management pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated as of December 16, 2019. Later on February 20, 2020, we closed the internalization transaction described in the Purchase Agreement, resulting, among other things, in the Operating Company acquiring substantially all of the operating assets and liabilities of the Manager and each of the employees of the Manager became an employee of the Company. As of February 20, 2020, we are an internally advised REIT.

We are a Maryland corporation that was organized on October 1, 2014 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

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

•	the timing of the completion of facilities we finance, which can be dependent on the inspection process of municipal building departments that are from time to time understaffed;
•	the pace and strength of the lease-up of the facilities we finance or wholly own;
•	availability of capital and whether investments are made on-balance sheet or through off-balance sheet joint ventures;
•	changes in the fair value of our assets;
•	our ability to acquire self-storage facilities at attractive prices; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture, and the performance of the third party managers of those respective facilities.

As the current development cycle nears its end, we believe that developers who constructed new self-storage facilities earlier in the cycle will seek to sell their ownership positions or seek to recapitalize existing financing. We believe our current developer partners and other developers with whom we do not currently have financing relationships will be seeking early exits from their development projects, providing opportunities for us to acquire new Generation V self-storage facilities in the lease-up phase. We intend to selectively evaluate acquisitions of our current developer partners’ membership interests in projects that we have financed and selectively evaluate acquisitions of self-storage projects that we have not financed. In addition, we may modify or recapitalize existing financing on current investments for our developers in exchange for loan-related fees to compensate us for these modifications. On occasion, we expect certain of our developer partners to refinance our development investments. In these cases, refinancing proceeds would be used to return our capital associated with the first mortgage, but we would retain our Profits Interest and ROFR in the investment.

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

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings from our investment in the SL1 Venture, which is calculated based on the allocation of earnings as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments and bridge investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the years ended December 31, 2019, 2018 and 2017 also were impacted by our accounting methods as discussed below.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments and other loans. We seek to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Although we expect that our borrowers will perform in full on their obligations under the loan documents, one of our underwriting principles is that we will generally not make a loan secured by a property that we, at the time of our investment decision, do not wish to ultimately own. We believe this principle and our ability to effectively own and operate self-storage properties mitigates credit risk. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Market Conditions

The self-storage sector experienced substantially higher new self-storage construction deliveries in the top 50 MSAs in the United States from 2016 through 2019 as compared to 2011 to 2015, which has resulted in a period of supply and demand imbalance as the new supply is absorbed. We believe this period of imbalance is temporary, as fewer deliveries are expected to be completed in 2020 and 2021 than in 2018 and 2019, which had the most new deliveries during the past development cycle. The main deterrents for developers at this point in the cycle are government regulations (primarily zoning restrictions), lack of available land sites on which to develop, elongated development timelines due primarily to labor shortages and extended inspection processes, compressing development yields as compared to prevailing market cap rates and an increasing inability to source attractive financing in the sector.

The key demand drivers of the self-storage sector include population mobility and new job creation, both of which are experiencing increases since the 2009/2010 recession, as well as population growth. These drivers continue to create strong demand for self-storage, as evidenced by a strong level of move-ins, elongated average length of stay and the ability to pass on double digit rate increases to existing tenants. We believe that present conditions in certain markets continue to be conducive to realizing attractive risk-adjusted returns on investments in self-storage facilities.

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

Recent Developments

Internalization

On December 16, 2019, the Company, the Operating Company, the Manager, Dean Jernigan, John A. Good and Jonathan Perry entered into a Purchase Agreement providing for the Internalization. The Special Committee negotiated the terms of the Internalization on behalf of the Company and the Operating Company. The Purchase Agreement and the Internalization were unanimously approved by the Special Committee, and, upon recommendation by the Special Committee, by the Company’s Board of Directors. On February 20, 2020, the Company held a special meeting of common stockholders, at which the Company’s common stockholders approved the proposal necessary for the completion of the Internalization.

On February 20, 2020, the Company completed the Internalization pursuant to the Purchase Agreement, and the Operating Company issued to the Manager 1,794,872 OC Units. In addition, if either (a) the Company’s common stock trades at or above a daily volume weighted average price of $25.00 per share for at least 30 days during any 365-day period prior to December 31, 2024 or (b) there is a change of control of the Company (as defined in the Purchase Agreement) prior to December 31, 2024 that is approved by the Company’s board of directors and the common stockholders of the Company, the Operating Company will issue an additional 769,231  OC Units to the Manager. The OC Units issued in the Internalization are Class B OC Units, so the initial distributions payable on the OC Units issued in the Internalization will be prorated for the number of days during the initial distribution period that such OC Units are outstanding. The Class B OC Units are otherwise identical to Class A OC Units and will automatically convert to Class A OC Units following the initial distribution period.

Upon completion of the Internalization, the Company’s current employees, who were previously employed by our former Manager, became employed by the Company and the functions previously performed by the Manager were internalized by the Company. As an internally managed company, the Company will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

Investment Activity

On February 10, 2020, we acquired the remaining interests in six development investments located in Charlotte, Atlanta, Louisville and Knoxville. On February 14, 2020, we acquired the remaining interest in two development investments located in Boston and Fort Lauderdale. On February 21, 2020, we acquired the remaining interests in a development investment located in Atlanta. We acquired the remaining interest in these developments for an aggregate purchase price of approximately $29.6 million, which includes the issuance of 82,526 OC Units.

Capital Activities

On January 31, 2020, the Operating Company entered into a First Amendment (the “Amendment”) to the First Amended and Restated Credit Agreement by and among the Operating Company, the Company, KeyBank National Association, as administrative agent, and the other lenders party thereto (the “Credit Agreement”). The Amendment amends the Operating Company’s amended and restated $235 million Revolving Credit Facility that is provided under the Credit Agreement. Pursuant to the Amendment, the liquidity covenant under the Revolving Credit Facility was amended to provide that the Operating Company and the Company must maintain liquidity of (1) for the period between December 31, 2018 and December 31, 2019, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $50 million, (2) on and after January 1, 2020, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $25 million, and (3) on and after January 1, 2021, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the six months after each date of determination and (b) $25 million.

First Quarter Dividend Declarations

On February 21, 2020, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2020. The dividends are payable on April 15, 2020 to holders of Series A Preferred Stock of record on April 1, 2020.

On February 21, 2020, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending March 31, 2020. The dividends are payable on April 15,  2020 to holders of Series B Preferred Stock of record on April 1,  2020.

On February 21, 2020, our Board of Directors declared a cash dividend of $0.23 per share of common stock for the quarter ending March 31, 2020. The dividend is payable on April 15,  2020 to stockholders of record on April 1,  2020.

Business Outlook

Investment Activity

While we continue to experience selective demand for our development capital in certain U.S. markets, we have adopted a cautious approach to the origination of new development investments, especially in those U.S. markets that have seen an above average level of new deliveries this development cycle. In 2020 and for the foreseeable future, we expect to experience a significant reduction in our new development investment commitment amounts as compared to 2017, 2018 and 2019 as our focus shifts to potential acquisition opportunities of our developers’ interests in our development investments and newly-constructed and opened self-storage facilities that complement our existing portfolio, as well as other potential growth initiatives such as the acquisition of properties from third partners, whether on balance sheet or by means of an institutional joint venture. As of February 26, 2019, we had projects that were in various stages of our underwriting process, including ones subject to executed term sheets, for prospective development property investment amounts in excess of $140 million. We have reduced our pipeline intentionally, as the development cycle is now in its sixth year and new supply continues to impact self-storage fundamentals in many submarkets in the top-50 markets in which we might otherwise desire to invest.

We intend to acquire the majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. From the third quarter of 2017 through February 26, 2020, we acquired 18 self-storage facilities from our core development program through privately negotiated transactions with our developer partners on our balance sheet, five self-storage facilities within our real estate venture with Heitman, one facility that was designated a construction loan and the five self-storage facilities underlying our Miami bridge investment. The 23 acquisitions from our core development program and Heitman joint Venture occurred on average 16 months after the respective self-storage facilities commenced operating activities. While there is no assurance that this trend will continue, we believe the frequency of opportunities to acquire our developers’ interests has accelerated due to the fact that of the 47 underlying facilities in our development portfolio as of February 26, 2020, at least 25 facilities will have been open for 16 months or more by December 31, 2020.

As we experience an increase in the acquisitions of self-storage properties that we have financed, the amount of fair value appreciation recognized in future periods in our Consolidated Statement of Operations may be reduced as compared to previous years, as fair value appreciation is not recognized after the acquisition date; however, our property operating income will increase as we acquire and consolidate additional self-storage facilities. Additionally, the construction progress and deliveries of our on-balance sheet investments to date contributed to significant fair value appreciation in 2018 in excess of that recognized in previous years. As the number of these deliveries is expected to decrease in 2020 and 2021, we would expect fair value appreciation in these years to decrease as compared to 2019, all else being equal. Fair value appreciation recognized during lease-up can be negatively impacted by lower rental rates due to supply saturation in some markets, which we have experienced and expect to continue to experience. In light of these factors, over the next few years, we expect the primary driver of our earnings to shift from fair value appreciation and interest income, to property operating income. As a result, we expect sometime in the next four quarters to begin publicly reporting funds from operations and adjusted funds from operations, which are non-GAAP measures reported by many equity REITS. The pace and magnitude of this shift will depend on our ability to acquire our developer partner’s interests and the rate at which the facilities lease up.

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

Shift in Business Model

We expect to continue to acquire interests of our developer partners in our development property investments, exercise ROFRs and/or acquire self-storage properties that we did not finance. We believe that within the next 12 months, a majority of our assets will be owned self-storage facilities. While we expect to continue our development program selectively, our institutional stockholders view us more as, an owner-operator of self-storage properties, or an equity REIT, rather than as a specialty finance company, or mortgage REIT. This view was evidenced by the Company’s November 26, 2019 inclusion in the MSCI US REIT Index (RMZ), an index that notably only includes equity REITs as constituents. This change in business model necessarily entails a change in the way we expect to operate and finance the Company in the future. In response to this shift, specifically the primary ways in which we generate a majority of our revenue and income, changes in stockholder expectations, and changes in the nature of our business and investment returns/cash flows, our Board of Directors elected to “right-size” our common dividend, beginning with the common dividend in the first quarter of 2020. The new dividend rate of $0.92 per year provides common shareholders with a higher dividend yield as compared to the other publicly traded self-storage REITs, but was set at a level at which we believe will be fully covered by 2022 under relevant performance metrics generally utilized by public REITs. We can provide no assurance that we will be successful in our acquisition program and change in business model on the timeline expected or at all and can provide no assurances when the dividend will be fully covered by our cash flows from operations.

On February 20, 2020, the Company completed the Internalization transaction, at which time our current employees, who were previously employed by our former Manager, became employed by the Company and the functions previously performed by the Manager were internalized by the Company. The only incremental expense that the Company will bear as an internally managed company is the cash compensation of the Chief Executive Officer and Chief Financial Officer, which was previously being incurred by the Manager. Conversely, as an internally managed company, the Company will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement. Accordingly, the Company is expected to realize a significant net savings in general and administrative expenses and fees to manager in 2020 as compared to 2019. We expect our normalized general and administrative expense to be approximately one percent of projected total assets by the end of 2020, which is commensurate with internally managed REITS of comparable size, as well as the publicly traded self-storage peer group.

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

Fair Value Measurements

The fair value option under ASC 825, Financial Instruments (“ASC 825‑10”), allows companies to elect to report selected financial assets and liabilities at fair value. We have elected the fair value option of accounting for our development property investments and bridge investments in order to provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and value inherent in our equity participation in self-storage development projects.

We apply ASC 820, Fair Value Measurement (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure of fair value measurements. ASC 820 defines fair value as the price that would be received for an investment in an orderly transaction between market participants on the measurement date. ASC 820 requires the Company to assume that the investment is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market as the market for the purchase and sale of self-storage properties, which the Company believes would be the most likely market for the Company’s loan and equity investments given the nature of the collateral securing such loans and the types of borrowers. ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

As discussed in Note 8 to the accompanying consolidated financial statements, Risk Management and Use of Financial Instruments, interest rate swaps and interest rate caps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative and these instruments are categorized in Level 2 of the fair value hierarchy. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Development property investments with a profits interest and bridge investments

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. Typically, the calibration is done on an investment level basis. In certain instances, the Company may acquire a portfolio of investments in which case the calibration is done on an aggregate basis to the aggregate net drawn amount as of the date of issuance.

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

The Company engaged a third-party independent valuation firm to perform certain limited procedures that the Company identified and requested the independent valuation firm to perform. The analysis performed by the independent valuation firm was based upon data and assumptions provided to it by the Company and received from third party sources. The independent valuation firm relied on certain data and assumptions provided to it by the Company as being accurate while independently verifying others through the use of third-party sources. Upon completion of the limited procedures, the independent valuation firm concluded that the fair value of investments subjected to the limited procedures appears to be reasonable. The Company is ultimately and solely responsible for determining the fair value of the investments on a quarterly basis in good faith.

Level 3

Our development property investments and bridge investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of our investments. The second valuation technique is an OPM that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with our own experience, we have estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the four development property investments that were 40% complete but for which construction was not substantially complete at December 31, 2019, we have estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Thirty-four development property, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at December 31, 2019. For our development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. We also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following table summarizes the significant unobservable inputs we used to value our investments categorized within Level 3 as of December 31, 2019 and 2018. The table is not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to our determination of fair values.

As of December 31, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	6.89 - 10.16%	8.39%
	Exit date (a)	1.50 - 6.69 years	3.40 years

Option pricing model	Volatility	60.95 - 93.83%	73.24%
	Exit date (a)	1.50 - 6.69 years	3.40 years
	Capitalization rate (b)	4.75 - 5.75%	5.46%
	Discount rate (b)	7.75 - 8.75%	8.46%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)

Thirty-eight properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

Market yields - changes in market yields and discount rates, each in isolation, may change the fair value of certain of our investments. Generally, an increase in market yields or discount rates may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2019, the following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

Change in market yields/discount rates (in millions)	Increase (decrease) in fair value of investments
Up 25 basis points	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.2

Up 50 basis points	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.5

Capitalization rate - changes in capitalization rate, in isolation and all else equal, may change the fair value of certain of our development investments containing Profits Interests. Generally an increase in the capitalization rate assumption may result in a decrease in the fair value of certain of our investments. For the year ended December 31, 2019, the following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

Change in capitalization rates (in millions)	Increase (decrease) in fair value of investments
Up 25 basis points	$(10.2)
Down 25 basis points	11.1

Up 50 basis points	(19.4)
Down 50 basis points	23.4

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

We also evaluate the impact of changes in instrument-specific credit risk in determining the fair value of investments. At December 31, 2019, there were no gains or losses attributable to changes in instrument-specific credit risk.

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

The following table presents changes in investments that use Level 3 inputs for the year ended December 31, 2019  (dollars in thousands):

Balance as of December 31, 2018	$457,947
Realized gains	-
Unrealized gains	36,402
Fundings of principal and change in unamortized origination fees	152,528
Repayments of loans	(362)
Payment-in-kind interest	28,884
Reclassification of self-storage real estate owned	(125,715)
Net transfers in or out of Level 3	-
Balance as of December 31, 2019	$549,684

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
	$725

As of December 31, 2019, the total net unrealized appreciation on the investments that use Level 3 inputs was $76.8 million.

For the year ended December 31, 2019, substantially all of the net unrealized gain on investments in our Consolidated Statement of Operations was attributable to unrealized gains relating to our Level 3 assets still held as of December 31, 2019.

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

Income Taxes

We have elected to be taxed as a REIT and to comply with the related provisions of the Code. Accordingly, we will generally not be subject to U.S. federal income tax to the extent of our distributions to stockholders and as long as certain asset, income and share ownership tests are met. We had taxable income for the years ended December 31, 2019, 2018 and 2017. To qualify as a REIT, we must annually distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.

Recent Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

Comparison of the Years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	Year ended December 31,
	2019	2018	2017
Revenues:
Interest income from investments	$36,451	$27,576	$11,457
Rental and other property-related income from real estate owned	8,285	3,499	530
Other revenues	357	139	204
Total revenues	45,093	31,214	12,191

Costs and expenses:
General and administrative expenses	8,482	7,270	5,852
Fees to Manager	8,335	7,442	3,453
Property operating expenses of real estate owned	3,994	1,712	271
Depreciation and amortization of real estate owned	6,195	3,425	472
Other expenses	2,186	290	-
Total costs and expenses	29,192	20,139	10,048

Operating income	15,901	11,075	2,143

Other income (expense):
Equity in earnings from unconsolidated real estate venture	567	1,483	2,263
Realized gain on investments	-	619	-
Net unrealized gain on investments	36,402	42,945	10,804
Interest expense	(8,500)	(2,155)	(1,053)
Loss on modification of debt	-	-	(232)
Other interest income	36	399	634
Total other income	28,505	43,291	12,416
Net income	44,406	54,366	14,559
Net income attributable to preferred stockholders	(20,478)	(18,014)	(1,456)
Net income attributable to common stockholders	$23,928	$36,352	$13,103

Revenues

Total interest income from investments for the year ended December 31, 2019 was $36.5 million, an increase of $8.9 million, or 32%, over the year ended December 31, 2018. Total interest income from investments for the year ended December 31, 2018 was $27.6 million, an increase of $16.1 million, or 141%, over the year ended December 31, 2017.  The interest rate on the majority of our investment portfolio and other loans remained at 6.9% per annum during 2019. The increase in interest income from investments is primarily attributed to the increase in the outstanding principal balances of our investment portfolio. Rental revenue from self-storage facilities owned was $8.3 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively. This increase is the result of fourteen acquisitions of our developer’s interests in 2018 and 2019 coupled with increased property net operating income resulting from increasing occupancy and rental rates. Other revenues of $0.4 million earned during the year ended December 31, 2019 were derived primarily from fees earned in connection with the procurement of the term loans on behalf of the SL1 Venture and management fee revenue generated from the SL1 Venture. Other revenues of $0.1 million earned during the year ended December 31, 2018 were derived primarily from management fee revenue generated from the SL1 Venture. Other revenues of $0.2 million earned during the year ended December 31, 2017 was derived from borrower payment of internal costs in connection with closings during the first quarter of 2017 and management fee revenue generated from the SL1 Venture.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager (dollars in thousands):

	Year ended December 31,
	2019	2018	2017
Compensation and benefits	$5,299	$4,574	$3,426
Occupancy	416	416	389
Business development	205	386	271
Professional fees	1,400	938	893
Other	1,162	956	873
General and administrative expenses (excluding fees to Manager)	$8,482	$7,270	$5,852

Total general and administrative expenses

Total general and administrative expenses (excluding fees to Manager) for the year ended December 31, 2019 were $8.5 million, an increase of $1.2 million, or 17%, from the year ended December 31, 2018 primarily due to the addition of two professional employees during 2019 who were hired for various functions rendered necessary by our conversion to an equity REIT, as well as annual compensation increases. For the year ended December 31, 2018, compensation and benefits also included $0.2 million of third party reimbursements to the Manager, which offset expenses reimbursed to the Manager by us on a dollar-for-dollar basis. There was no such offset for the year ended December 31, 2019, which resulted in an increase in expense period-to-period. Other general and administrative expenses increased primarily due to the addition of two additional board members for the majority of 2019 and an increase in franchise and excise taxes due to the growth of our investment portfolio. Professional fees increased primarily due to legal fees incurred during the year ended December 31, 2019 regarding certain foreclosure proceedings.

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

Other operating expenses

We incurred Manager fees of $8.3 million and $7.4 million in the years ended December 31, 2019 and 2018, respectively, pursuant to the Management Agreement. The increase in fees to our Manager was primarily the result of a follow-on offering of our common stock during the second quarter of 2018, the issuance of common stock under our ATM Program, the issuances of additional shares of our Series A preferred stock and the issuances of common stock to holders of our Series A Preferred Stock as in-kind dividends.  We will not incur any Manager fees after closing of the Internalization on February 20, 2020.  Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

We incurred Manager fees of $7.4 million and $3.5 million in the years ended December 31, 2018 and 2017, respectively, pursuant to the management agreement. The increase in fees to our Manager was primarily the result of the follow-on offerings of our common stock during the second quarters of 2018 and 2017, the issuance of common stock under our ATM Programs, and the issuances of our Series A and Series B preferred stock. We also incurred an incentive fee payable to the Manager of $0.7 million for the year ended December 31, 2018 primarily on account of the purchases of developer interests in six self-storage projects during the year. Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned.

Other expenses

Other expenses for the year ended December  31, 2019 consist of costs incurred with respect to ongoing discussions and negotiations related to Internalization and execution of the Stock Purchase Agreement and ancillary agreements. Other expenses consist of costs related to the termination of an employee contract during the year ended December 31, 2018. There were no other expenses for the year ended December 31, 2017.

Other income (expense)

For the years ended December 31, 2019 and 2018, we recorded other income of $28.5 million and $43.3 million, respectively. The decrease in other income resulted primarily from a decrease in the net unrealized gain on investments and increased interest expense. Net unrealized gain is driven by changes to the fair value of our property investments. As development properties reach certain milestones throughout the development process and ultimately reach completion, we are able to recognize gains in the fair value of our investments. After the completion of the development and lease-up of the property, fair values typically stabilize and as a result we do not expect fair values to increase as rapidly following the completion of the development and lease-up phase. During the year ended December 31, 2018, 17 of our on-balance sheet development properties with a Profits Interest opened for business as compared to 15 in 2019. In addition, we acquired seven properties in 2019 that contributed to a decrease in net unrealized gain on investments as fair value changes are no longer recognized after properties become wholly-owned. As a result, the net unrealized gain on investments was lower during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Market interest rate decreases resulted in significant fair value appreciation of the debt component of our investments in 2019, which partially offset the decreases previously noted.

The $0.6 million and $1.5 million of equity in earnings from unconsolidated real estate venture in the years ended December 31, 2019 and 2018, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to higher fair value gains being recognized in 2018 by the SL1 Venture, resulting in higher income allocations to us during that year. Interest expense for the year ended December 31, 2019 was $8.5 million and $2.2 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders:

	Year ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$23,928	$36,352	$13,103
Plus: stock dividends to preferred stockholders	8,500	8,500	547
Plus: stock-based compensation	2,148	1,828	1,295
Plus: depreciation and amortization on real estate assets	6,195	3,425	472
Plus: depreciation and amortization on SL1 Venture real estate assets	312	-	-
Plus: loss on modification of debt	-	-	232
Plus: other expenses	2,186	290	-
Adjusted Earnings	$43,269	$50,395	$15,649

Liquidity Outlook and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund construction mortgage loans included in our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, acquire the interests of developers in self-storage facilities we have financed, make distributions to our stockholders and fund our operations. We will require cash to pay the net purchase price for the remaining interests in self-storage facilities that we purchase from our developer partners. We have not yet generated sufficient cash flow from operations or investment activities to enable us to make any investments or cover our distributions to our stockholders. As a result, we are dependent on the issuance of equity securities, borrowings under our Credit Facility and other access to third-party sources of capital to continue our investing activities and pay distributions to our stockholders.

Cash Flows

The following table sets forth changes in cash and cash equivalents:

	Year ended December 31,
	2019	2018	2017
Net income	$44,406	$54,366	$14,559
Adjustments to reconcile net income to net cash used in operating activities:	(58,040)	(60,671)	(18,130)
Net cash used in operating activities	(13,634)	(6,305)	(3,571)
Net cash used in investing activities	(164,422)	(244,830)	(121,606)
Net cash provided by financing activities	172,619	212,873	104,781
Change in cash and cash equivalents	$(5,437)	$(38,262)	$(20,396)

Cash decreased $5.4 million, $38.3, and $20.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used in operating activities for the years ended December 31, 2019, 2018 and 2017 was $13.6 million, $6.3 million, and $3.6 million, respectively. The primary components of cash used in operating activities during the year ended December 31, 2019 were net income adjusted for non-cash transactions of $12.1 million and a decrease in cash from working capital of $2.0 million, offset by $0.4 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2018 were net income adjusted for non-cash transactions of $8.2 million, offset by a change in cash from working capital of $1.0 million and $0.9 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the year ended December 31, 2017 were net income adjusted for non-cash transactions of $5.3 million, offset by the change in cash from working capital of $1.0 million and $0.7 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the years ended December 31, 2019, 2018 and 2017 was $164.4 million, $244.8 million, and  $121.6 million, respectively. For the year ended December 31, 2019, the cash used for investing activities consisted primarily of $156.1 million to fund investments, $10.5 million to purchase the developers’ interest in three of our development property investments and all five of our bridge investments, $2.1 million in capital additions to our self-storage real estate owned, offset by $3.8 million in return of capital from the SL1 Venture and origination fees received in cash of $1.2 million. For the year ended December 31, 2018, the cash used for investing activities consisted primarily of $258.6 million to fund investments, $4.6 million to fund other loans, $1.8 million to fund an advance on a future development property investment, $16.9 million to purchase additional interests in six of our development property investments and capital additions to those properties, $2.5 million to fund capital contributions to the SL1 Venture, offset, in part, by origination fees received in cash of $2.0 million, cash received of $0.6 million related to the settlement of profits interest as a result of the sale of the asset underlying our Tampa 1 development investment, a net inflow of $2.8 million for advancements made on behalf of the SL1 Venture, and $34.2 million from repayments of development property investments, operating property loans and other loan investments.  For the year ended December 31, 2017, the cash used for investing activities consisted primarily of $152.7 million to fund investments, $10.5 million to fund other loans, $2.9 million to purchase additional interests in two of our development property investments, $6.0 million to fund capital contributions to the SL1 Venture, and a net use of $0.9 million for advancements made on behalf of the SL1 Venture, offset, in part, by origination fees received in cash of $4.6 million and $46.8 million from repayments of investment portfolio investments and other loan investments.

Net cash provided by financing activities for the year ended December 31, 2019 totaled $172.6 million and primarily related to $38.1 million of net proceeds from common stock issuances, $16.0 million of net proceeds received from term loans, $160.8 million in net proceeds received from the Credit Facility, $41.7 million of dividends paid. Net cash provided by financing activities for the year ended December 31, 2018 totaled $212.9 million and primarily related to $122.3 million of net proceeds from preferred stock issuances, $101.6 million of net proceeds from common stock issuances, $24.6 million of net proceeds received from term loans, offset by a net outflow of $4.0 million related to draws and the subsequent repayment on the Credit Facility, $0.7 million repayment of our senior loan participation, $0.3 million of stock repurchases, and $30.6 million of dividends paid. Net cash provided by financing activities for the year ended December 31, 2017 totaled $104.8 million and primarily related to $111.8 million of net proceeds from the issuance of common stock, $30.0 million received for the issuances of Series A Preferred Stock, $1.8 million of cash received in connection with draws on senior loan participations on certain of our investments, and $0.3 million received upon closing of the Credit Facility, offset, in part, by a $20.0 million repayment of the Credit Facility, $1.9 million paid to repurchase certain senior loan participations, and $17.0 million of dividends paid.

Liquidity Outlook and Capital Requirements

Remaining unfunded commitments of $136.3 million, including non-cash interest reserves of approximately $30.3 million, related to our investment portfolio and SL1 Venture are estimated to be funded on the following schedule:

Future Fundings for Investments	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$80,275	$43,310	$7,588	$5,132	$136,305

We expect to fund the remaining unfunded commitments primarily with cash on hand, borrowings under our Credit Facility, and future issuances of common stock.

As of December 31, 2019, we had $3.3 million of cash on hand and $73.0 million of remaining capacity under our Credit Facility, assuming we are able to access the full borrowing base availability. In addition, we have a $165.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

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

Credit Facility

On December 28,  2018,  we entered into an amendment and restatement of the Credit Facility to, among other things allow up to $235 million of borrowings and an accordion feature permitting expansion up to $400 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of December 31, 2019,  we had $162.0 million outstanding of our $214.2 million in total availability under the Credit Facility. As of February 26, 2020, we had $191.0 million outstanding of our $226.3 million in total availability under the Credit Facility.

During 2020, we believe we will have substantial opportunities for new investments, consisting primarily in the buyout of developers’ interests in self-storage facilities we have financed. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans, procure the Credit Facility, and enter into term loan debt. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

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

Common Stock ATM Program

On December 18, 2019, we entered into a new equity distribution with respect to a $100 million ATM Program. We have sold 996,412 shares for a weighted average price of $19.16 under our current ATM Program and have $80.9 of availability remaining. Since the inception of our initial ATM Program on April 5, 2017, we have sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share, receiving net proceeds after commissions and other offering costs of $101.6 million under our ATM Programs.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from offerings of our common stock, including our ATM Programs, proceeds from the issuance of our Series A Preferred Stock, and proceeds from the issuance of our Series B Preferred Stock. At December 31, 2019, we had total indebtedness of $203.2 million, or 25.0% of total assets. During 2020, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 50% of gross asset value; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of 1.20 to 1.00 during the period between December 28, 2018 and December 31, 2020, 1.30 to 1.00 during the period between January 1, 2021 and December 31, 2022 and 1.40 to 1.00 during the period between January 1, 2023 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $373.6 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) must maintain liquidity of (1) for the period between December 31, 2018 and December 31, 2019, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $50 million, (2) on and after January 1, 2020, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $25 million, and (3) on and after January 1, 2021, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the six months after each date of determination and (b) $25 million; and (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of December 31, 2019  (dollars in thousands):

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$203,175	$-	$-	$-	$-	$203,175
(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.25% to 3.25%.

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of December 31, 2019:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.29%	2.25%	4.54%	6/3/2019	8/1/2021
Term Loan under interest rate swap	7,087	1.60%	2.25%	3.85%	8/13/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	162,000	1.69%	3.15%	4.85%	6/25/2019	12/28/2021
	$203,175
(1)	The effective interest rate represents the average on the underlying variable debt unless the cap rate of LIBOR plus 2.50% is reached.

At December 31, 2019, we had $136.1 million of unfunded loan commitments related to our investment portfolio and $0.2 million related to the SL1 Venture. These commitments are funded over the 12-30 months following the investment closing date as construction is completed.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended December 31, 2019, we declared a cash dividend to our stockholders of $0.35 per share, payable on January 15, 2020 to stockholders of record on January 2, 2020. On December 16, 2019, the Company announced that in connection with the Company’s accelerated transition to an equity REIT, the Board of Directors elected to right-size the Company’s annual dividend, effective with the first quarter 2020 dividend payable in April 2020. The Board of Directors determined that the new annual dividend rate with respect to the Company’s Common Stock will be $0.92 per share, payable quarterly at the rate of $0.23 per share, and declared the first quarter dividend at its February 21, 2020 regular meeting. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

Credit Risk

We expect to be subject to varying degrees of credit risk in connection with holding a portfolio of our target investments. We will have exposure to credit risk on our loans. We will seek to manage credit risk by performing deep credit fundamental analysis of potential assets. Credit risk will also be addressed through our on-going review, and investments will be monitored for variance from expected prepayments, defaults, severities, losses and cash flow on a monthly basis. Our investment guidelines do not limit the amount of our equity that may be invested in any type of our target investments. Our investment decisions will depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. As a result, we cannot predict the percentage of our equity that will be invested in any individual target investment at any given time.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the origination or acquisition of our target investments through financings in the form of borrowings under credit facilities (including term loans and revolving facilities in part). We also mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. Interest rate swap agreements are intended to serve as a hedge against future interest rate increases on our borrowings. We also seek to limit the exposure of our borrowings to future fluctuations of interest rates through our use of interest-rate caps and other interest rate hedging instruments.

As of December 31, 2019, the effect of our hedge agreements was to fix the interest rate on our $41.2 million variable rate term loans and $100 million of the $162 million outstanding on our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of December 31, 2019, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	December 31, 2019
Up 100 basis points	$1.4
Down 100 basis points	(1.6)

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

Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which employ estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and management’s projected results.

Market Risk

Our development property investments and bridge investments generally are reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates, capitalization rates, and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2019	December 31, 2018
Up 25 basis points	$(2.1)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.2	2.0

Up 50 basis points	(4.2)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.5	4.1

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2019	December 31, 2018
Up 25 basis points	$(10.2)	$(8.9)
Down 25 basis points	11.1	9.8

Up 50 basis points	(19.4)	(17.0)
Down 50 basis points	23.4	20.5

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Jernigan Capital, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Jernigan Capital, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

February 27, 2020

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
Assets:
Cash and cash equivalents	$3,278	$8,715
Self-Storage Investment Portfolio:
Development property investments at fair value	549,684	373,564
Bridge investments at fair value	-	84,383
Self-storage real estate owned, net	230,844	96,202
Investment in and advances to real estate venture	11,247	14,155
Other loans, at cost	4,713	4,835
Deferred financing costs	4,154	4,619
Prepaid expenses and other assets	8,654	3,702
Fixed assets, net	203	233
Total assets	$812,777	$590,408

Liabilities:
Secured revolving credit facility	$162,000	$-
Term loans, net of unamortized costs	40,791	24,609
Due to Manager	3,164	3,334
Accounts payable, accrued expenses and other liabilities	4,817	2,402
Dividends payable	13,131	12,199
Total liabilities	223,903	42,544

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 133,500 and 125,000 shares issued and outstanding at December 31, 2019 and 2018, respectively, at liquidation preference of $133.5 million and $125.0 million, net of offering costs, respectively	130,637	122,137
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 issued and outstanding as of December 31, 2019 and 2018, at liquidation preference of $39.3 million, net of offering costs	37,298	37,401
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2019 and 2018; 22,423,283 and 20,430,218 issued and outstanding at December 31, 2019 and 2018, respectively	224	204
Additional paid-in capital	426,129	386,394
Retained earnings (Accumulated deficit)	(5,021)	1,728
Accumulated other comprehensive income (loss)	(393)	-
Total equity	588,874	547,864
Total liabilities and equity	$812,777	$590,408

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues:
Interest income from investments	$36,451	$27,576	$11,457
Rental and other property-related income from real estate owned	8,285	3,499	530
Other revenues	357	139	204
Total revenues	45,093	31,214	12,191

Costs and expenses:
General and administrative expenses	8,482	7,270	5,852
Fees to Manager	8,335	7,442	3,453
Property operating expenses of real estate owned	3,994	1,712	271
Depreciation and amortization of real estate owned	6,195	3,425	472
Other expenses	2,186	290	-
Total costs and expenses	29,192	20,139	10,048

Operating income	15,901	11,075	2,143

Other income (expense):
Equity in earnings from unconsolidated real estate venture	567	1,483	2,263
Realized gain on investments	-	619	-
Net unrealized gain on investments	36,402	42,945	10,804
Interest expense	(8,500)	(2,155)	(1,053)
Loss on modification of debt	-	-	(232)
Other interest income	36	399	634
Total other income	28,505	43,291	12,416
Net income	44,406	54,366	14,559
Net income attributable to preferred stockholders	(20,478)	(18,014)	(1,456)
Net income attributable to common stockholders	$23,928	$36,352	$13,103

Basic earnings per share attributable to common stockholders	$1.11	$2.10	$1.10
Diluted earnings per share attributable to common stockholders	$1.11	$2.10	$1.10

Dividends declared per share of common stock	$1.40	$1.40	$1.40

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(in thousands)

	Year ended
	December 31,
	2019	2018	2017
Net Income	$44,406	$54,366	$14,559
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(423)	-	-
Reclassification of realized losses on interest rate swaps	30	-	-
Other comprehensive income (loss)	(393)	-	-

Comprehensive income	$44,013	$54,366	$14,559

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)

									Accumulated Other
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Retained Earnings	Comprehensive	Total Stockholders'	Non-Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	(Accumulated Deficit)	Income (Loss)	Equity	Interests	Total Equity
Balance at December 31, 2016	10,000	$9,448	-	$-	8,956,354	$90	$162,664	$(3,840)	$-	$168,362	$-	$168,362
Issuance of preferred stock	30,000	30,000	-	-	-	-	-	-	-	30,000	-	30,000
Equity offering costs related to issuance of preferred stock	-	(1,684)	-	-	-	-	-	-	-	(1,684)	-	(1,684)
Stock dividend paid on preferred stock	-	-	-	-	64,553	1	1,324	-	-	1,325	-	1,325
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,025,000	40	83,887	-	-	83,927	-	83,927
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,279,706	12	27,831	-	-	27,843	-	27,843
Repurchase and retirement of shares of common stock	-	-	-	-	(7,972)	-	(177)	-	-	(177)	-	(177)
Issuances of stock-based awards	-	-	-	-	111,414	1	(10)	-	-	(9)	-	(9)
Stock-based compensation	-	-	-	-	-	-	1,295	-	-	1,295	-	1,295
Dividends declared on preferred stock	-	-	-	-	-	-	-	(1,456)	-	(1,456)	-	(1,456)
Dividends declared on common stock	-	-	-	-	-	-	-	(18,165)	-	(18,165)	-	(18,165)
Net income	-	-	-	-	-	-	-	14,559	-	14,559	-	14,559
Balance at December 31, 2017	40,000	$37,764	-	$-	14,429,055	$144	$276,814	$(8,902)	$-	$305,820	$-	$305,820
Issuance of preferred stock, net of offering costs	85,000	84,373	1,500,000	35,980	-	-	-	-	-	120,353	-	120,353
At-the-market issuance of preferred stock, net of offering costs	-	-	71,734	1,421	-	-	-	-	-	1,421	-	1,421
Proceeds from issuance of common stock, net of offering costs	-	-	-	-	4,600,000	46	81,097	-	-	81,143	-	81,143
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,002,068	10	20,472	-	-	20,482	-	20,482
Stock dividend paid on preferred stock	-	-	-	-	342,943	3	6,416	-	-	6,419	-	6,419

Repurchase and retirement of shares of common stock	-	-	-	-	(17,514)	-	(333)	-	-	(333)	-	(333)
Issuance of stock-based awards	-	-	-	-	75,333	1	(1)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	1,929	-	-	1,929	-	1,929
Forfeiture and retirement of shares related to stock-based awards	-	-	-	-	(1,667)	-	-	-	-	-	-	-
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(15,389)	-	(15,389)	-	(15,389)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(2,625)	-	(2,625)	-	(2,625)
Dividends declared on common stock	-	-	-	-	-	-	-	(25,722)	-	(25,722)	-	(25,722)
Net income	-	-	-	-	-	-	-	54,366	-	54,366	-	54,366
Balance at December 31, 2018	125,000	$122,137	1,571,734	$37,401	20,430,218	$204	$386,394	$1,728	$-	$547,864	$-	$547,864
Equity offering costs related to issuance of preferred stock	-	-	-	(103)	-	-	-	-	-	(103)	-	(103)
At-the-market issuance of common stock, net of offering costs	-	-	-	-	1,870,761	19	38,057	-	-	38,076	-	38,076
Stock dividend paid on preferred stock	8,500	8,500	-	-	-	-	-	-	-	8,500	-	8,500
Repurchase and retirement of shares of common stock	-	-	-	-	(21,952)	-	(469)	-	-	(469)	-	(469)
Issuance of stock-based awards	-	-	-	-	145,922	1	(1)	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	2,148	-	-	2,148	-	2,148
Forfeiture and retirement of shares related to stock-based awards	-	-	-	-	(1,666)	-	-	-	-	-	-	-
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(17,727)	-	(17,727)	-	(17,727)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(2,751)	-	(2,751)	-	(2,751)
Dividends declared on common stock	-	-	-	-	-	-	-	(30,677)	-	(30,677)	-	(30,677)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-	-	(393)	(393)		(393)
Net income	-	-	-	-	-	-	-	44,406	-	44,406	-	44,406
Balance at December 31, 2019	133,500	$130,637	1,571,734	$37,298	22,423,283	$224	$426,129	$(5,021)	$(393)	$588,874	$-	$588,874

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$44,406	$54,366	$14,559
Adjustments to reconcile net income to net cash used in operating activities:
Interest capitalized on outstanding loans	(28,884)	(22,814)	(8,575)
Realized gain and net unrealized gain on investments	(36,402)	(43,564)	(10,804)
Stock-based compensation	2,148	1,929	1,295
Equity in earnings from unconsolidated self-storage real estate venture	(556)	(1,473)	(2,253)
Return on investment from unconsolidated self-storage real estate venture	443	857	700
Depreciation and amortization	6,262	3,489	534
Amortization of deferred financing costs	1,981	877	373
Loss on modification of debt	-	-	232
Accretion of origination fees	(1,169)	(986)	(629)
Unrealized loss on mark-to-market interest rate cap	100	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,876)	(1,095)	26
Due to Manager	(170)	1,850	476
Accounts payable, accrued expenses, and other liabilities	83	259	495
Net cash used in operating activities	(13,634)	(6,305)	(3,571)

Cash flows from investing activities:
Purchase of corporate fixed assets	(38)	(115)	(46)
Purchase of self-storage real estate owned	(10,469)	(16,383)	(2,856)
Capital additions to self-storage real estate owned	(2,120)	(481)	-
Capital contributions to unconsolidated self-storage real estate venture	(892)	(2,487)	(6,013)
Return of capital from unconsolidated self-storage real estate venture	3,833	-	-
Advances to unconsolidated self-storage real estate venture	(12,733)	(16,242)	(50,396)
Repayment of advances to unconsolidated self-storage real estate venture	12,811	19,045	49,479
Proceeds received from settlement of profits interest	-	619	-
Advances to future development property investments	-	(1,800)	-
Funding of investment portfolio:
Origination fees received in cash	1,207	1,999	4,566
Development property investments and bridge investments	(156,107)	(258,604)	(152,681)
Funding of other loans	(483)	(4,602)	(10,504)
Repayments of investment portfolio investments	362	33,047	27,513
Repayments of other loans	207	1,174	19,332
Net cash used in investing activities	(164,422)	(244,830)	(121,606)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	160,802	31,005	285
Cash received from term loans, net of issuance costs	15,990	24,567	-
Borrowings on senior loan participations	-	-	1,755
Repurchase of senior loan participations	-	(732)	(1,854)
Repayment of Credit Facility	-	(35,000)	(20,000)
Stock repurchase	(469)	(333)	(177)
Net proceeds from issuance of common stock	38,122	101,625	111,761
Net proceeds from issuance of Series A preferred stock	-	84,931	29,964
Net proceeds (offering costs) from issuance of Series B preferred stock	(103)	37,402	-
Dividends paid on Series A preferred stock	(9,080)	(5,032)	(704)
Dividends paid on Series B preferred stock	(2,752)	(1,937)	-
Dividends paid on common stock	(29,891)	(23,623)	(16,249)
Net cash provided by financing activities	172,619	212,873	104,781
Net change in cash and cash equivalents	(5,437)	(38,262)	(20,396)
Cash and cash equivalents at the beginning of the period	8,715	46,977	67,373
Cash and cash equivalents at the end of the period	$3,278	$8,715	$46,977

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data, percentages and as otherwise indicated)

1. ORGANIZATION AND FORMATION OF THE COMPANY

Jernigan Capital, Inc. (together with its consolidated subsidiaries, the “Company”) makes debt and equity investments in self-storage development projects and existing self-storage facilities, most of which were recently constructed, and also owns self-storage facilities. The Company is a Maryland corporation that was organized on October 1, 2014 and completed its initial public offering (the “IPO”) on April 1, 2015. The Company is structured as an Umbrella Partnership REIT (“UPREIT”) and conducts its investment activities through its operating company, Jernigan Capital Operating Company, LLC (the “Operating Company”). Until February 20, 2020, the Company was externally managed by JCAP Advisors, LLC (the “Manager”).

On December 16, 2019, the Company, the Operating Company, the Manager, Dean Jernigan, John A. Good and Jonathan Perry entered into an Asset Purchase Agreement (the “Purchase Agreement”) providing for the acquisition by the Operating Company of substantially all of the operating assets and liabilities of the Manager (the “Internalization”). A special committee of the Board consisting solely of all of the independent and disinterested directors (the “Special Committee”) negotiated the terms of the Internalization on behalf of the Company and the Operating Company. The Purchase Agreement and the Internalization were unanimously approved by the Special Committee, and, upon recommendation by the Special Committee, by the Company’s Board of Directors. On February 20, 2020, the Company held a special meeting of common stockholders, at which the Company’s common stockholders approved the proposal necessary for the completion of the Internalization.

On February 20, 2020, the Company completed the Internalization pursuant to the Purchase Agreement, and the Operating Company issued to the Manager 1,794,872 common units of limited liability company interest in the Operating Company (“OC Units”). In addition, if either (a) the Company’s common stock trades at or above a daily volume weighted average price of $25.00 per share for at least 30 days during any 365-day period prior to December 31, 2024 or (b) there is a change of control of the Company (as defined in the Purchase Agreement) prior to December 31, 2024 that is approved by the Company’s board of directors and the common stockholders of the Company, the Operating Company will issue an additional 769,231 OC Units to the Manager. The OC Units issued in the Internalization are Class B OC Units, so the initial distributions payable on the OC Units issued in the Internalization will be prorated for the number of days during the initial distribution period that such OC Units are outstanding. The Class B OC Units are otherwise identical to Class A OC Units and will automatically convert to Class A OC Units following the initial distribution period.

Upon completion of the Internalization, the Company’s current employees, who were previously employed by our former Manager, became employed by the Company and the functions previously performed by the Manager were internalized by the Company. As an internally managed company, the Company will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

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

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$14	$-	$14	$-
Derivative financial instruments (liability position)	(393)	-	(393)	-
Development property investments	549,684	-	-	549,684

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2018:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Development property investments	$373,564	$-	$-	$373,564
Bridge investments	84,383	-	-	84,383

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

All of the Company’s acquisitions have been asset acquisitions and the Company expects that the majority of future self-storage facility acquisitions will be considered asset acquisitions, however, the Company will continue to evaluate each future acquisition using Accounting Standards Update (“ASU”) 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business to determine whether accounting for a business combination or asset acquisition applies.

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2019, 2018, and 2017.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at December 31, 2019 and 2018. None of these loans are in non-accrual status as of December 31, 2019 and 2018. The Company determined that no allowance for loan loss was necessary at December 31, 2019 and 2018.

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

Debt Issuance Costs

Costs related to the issuance of a debt instrument are deferred and amortized as interest expense over the estimated life of the related debt instrument using the straight-line method, which approximates the effective interest method. If a debt instrument is repurchased, modified, or exchanged prior to its original maturity date, the Company evaluates both the unamortized balance of debt issuance costs as well as any new debt issuance costs, including third party fees, to determine if the costs should be written off to interest expense or, if significant, included in “loss on modification or extinguishment of debt” in the accompanying Consolidated Statements of Operations. Debt issuance costs related to the term loans are presented in the accompanying Consolidated Balance Sheets as a deduction from the carrying amount of the principal balance. Debt issuance costs related to the revolving Credit Facility are presented in the accompanying Consolidated Balance Sheets as Deferred Financing Costs.

Other expenses

Other expenses of $2.2 million during the year ended December 31, 2019 consist of professional costs incurred with respect to ongoing discussions and negotiations related to our Management Agreement. Other expenses of $0.3 million during the year ended December 31, 2018 consist of costs related to the termination of an employee contract and have been expensed as incurred. The Company incurred no other expense during the year ended December 31, 2017.

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

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842), which is the final standard on accounting for leases. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short term leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. The Company does have rental income from month-to-month self-storage leases within the scope of ASU 2016‑02. The Company does not have material amounts of rental or lease expense. The amendments in ASU 2016‑02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company adopted the this new accounting guidance on January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.

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

Consolidated Statements of Cash Flows – Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Interest paid	$5,645	$1,448	$926
Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$8,500	$6,419	$1,325
Dividends declared, but not paid, on preferred stock	5,195	5,049	423
Dividends declared, but not paid, on common stock	7,936	7,150	5,051
Reclassification of self-storage real estate owned	125,715	66,390	12,919
Assumed liabilities with acquisition of self-storage real estate owned	-	252	-
Consideration payable due to acquisition of self-storage real estate owned	-	100	-
Construction and other costs incurred, but not paid, on self-storage real estate owned	50	270	-
Other loans paid off with issuance of development property investments	404	117	1,727
Other deferred fees paid-in-kind	-	500	-
Reclassification of deferred costs to cumulative preferred stock	-	559	1,648

3. SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at December 31, 2019 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 50 investments totaling an aggregate committed principal amount of approximately $608.9 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of December 31, 2019, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan procured or expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.2 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019. The fair value of the investment as of December 31, 2019 is $11.8 million.

The Company has also commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019. The fair value of the investment as of December 31, 2019 is $17.8 million.

As of December 31, 2019, the aggregate committed principal amount of the Company’s development property investments was approximately $608.9 million and outstanding principal was $478.6 million, as described in more detail in the table below, (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,884
8/14/2015	Raleigh (2)(7)	8,792	8,789	3	8,593
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,099
9/20/2016	Charlotte 2 (2)(7)	12,888	12,677	211	13,984
1/18/2017	Atlanta 3 (2)(7)	14,115	13,297	818	16,130
1/31/2017	Atlanta 4 (2)(7)	13,678	13,497	181	17,082
2/24/2017	Orlando 3 (2)(7)	8,056	7,767	289	9,725
2/24/2017	New Orleans (2)(7)	12,549	12,021	528	14,504
2/27/2017	Atlanta 5 (2)(7)	17,492	17,492	-	19,970
3/1/2017	Fort Lauderdale (2)(7)	9,952	9,383	569	13,635
3/1/2017	Houston (2)(9)	14,825	14,825	-	17,820
4/14/2017	Louisville 1 (2)(7)	8,523	7,552	971	9,550
4/20/2017	Denver 1 (2)(7)	9,806	9,616	190	10,947
4/20/2017	Denver 2 (2)(7)	11,164	11,009	155	12,383
5/2/2017	Atlanta 6 (2)(7)	12,543	12,025	518	14,744
5/2/2017	Tampa 2 (2)(7)	8,091	7,644	447	9,196
5/19/2017	Tampa 3 (2)(7)	9,224	8,326	898	10,086
6/12/2017	Tampa 4 (2)(7)	10,266	9,614	652	12,673
6/19/2017	Baltimore 1 (2)(4)(7)	10,775	11,010	274	13,581
6/28/2017	Knoxville (2)(7)	9,115	8,628	487	10,355
6/29/2017	Boston 1 (2)(6)	-	-	-	3,361
6/30/2017	New York City 2 (2)(4)	27,982	28,974	665	31,047
7/27/2017	Jacksonville 3 (2)(7)	8,096	7,751	345	10,129
8/30/2017	Orlando 4 (2)(7)	9,037	8,107	930	10,251
9/14/2017	Los Angeles 1	28,750	10,157	18,593	10,347
9/14/2017	Miami 1 (3)	14,657	12,618	2,039	13,373
9/28/2017	Louisville 2 (2)(7)	9,940	9,530	410	11,688
10/12/2017	Miami 2 (4)	9,459	1,494	8,045	1,280
10/30/2017	New York City 3 (4)	15,301	6,776	8,822	6,383
11/16/2017	Miami 3 (3)(4)	20,168	12,086	8,413	12,898
11/21/2017	Minneapolis 1 (2)(7)	12,674	10,684	1,990	12,290
12/1/2017	Boston 2 (2)(7)	8,771	7,918	853	10,024
12/15/2017	New York City 4 (3)	10,591	6,705	3,886	7,528
12/27/2017	Boston 3	10,174	2,757	7,417	2,674
12/28/2017	New York City 5 (2)	16,073	13,817	2,256	16,373
2/8/2018	Minneapolis 2 (2)(7)	10,543	9,904	639	11,763
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,263	11,807
4/6/2018	Minneapolis 3 (2)(7)	12,883	10,337	2,546	12,043
5/1/2018	Miami 9 (4)	12,421	3,560	9,006	3,427
5/15/2018	Atlanta 7 (3)	9,418	6,563	2,855	7,683
5/23/2018	Kansas City (2)	9,968	8,235	1,733	9,663
6/7/2018	Orlando 5 (2)	12,969	10,340	2,629	11,780
11/16/2018	Baltimore 2	9,247	757	8,490	709
3/1/2019	New York City 6	18,796	3,168	15,628	3,122
4/18/2019	New York City 7 (4)	23,462	7,304	16,287	7,067
		$553,880	$422,034	$135,455	$490,651
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,173	649	9,403

3/15/2019	Stamford (2)(5)	2,904	3,064	-	4,952
5/8/2019	New York City 8 (5)	21,000	21,945	-	22,359
7/11/2019	New York City 9 (5)	13,095	13,526	-	13,489
8/21/2019	New York City 10 (5)	8,674	8,892	-	8,830
		$54,971	$56,600	$649	$59,033

Total investments reported at fair value		$608,851	$478,634	$136,104	$549,684

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(7)	As of December 31, 2019, this investment was pledged as collateral to the Company’s Credit Facility.
(8)

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019.

(9)

The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of December 31, 2019.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2019:

Funded principal	$478,634
Adjustments:
Unamortized origination and other fees	(5,633)
Net unrealized gain on investments	76,767
Other	(84)
Fair value of investments	$549,684

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

(8)	As of December 31, 2018, this investment was pledged as collateral to the Company’s Credit Facility.
(9)	During the year ended December 31, 2019, the Company purchased its partner’s 50.1% Profits Interest in this investment.
(10)

During the year ended December 31, 2019, the Company purchased the interests in the entity that owned the property securing the Miami construction loan in connection with the entry into a settlement agreement related to foreclosure proceedings that the Company had commenced against the borrower.

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

No loans, with the exception of the $14.8 million Houston development property investment, were in non-accrual status as of December 31, 2019, and no loans, with the exception of the $17.7 million Miami construction loan, were in non-accrual status as of December 31, 2018. On July 2, 2019, the Company entered into an agreement pursuant to which it acquired all of the interests in the entity that owned the property securing the Miami construction loan and both parties dismissed all state court litigation related to that loan.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. Prior to the acquisition of the developer’s interest in the bridge investment during the year ended December 31, 2019, the bridge investments would have been accounted for under the equity method had the Company not elected the fair value option or the bridge investments. For these investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $592.3 million and $531.7 million, respectively, at December 31, 2019 and approximated $442.6 million and $395.7 million, respectively, at December 31, 2018. These investees had revenues of approximately $7.4 million and operating expenses of $9.0 million for the year ended December 31, 2019. These investees had revenues of approximately $4.9 million and operating expenses of $4.2 million for the year ended December 31, 2018. During the years ended December 31, 2019 and 2018, no individual investment comprised more than 20% of the Company’s net income.

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

For sixteen of the Company’s development property investments with a Profits Interest as of December 31, 2019 and 2018, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of December 31, 2019 and 2018.

Investments reported at cost (Self-Storage Real Estate Owned)

2019 Activity

On March 8, 2019, the Company purchased 100% of the Class A membership units of the limited liability company that owned the New Haven development property investment with a Profits Interest. On July 2, 2019, the Company acquired all of the interests in the entity that owned the property securing the Miami construction loan. On August 16, 2019, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 2 development property investment with a Profits Interest. On September 17, 2019, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Miami 4, Miami 5, Miami 6, Miami 7 and Miami 8 bridge investments with a Profits Interest. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $138.9 million is primarily comprised of the development property investment or bridge investment at fair value of $125.7 million and the cash consideration of $10.5 million, which is inclusive of paid and accrued transaction costs. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $5.1 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

The basis of the Miami investment acquired on July 2, 2019 is currently presented in land, $3.9 million, and construction-in-progress, $16.5 million within Self-storage real estate owned, net, in the table below. As of December 31, 2019, this facility has not been placed into service. The facility was placed into service on February 10, 2020.

2018 Activity

On January 10, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Jacksonville 1 development property investment with a Profits Interest. On February 2, 2018, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Atlanta 1 and Atlanta 2 development property investments with a Profits Interest. On February 20, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Pittsburgh development property investment with a Profits Interest. On August 31, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte 1 development property investment with a Profits Interest. On December 21, 2018, the Company purchased 100% of the Class A membership units of the limited liability company that owned the New York City 1 development property investment with a Profits Interest. The acquisition date basis of these investments of $83.6 million is primarily comprised of the development property investment at fair value of $66.4 million and the cash consideration paid of $16.8 million, inclusive of transaction costs and assumed liabilities. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $3.0 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

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

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Land	$29,430	$10,797
Building and improvements	186,295	85,067
In-place leases	8,629	3,552
Property equipment	122	13
Construction-in-progress	16,460	670
Accumulated depreciation and amortization	(10,092)	(3,897)
Self-storage real estate owned, net	$230,844	$96,202

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

Financial assets and liabilities that are not measured at fair value on a recurring basis are cash, other loans, receivables, the secured revolving credit facility, term loans and payables, and their carrying values approximate their fair values due to their short-term nature or due to a variable interest rate. Cash, receivables, and payables are categorized as Level 1 instruments in the measurement of fair value. Other loans, the secured revolving credit facility and term loans are categorized as Level 2 instruments in the measurement of fair value as the fair values of these investments are determined using a discounted cash flow model with inputs from third-party pricing sources and similar instruments.

As discussed in Note 8, Risk Management and Use of Financial Instruments, interest rate swaps and interest rate caps are used to manage interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and these instruments are categorized in Level 2 of the fair value hierarchy. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps and interest rate caps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Development property investments with a profits interest and bridge investments

Valuations are determined using an Income Approach analysis, using the discounted cash flow method model, capturing the prepayment penalty / call price schedule as applicable. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. Typically, the calibration is done on an investment level basis. In certain instances, the Company may acquire a portfolio of investments in which case the calibration is done on an aggregate basis to the aggregate net drawn amount as of the date of issuance.

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned when construction is substantially complete through stabilization. For the four development property investments that were 40% complete but for which construction was not substantially complete at December 31, 2019, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Thirty-four development property investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at December 31, 2019. For the Company’s development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of December 31, 2019 and 2018. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of December 31, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	6.89 - 10.16%	8.39%
	Exit date (a)	1.50 - 6.69 years	3.40 years

Option pricing model	Volatility	60.95 - 93.83%	73.24%
	Exit date (a)	1.50 - 6.69 years	3.40 years
	Capitalization rate (b)	4.75 - 5.75%	5.46%
	Discount rate (b)	7.75 - 8.75%	8.46%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)

Thirty-eight properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	December 31, 2019	December 31, 2018
Up 25 basis points	$(2.1)	$(1.9)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	2.2	2.0

Up 50 basis points	(4.2)	(3.9)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	4.5	4.1

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	December 31, 2019	December 31, 2018
Up 25 basis points	$(10.2)	$(8.9)
Down 25 basis points	11.1	9.8

Up 50 basis points	(19.4)	(17.0)
Down 50 basis points	23.4	20.5

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the years ended December 31, 2019, 2018 and 2017.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company were required to liquidate an investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

The following tables present changes in investments that use Level 3 inputs:

	Year ended December 31,
	2019	2018
Balance at beginning of period	$457,947	$234,171
Realized gains	-	(619)
Unrealized gains	36,402	43,564
Fundings of principal and change in unamortized origination fees	152,528	257,454
Repayments of loans	(362)	(33,047)
Payment-in-kind interest	28,884	22,814
Reclassification of self-storage real estate owned	(125,715)	(66,390)
Net transfers in or out of Level 3	-	-
Balance at end of period	$549,684	$457,947

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
	$725

As of December 31, 2019 and 2018, the total net unrealized appreciation on the investments that use Level 3 inputs was $76.8 million and $51.0 million, respectively.

For the years ended December 31, 2019 and 2018,  substantially all of the net unrealized gain on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On September 17, 2019, the SL1 Venture’s loan related to the Washington D.C. development was repaid in full through a refinancing initiated by the SL1 Venture’s partner. The SL1 Venture distributed $15.5 million and $1.7 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Washington D.C. investment at December 31, 2019, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

On November 7, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLC that owned the Raleigh development property investment with a Profits Interest. The SL1 Venture now wholly owns the self-storage property through this LLC. This purchase increased the SL1 Venture’s ownership interest on each development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage properties through these LLCs. The acquisition date basis of this investment of $9.7 million is primarily comprised of the development property investment at fair value.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments.  As of December 31, 2019, the SL1 Venture had six development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$13,114	$753	$16,222
5/14/2015	Miami 2 (2)(3)	14,849	14,519	330	16,588
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,899	331	17,156
4/15/2016	Washington DC (3)(4)	-	-	-	3,339
7/21/2016	New Jersey (3)	7,828	7,357	471	9,036
9/28/2016	Columbia (3)	9,199	9,073	126	10,445
	Total	$58,973	$56,962	$2,011	$72,786
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)

The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

As of December 31, 2018, the SL1 Venture had eleven development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$12,250	$1,617	$14,338
5/14/2015	Miami 2 (2)(3)	14,849	13,961	888	14,562
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,352	878	16,409
4/15/2016	Washington DC (3)	17,269	17,005	264	19,200
4/29/2016	Atlanta 1 (3)(4)	10,223	9,915	308	11,352
7/19/2016	Jacksonville (3)(4)	8,127	7,422	705	11,406
7/21/2016	New Jersey (3)	7,828	5,749	2,079	6,717
8/15/2016	Atlanta 2 (3)(4)	8,772	8,293	479	9,004
8/25/2016	Denver (3)(4)	11,032	10,221	811	12,716
9/28/2016	Columbia (3)	9,199	8,868	331	9,972
12/22/2016	Raleigh (3)(4)	8,877	8,432	445	9,450
	Total	$123,273	$114,468	$8,805	$135,126

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.

(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2018. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(4)

During the year ended December 31, 2019, the SL1 Venture purchased its developer partner’s 50.1% equity interest in this investment. As a result, the SL1 Venture now wholly owns the self-storage property.

As of December 31, 2019, the SL1 Venture had total assets of $139.7 million and total liabilities of $37.6 million. During the year ended December 31, 2019, the SL1 Venture had net income of $5.5 million, of which $0.6 million was allocated to the Company and $4.9 million was allocated to HVP III under the HLBV method. At December 31, 2019, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At December 31, 2019, the Company had $0.3 million in advances to the SL1 Venture, and the related interest on these advances is classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations. The Company has committed to fund fifty percent of costs incurred above and beyond the committed amount of the SL1 Venture loan to three borrowers within the SL1 Venture. These amounts are contractual receivables and earn interest at 6.9%. As of December  31, 2019, the Company has funded $0.4 million related to this arrangement and the maximum estimated potential commitment is $1.2 million.

As of December 31, 2018, the SL1 Venture had total assets of $135.2 million and total liabilities of $0.5 million. During the year ended December 31, 2018, the SL1 Venture had net income of $13.8 million, of which $1.5 million was allocated to the Company and $12.3 million was allocated to HVP III under the HLBV method. At December 31, 2018, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At December 31, 2018, the Company had $0.4 million in advances to the SL1 Venture, and the related interest on these advances is classified in equity in earnings from unconsolidated real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of December 31, 2019 and 2018.

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

The Company has recorded assets of $549.7 million and $457.9 million at December 31, 2019 and 2018, respectively, for its variable interest in the development property and bridge investment VIEs which is included in the development property investments and bridge investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property and bridge investment VIEs is as follows:

	December 31,
	2019	2018
Assets recorded related to VIEs	$549,684	$457,947
Unfunded loan commitments to VIEs	136,104	220,877
Maximum exposure to loss	$685,788	$678,824

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of December 31, 2019 and 2018, the Company’s remaining unfunded commitment to the SL1 Venture is $0.2 million and $0.9 million, respectively. At December 31, 2019 and 2018, the Company had $0.3 million and $0.4 million, respectively, in advances to the SL1 Venture. The Company has committed to fund fifty percent of costs incurred above and beyond the committed amount of the SL1 Venture loan to three borrowers within the SL1 Venture. These amounts are contractual receivables and earn interest at 6.9%. As of December 31, 2019, the Company has funded $0.4 million related to this arrangement and the maximum estimated potential commitment is $1.2 million.

7. DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	December 31, 2019	December 31, 2018
Secured revolving credit facility (1)	December 28, 2021	4.85%	$162,000	$-
Term Loans:
Term loan 1 (2)	August 1, 2021	3.96%	9,150	9,150
Term loan 2 (2)	August 1, 2021	3.96%	7,125	7,125
Term loan 3 (2)	August 1, 2021	3.96%	8,625	8,625
Term loan 4 (2)	August 1, 2021	3.96%	9,188	-
Term loan 5 (2)	August 1, 2021	3.96%	7,087	-
Total Term Loans			41,175	24,900
Term loan debt issuance costs			(384)	(291)
Net Term Loans			40,791	24,609
Total debt			$202,791	$24,609

(1) Includes amounts subject to interest rate cap. Effective interest rate represents the weighted average contractual interest rate before the interest rate cap as of December 31, 2019. See further discussion of interest rate cap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of December 31, 2019. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

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
•

liquidity of (1) for the period between December 31, 2018 and December 31, 2019, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $50 million, (2) on and after January 1, 2020, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (b) $25 million, and (3) on and after January 1, 2021, no less than the greater of (a) future funding commitments of the Company and its subsidiaries for the six months after each date of determination and (b) $25 million.; and

•

a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to the Company’s consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00.

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

As of December 31, 2019, the Company had $162.0 million outstanding under the Credit Facility and $52.2 million of total availability for borrowing under the Credit Facility before considering any amounts outstanding.

As of December 31, 2019, the Company was in compliance with all of the covenants under the Credit Facility.

As of December 31, 2019 and 2018, certain of the Company’s development property investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Credit Facility. In addition, as of December 31, 2019, the Jacksonville 1 and 2, New York City 1, Pittsburgh, Miami 4, Miami 5, Miami 6, Miami 7, and Miami 8 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Credit Facility. As of December 31, 2018, all of the Company’s bridge investments as described in Note 3, Self-Storage Investment Portfolio, as well as the New York City 1 property, which is included in self-storage real estate owned, net, were also pledged as collateral against the Credit Facility.

On January 31, 2020, the Company and the Operating Company entered into the First Amendment to the Credit Facility with KeyBank National Association, as administrative agent, and the other lenders party thereto in order to amend the liquidity covenant to reflect the terms described above under the description of the financial covenants.

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

As of December 31, 2019, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. The Company entered into interest rate swaps for all five of its First Bank Term Loans during the year ended December 31, 2019.

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2019, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of December 31, 2019 and December 31, 2018, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	December 31, 2019	December 31, 2018	Strike	Effective Date	Maturity	December 31, 2019	December 31, 2018
Swap	Cash flow	$9,150	$-	2.2925%	6/3/2019	8/1/2021	$(104)	$-
Swap	Cash flow	7,125	-	2.2925%	6/3/2019	8/1/2021	(81)	-
Swap	Cash flow	8,625	-	2.2925%	6/3/2019	8/1/2021	(98)	-
Swap	Cash flow	9,188	-	2.2925%	6/3/2019	8/1/2021	(105)	-
Swap	Cash flow	7,087	-	1.6025%	8/13/2019	8/1/2021	(5)	-
		$41,175	$-				$(393)	$-

(1) Hedging variable rate Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of December 31, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. As of December 31, 2018, there were no derivative instruments outstanding.  The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCL on Derivative			Gain Reclassified from Accumulated OCL into Interest Expense			Location of Gain Reclassified from Accumulated OCL into Expense
Year ended December 31,	2019	2018	2017	2019	2018	2017
Term loan interest rate contracts	$(423)	$-	$-	$30	$-	$-	Interest Expense

The changes in accumulated other comprehensive income (loss) for years ended December 31, 2019, 2018 and 2017, are summarized as follows (dollars in thousands):

	Year ended
	December 31,
	2019	2018	2017
Accumulated other comprehensive income beginning of period	$-	$-	$-
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(423)	-	-
Reclassification of realized losses on interest rate swaps	30	-	-
Amount included in other comprehensive income (loss)	(393)	-	-
Accumulated other comprehensive income (loss) end of period	$(393)	$-	$-

During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50% that expires on December 28, 2021 (the “Interest Rate Cap Agreement”). The Interest Rate Cap Agreement is for a period equal to the existing term of the Credit Facility (as defined in Note 7, Debt) and has a notional amount equal to or greater than the then outstanding principal balance of the Credit Facility. The Company did not designate the interest rate cap as a hedge. As of December 31, 2019, the net carrying amount of the interest rate cap was $0.01 million and is included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets. There were no interest rate caps outstanding at December 31, 2018.

The following table presents the effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative			Location of Gain (Loss) Recognized in Income on Derivative
Year ended December 31,	2019	2018	2017
Credit Facility interest rate cap	$(100)	$-	$-	Interest Expense

9. STOCKHOLDERS’ EQUITY

The Company had 22,423,283 and 20,430,218 shares of common stock issued and outstanding, which included 216,165 and 159,165 shares of non-vested restricted stock, as of December 31, 2019 and 2018, respectively. The Company had 133,500 and 125,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2019 and 2018, respectively. The Company also had 1,571,734 shares of Series B Preferred Stock issued and outstanding as of December 31, 2019 and 2018.

ATM Program

On December 7, 2018, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under an at the market equity offering program (the “ATM Program”) of up to $100.0 million. As of December  31, 2019, the Company has issued and sold an aggregate of 4,152,535 shares of common stock at a weighted average price of $21.39 per share under the ATM Program and the Company’s previous ATM Programs, receiving net proceeds after commissions and other offering costs of $86.4 million. During the year ended December

31, 2019, the Company issued and sold an aggregate of 1,870,761 shares of common stock at a weighted average price per share of $20.90 under the ATM Program, receiving net proceeds after commissions and other offering costs of $38.1 million.

Stock Repurchase Plan

On May 20, 2016, the Company’s Board of Directors authorized a share repurchase program for the repurchase of up to $10.0 million of the outstanding shares of common stock of the Company. As of December 31, 2019, the Company had repurchased and retired a total of 213,078 shares of its common stock at an aggregate cost of approximately $3.2 million. As of December 31, 2019, the Company has $6.8 million remaining under the Board’s authorization to repurchase shares of its common stock.

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

Restricted Stock Awards

The Second Amended and Restated 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to the Company’s  employees and non-employee directors. As of December 31, 2019 and 2018,  509,509 and 363,587 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested during the year ended December 31, 2019,  107,372 is expected to vest in 2020, 55,711 is expected to vest in 2021 and 53,082 is expected to vest in 2022. Additionally, 1,666 were forfeited during the year ended December 31, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016.  Non-vested shares are earned over the respective vesting period based on a service condition only. Expenses related to restricted stock awards are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. For restricted stock awards issued to employees of the Manager, prior to the adoption of ASU 2018-07, compensation expense was re-measured at each reporting date until service was complete and the restricted shares became vested based on the then current value of the Company’s common stock. The Company early adopted ASU 2018-07 effective April 1, 2018, which established a grant date fair value of $18.10 based on the market value of the award as of April 1, 2018 for all nonemployee awards that have not vested as of April 1, 2018. Furthermore, for future awards, compensation expense is based on the market value of the shares at the grant date.

The Company recognized approximately $2.1 million, $1.9 million and $1.3 million of stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, 2018 and 2017, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.0 million, $2.1 million and $2.7 million, respectively, based on the grant date market value for awards issued to non-employee directors of the Company and the fair value of awards as of the adoption date of ASU 2018-07 for awards issued to employees of the Manager. This cost is expected to be recognized over the remaining weighted average period of 2.0 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

A summary of changes in the Company’s restricted shares of common stock for the years ended December 31, 2019 and 2018 is as follows:

	Year ended December 31,
	2019		2018
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value

Nonvested at beginning of period,	159,165	$18.39	185,002	$21.58
Granted	145,922	21.60	75,333	19.18
Vested	(87,256)	18.95	(99,503)	18.48
Forfeited	(1,666)	18.10	(1,667)	18.10
Nonvested at end of period,	216,165	$20.34	159,165	$18.39

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of and for the year ended December 31, 2019.

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

On October 29, 2019, the Company declared a (i) cash distribution of $17.85 per share of Series A Preferred Stock, payable on January 15, 2020, to holders of Series A Preferred Stock of record on the close of business on January 1, 2020, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on January 15, 2020, to holders of Series A Preferred Stock of record on the close of business on January 1, 2020.

Series B Preferred Stock

As of December 31, 2019, the Company had 3,750,000 shares of its 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

Dividends on the Series B Preferred Stock are payable quarterly in arrears on the fifteenth (15th) day of January, April, July and October of each year (or if not a business day, on the immediately preceding business day) (each, a “dividend payment date”) at a rate equal to 7.00% of the $25.00 per share liquidation preference (equivalent to an annual rate of $1.7500 per share). On or after January 26, 2023, the Series B

Preferred Stock may be redeemed, at the Company’s option, upon not less than 30 nor more than 60 days’ written notice, in whole or in part, at any time and from time to time, for cash at a redemption price equal to $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption. Holders of Series B Preferred Stock will have no right to require the redemption or repurchase of the Series B Preferred Stock. Upon the occurrence of a Change of Control (as defined in the Series B Articles Supplementary), the Company may redeem for cash, in whole or in part, the Series B Preferred Stock within 120 days after the date on which such Change of Control occurred, by paying $25.00 per share, plus any accrued and unpaid dividends (whether or not authorized or declared) to, but excluding, the date fixed for redemption.

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

As of December 31, 2019, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. During the year ended December 31, 2019, the Company made no sales under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

10. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2019:

Date declared	Record date	Payment date	Per share amount	Total amount
February 22, 2019	April 1, 2019	April 15, 2019	$0.35	$7,205
May 1, 2019	July 1, 2019	July 15, 2019	0.35	7,754
July 31, 2019	October 1, 2019	October 15, 2019	0.35	7,783
October 29, 2019	January 2, 2020	January 15, 2020	0.35	7,936

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2019:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
February 22, 2019	April 1, 2019	April 15, 2019	$17.45	$2,219
May 1, 2019	July 1, 2019	July 15, 2019	17.65	2,281
July 31, 2019	October 1, 2019	October 15, 2019	17.84	2,344
October 29, 2019	January 1, 2020	January 15, 2020	17.85	2,382

Stock dividend:
February 22, 2019	April 1, 2019	April 15, 2019 (1)	$16.72	$2,125
May 1, 2019	July 1, 2019	July 15, 2019 (1)	16.44	2,125
July 31, 2019	October 1, 2019	October 15, 2019 (1)	16.18	2,125
October 29, 2019	January 1, 2020	January 15, 2020 (1)	15.92	2,125
(1)	2,125 shares of Series A Preferred Stock were issued at the election of the Holders

The following table summarizes the Company’s dividends declared on its Series B Preferred Stock during the year ended December 31, 2019:

Date declared	Record date	Payment date	Per share amount	Total amount
February 22, 2019	April 1, 2019	April 15, 2019	$0.43750	$688
May 1, 2019	July 1, 2019	July 15, 2019	0.43750	688
July 31, 2019	October 1, 2019	October 15, 2019	0.43750	688
October 29, 2019	January 2, 2020	January 15, 2020	0.43750	688

The following table summarizes the Company’s dividends declared on its common stock during the year ended December 31, 2018:

Date declared	Record date	Payment date	Per share amount	Total amount
February 28, 2018	April 2, 2018	April 13, 2018	$0.35	$5,056
May 2, 2018	July 2, 2018	July 13, 2018	0.35	6,739
July 31, 2018	October 1, 2018	October 15, 2018	0.35	6,777
October 31, 2018	January 2, 2019	January 15, 2019	0.35	7,150

The following table summarized the Company’s dividends declared on its Series A Preferred Stock during the year ended December 31, 2018:

Date declared	Record date	Payment date	Per share amount	Total amount
Cash dividend:
February 28, 2018	April 1, 2018	April 13, 2018	$12.12	$909
May 2, 2018	July 1, 2018	July 13, 2018	16.07	1,767
July 31, 2018	October 1, 2018	October 15, 2018	15.81	1,977
October 31, 2018	January 1, 2019	January 15, 2019	17.89	2,236

Stock dividend:
February 28, 2018	April 1, 2018	April 13, 2018 (1)	$28.33	$2,125
May 2, 2018	July 1, 2018	July 13, 2018 (2)	19.32	2,125
July 31, 2018	October 1, 2018	October 15, 2018 (3)	17.00	2,125
October 31, 2018	January 1, 2019	January 15, 2019 (4)	17.00	2,125
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

11. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares outstanding during the period. All outstanding unvested restricted share awards contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. For the years ended December 31, 2019, 2018 and 2017, the Company’s basic earnings per share is computed using the two-class method, and the Company’s diluted earnings per share is computed using the more dilutive of the treasury stock method or two-class method:

	Year ended December 31,
Shares outstanding	2019	2018	2017
Weighted average common shares - basic	21,391,218	17,111,035	11,735,455
Effect of dilutive securities	197,562	173,125	173,057
Weighted average common shares, all classes	21,588,780	17,284,160	11,908,512

Calculation of Earnings per Share - basic
Net income	$44,406	$54,366	$14,559
Less:
Net income allocated to preferred stockholders	20,478	18,014	1,456
Net income allocated to unvested restricted shares (1)	220	364	188
Net income attributable to common shareholders – two-class method	$23,708	$35,988	$12,915

Weighted average common shares - basic	21,391,218	17,111,035	11,735,455
Earnings per share - basic	$1.11	$2.10	$1.10

Calculation of Earnings per Share - diluted
Net income	$44,406	$54,366	$14,559
Less:
Net income allocated to preferred stockholders	20,478	18,014	1,456
Net income attributable to common shareholders – two-class method	$23,928	$36,352	$13,103

Weighted average common shares - diluted	21,588,780	17,284,160	11,908,512
Earnings per share - diluted	$1.11	$2.10	$1.10

(1)    Unvested restricted shares of common stock participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the years ended December 31, 2019, 2018 and 2017.

12. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at December 31, 2019 and 2018 were $549.7 million and $440.2 million, respectively. The interest income realized and the net unrealized gain from these equity method investments was $63.4 million, $66.2 million and $18.0 million for the years ended December 31, 2019,  2018 and 2017, respectively.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $11.2 million and $14.2 million at December 31, 2019 and 2018, respectively, and the earnings from this venture were $0.6 million, $1.5 million and $2.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Management Agreement

As of December 31, 2019, the Company did not have any employees. Prior to the completion of the Internalization, the Company relied on the personnel, properties and resources of the Manager to conduct its operations. The Company and the Manager were parties to a management agreement (as amended and restated, the “Management Agreement”), which was originally entered into on April 1, 2015 and was amended and restated on May 23, 2016, April 1, 2017 and November 1, 2017. Pursuant to the Management Agreement, the Manager was responsible for (a) the Company’s day-to-day operations (including finance, accounting and investor relations),  (b) determining investment criteria and strategy in conjunction with the Company’s Board of Directors, (c) sourcing, analyzing, originating, underwriting, structuring, and acquiring the Company’s portfolio investments, (d) sourcing, analyzing, procuring and managing the Company’s capital and (e) performing portfolio management duties. The Manager had an Investment Committee that approves investments in accordance with the Company’s investment guidelines, investment strategy, and financing strategy. The Management Agreement was in place as of December 31, 2019, but is of no further force and effect as a result of the Internalization.

Management Fees

Pursuant to the Management Agreement, the Company paid the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity for purposes of calculating the base management fee could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computed the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivered such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $8.3 million,  $6.7 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Incentive Fee

The Manager was also able to earn an incentive fee each fiscal quarter (or part thereof that the Management Agreement is in effect) payable in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

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

Notwithstanding application of the incentive fee formula, any incentive fee earned shall not be paid with respect to any fiscal quarter unless cumulative annual stockholder total return for the four most recently completed fiscal quarters is greater than 8%. Any computed incentive fee earned but not paid because of the foregoing hurdle will accrue until such 8% cumulative annual stockholder total return is achieved. The total return is calculated by adding stock price appreciation (based on the volume-weighted average of the closing price of the Company’s common stock on the NYSE (or other applicable trading market) for the last ten consecutive trading days of the applicable computation period minus the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period) plus dividends per share paid during such computation period, divided by the volume-weighted average of the closing market price of the Company’s common stock for the last ten consecutive trading days of the period immediately preceding the applicable computation period. For purposes of computing the Incentive Fee, “Core Earnings” is defined as (1) net income (loss) determined under GAAP, plus (2) non-cash equity compensation expense, the incentive fee, depreciation and amortization, plus (3) any unrealized losses or other non-cash expense items reflected in GAAP net income (loss), less (4) any unrealized gains reflected in GAAP net income (including any unrealized appreciation with respect to self-storage facilities that the Company has not yet acquired). The amount was adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between the

Manager and the Company’s independent directors and after approval by a majority of the independent directors. In addition, with respect to any self-storage facility acquired by the Company with respect to which it had an outstanding loan as of the time of such acquisition, the amount of Core Earnings determined pursuant to the formula above in the period of such acquisition shall also be increased by the difference between (A) the appraised value, as determined by a nationally recognized, independent third-party appraiser, mutually agreed to by the Company and the Manager, who has significant expertise in valuing self-storage properties, and (B) (i) the outstanding principal amount of any one of the Company’s loans secured by such acquired self-storage facility at the time of such acquisition plus (ii) any other consideration given to the former owner upon such acquisition. This addition is intended to include in Core Earnings the amount of the Company’s unrealized gain on account of its acquisition of a self-storage facility without such facility being sold to a third party buyer in the open market.

The Manager computed the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors.  The incentive fee earned for the year ended December 31, 2018 was $0.7 million, is primarily due to the purchases of developer interests in six self-storage projects during the year, and is presented in the Fees to Manager line item in the Company’s Consolidated Statements of Operations. No incentive fee was earned for any quarter in the years ended December 31, 2019 and 2017.

At December 31, 2019 and 2018, the Company had outstanding fees due to Manager of $3.2 million and $3.3 million, respectively, consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement required that the Company reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager had the ability to engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agreed to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager were reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $4.3 million, $3.8 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

13. COMMITMENTS AND CONTINGENCIES

As described in Note 3, Self-Storage Investment Portfolio, the Company has $136.1 million of unfunded loan commitments related to its investment portfolio. As described in Note 5, Investment in Real Estate Venture, the Company has $0.2 million of unfunded loan commitments to the SL1 Venture.

The following table summarizes the maturities of the Company’s Credit Facility and FirstBank Term Loans as of December 31, 2019:

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$203,175	$-	$-	$-	$-	$203,175
(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.25% to 3.25%.

The Company from time to time may be party to litigation relating to claims arising in the normal course of business. The Company is not aware of any legal claims that could materially impact its financial position, results of operations, or cash flows.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2019:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2019:
Total revenues	$9,884	$10,832	$12,249	$12,128
Net income	$12,114	$14,874	$10,954	$6,465
Net income attributable to common stockholders	$7,082	$9,780	$5,797	$1,270
Net income per common share - basic	$0.35	$0.46	$0.26	$0.06
Net income per common share - diluted	$0.35	$0.46	$0.26	$0.06

The following table summarizes the Company’s quarterly financial results for each quarter of the year ended December 31, 2018:

	For the three month period ended,
	March 31	June 30	September 30	December 31
2018:
Total revenue	$5,216	$7,241	$9,091	$9,666
Net income	$5,354	$10,797	$15,964	$22,251
Net income attributable to common stockholders	$1,759	$6,217	$11,174	$17,202
Net income per common share - basic	$0.12	$0.40	$0.58	$0.87
Net income per common share - diluted	$0.12	$0.40	$0.57	$0.87

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements as of and for the year ended December 31, 2019.

As described in Note 1, Organization and Formation, the Internalization was completed on February 20, 2020. The Internalization has no impact on revenues and the pro forma net income attributable to common stockholders for the year ended December 31, 2019, calculated as if the combination occurred on January 1, 2019 would have been $30,572 (unaudited). The pro forma results are not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

Investment Activity

On February 10, 2020, the Company acquired the remaining interests in six development investments located in Charlotte, Atlanta, Louisville and Knoxville. On February 14, 2020, the Company acquired the remaining interest in two development investments located in Boston and Fort Lauderdale. On February 21, 2020, the Company acquired the remaining interests in a development investment located in Atlanta. the Company acquired the remaining interest in these developments for an aggregate purchase price of approximately $29.6 million, which includes the issuance of 82,526 OC Units.

Capital Activities

As described under Note 7, Debt, on January 31, 2020, the Company and the Operating Company entered into the First Amendment to the Credit Facility with KeyBank National Association and the other lenders party thereto in order to amend the liquidity covenant.

First Quarter Dividend Declarations

On February 21, 2020, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending March 31, 2020. The dividends are payable on April 15, 2020 to holders of Series A Preferred Stock of record on April 1, 2020.

On February 21, 2020, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of  $0.4375 per share for the quarter ending March 31, 2020. The dividends are payable on April 15, 2020 to holders of Series B Preferred Stock of record on April 1, 2020.

On February 21, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share of common stock for the quarter ending March 31, 2020. The dividend is payable on April 15, 2020 to stockholders of record on April 1, 2020.

JERNIGAN CAPITAL, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2019

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost			December 31, 2019
	Square			Buildings and	Costs Subsequent		Buildings and		Accumulated	Year
Description	Footage	Debt	Land	Improvements	to Acquisition	Land	Improvements	Total (2)	Depreciation (3)	Acquired
Ocoee, FL	93,965	$9,150	$1,505	$14,322	$2	$1,505	$14,324	$15,829	$1,532	2017
Fleming Island, FL (1)	59,848	-	1,438	10,195	31	1,438	10,226	11,664	1,100	2018
Marietta, GA	66,187	7,125	1,500	10,166	193	1,500	10,359	11,859	935	2018
Alpharetta, GA	71,718	8,625	3,407	9,764	27	3,407	9,791	13,198	953	2018
Pittsburgh, PA (1)	47,828	-	316	8,609	1,151	316	9,760	10,076	509	2018
Mallard Creek, NC	86,750	9,188	1,445	11,301	35	1,445	11,336	12,781	903	2018
Bay Shore, NY (1)	105,272	-	1,186	24,262	502	1,186	24,764	25,950	1,490	2018
New Haven, CT	64,225	7,087	926	10,125	2	926	10,127	11,053	648	2019
Jacksonville, FL (1)	70,255	-	582	11,022	3	582	11,025	11,607	234	2019
Miami, FL (1)	74,685	-	3,324	20,863	-	3,324	20,863	24,187	525	2019
Miami, FL (1)	77,075	-	996	14,182	1	996	14,183	15,179	192	2019
Miami, FL (1)	76,765	-	3,432	16,643	1	3,432	16,644	20,076	417	2019
Miami, FL (1)	86,450	-	3,637	17,907	-	3,637	17,907	21,544	314	2019
Miami, FL (1)	51,923	-	1,836	13,734	2	1,836	13,736	15,572	340	2019
Subtotal	1,032,946	$41,175	$25,530	$193,095	$1,950	$25,530	$195,045	$220,575	$10,092
Property under development:
Miami, FL	69,823	-	3,900	16,461	-	3,900	16,461	20,361	-	2019
Subtotal	69,823	$-	$3,900	$16,461	$-	$3,900	$16,461	$20,361	$-
Total	1,102,769	$41,175	$29,430	$209,556	$1,950	$29,430	$211,506	$240,936	$10,092
(1)	As of December 31, 2019, this investment was pledged as collateral to the Company’s Credit Facility.
(2)	Total aggregate costs for federal income tax purposes is approximately $186,764.
(3)	The costs of building and improvements are generally depreciated using the straight-line method based on a useful life of 40 years.

December 31, 2019
Self-storage real estate owned:
Balance at beginning of period	$100,099
Acquisitions & improvements	125,047
Construction in progress	15,790
Balance at end of period	$240,936

Accumulated Depreciation:
Balance at beginning of period	$3,897
Depreciation expense	6,195
Dispositions and other	-
Balance at end of period	$10,092

JERNIGAN CAPITAL, INC.

Schedule IV

Mortgage Loans on Real Estate

December 31, 2019

(Dollars in thousands)

Column A		Column B	Column C	Column D	Column E	Column F	Column G	Column H
								Principal Amount
				Periodic		Face	Carrying	of Loans Subject
		Interest	Final Maturity	Payment		Amount of	Amount of	to Delinquent
Description	Location (6)	Rate	Date	Terms	Prior Liens	Loans	Loans (1)	Principal or Interest
Development property investments:
Development investments with a profits interest
Self-storage development project	Milwaukee	6.90%	1-Aug-21	(2)(8)	-	7,648	8,884	-
Self-storage development project	Raleigh	6.90%	1-Sep-21	(2)(8)	-	8,789	8,593	-
Self-storage development project	Austin	6.90%	27-Oct-21	(2)(8)	-	8,136	8,099	-
Self-storage development project	Charlotte	6.90%	20-Sep-22	(2)(8)	-	12,677	13,984	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	13,297	16,130	-
Self-storage development project	Atlanta	6.90%	1-Feb-23	(3)(8)	-	13,497	17,082	-
Self-storage development project	Orlando	6.90%	24-Feb-23	(3)(8)	-	7,767	9,725	-
Self-storage development project	New Orleans	6.90%	24-Feb-23	(3)(8)	-	12,021	14,504	-
Self-storage development project	Atlanta	6.90%	27-Feb-23	(3)(8)	-	17,492	19,970	-
Self-storage development project	Fort Lauderdale	6.90%	28-Feb-23	(3)(8)	-	9,383	13,635	-
Self-storage development project	Houston	12.90%	28-Feb-23	(3)(8)	-	14,825	17,820	14,825
Self-storage development project	Louisville	6.90%	14-Apr-23	(3)(8)	-	7,552	9,550	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	9,616	10,947	-
Self-storage development project	Denver	6.90%	20-Apr-23	(3)(8)	-	11,009	12,383	-
Self-storage development project	Atlanta	6.90%	1-Jun-23	(3)(8)	-	12,025	14,744	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	7,644	9,196	-
Self-storage development project	Tampa	6.90%	1-Jun-23	(3)(8)	-	8,326	10,086	-
Self-storage development project	Tampa	6.90%	1-Jul-23	(3)(8)	-	9,614	12,673	-
Self-storage development project	Baltimore	9.50%	1-Jul-23	(3)(5)(8)	-	11,010	13,581	-
Self-storage development project	Knoxville	6.90%	28-Jun-23	(3)(8)	-	8,628	10,355	-
Self-storage development project	New York City	9.50%	1-Jul-23	(4)(5)(8)	-	28,974	31,047	-
Self-storage development project	Jacksonville	6.90%	27-Jul-23	(3)(8)	-	7,751	10,129	-
Self-storage development project	Orlando	6.90%	1-Sep-23	(3)(8)	-	8,107	10,251	-
Self-storage development project	Los Angeles	6.90%	30-Sep-24	(10)(11)	-	10,157	10,347	-
Self-storage development project	Miami	6.90%	14-Sep-23	(3)(8)	-	12,618	13,373	-

Self-storage development project	Louisville	6.90%	30-Sep-23	(3)(8)	-	9,530	11,688	-
Self-storage development project	Miami	9.50%	1-Nov-23	(3)(5)(8)	-	1,494	1,280	-
Self-storage development project	New York City	9.50%	1-Nov-23	(3)(5)(8)	-	6,776	6,383	-
Self-storage development project	Miami	9.50%	1-Dec-23	(3)(5)(8)	-	12,086	12,898	-
Self-storage development project	Minneapolis	6.90%	21-Nov-23	(3)(8)	-	10,684	12,290	-
Self-storage development project	Boston	6.90%	1-Jan-24	(3)(8)	-	7,918	10,024	-
Self-storage development project	New York City	6.90%	15-Dec-23	(3)(8)	-	6,705	7,528	-
Self-storage development project	Boston	6.90%	27-Dec-23	(3)(9)	-	2,757	2,674	-
Self-storage development project	New York City	6.90%	1-Jan-24	(8)(11)	-	13,817	16,373	-
Self-storage development project	Minneapolis	6.90%	8-Feb-24	(3)(8)	-	9,904	11,763	-
Self-storage development project	Philadelphia	15.50%	1-Apr-24	(3)(5)(8)	-	11,536	11,807	11,536
Self-storage development project	Minneapolis	6.90%	6-Apr-24	(3)(8)	-	10,337	12,043	-
Self-storage development project	Miami	9.50%	1-Jun-24	(3)(5)(8)	-	3,560	3,427	-
Self-storage development project	Atlanta	6.90%	1-Jun-24	(3)(8)	-	6,563	7,683	-
Self-storage development project	Kansas City	6.90%	1-Jun-24	(3)(8)	-	8,235	9,663	-
Self-storage development project	Orlando	6.90%	7-Jun-24	(3)(8)	-	10,340	11,780	-
Self-storage development project	Baltimore	6.90%	16-Nov-24	(3)(7)	-	757	709	-
Self-storage development project	New York City	6.90%	1-Mar-25	(4)(8)	-	3,168	3,122	-
Self-storage development project	New York City	9.50%	17-Apr-25	(4)(5)(8)	-	7,304	7,067	-

					$-	$422,034	$487,290	$26,361
(1)	The face amount of loans in Column F approximate the aggregate cost for federal income tax purposes.
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

(10)

Interest only monthly (funded from interest reserve); balloon payment due at maturity; prepayment penalty - On or before 37th month - no prepayment permitted; on or after 37th month but prior to 49th month, 2%; on or after 49th month but prior to 70th month, 1%; on or after 70th month - no prepayment premium.

(11)	This development property investment with a Profits Interest is a mezzanine loan secured by a first priority security interest in the membership interest of the developer partner of the project.

The following table sets forth the activity of mortgage loans for the year ended December 31, 2019:

Balance as of December 31, 2018	$450,752
Fundings of principal, net of unamortized origination fees	102,787
Reclassification of self-storage real estate owned	(125,715)
Payment-in-kind interest	26,606
Repayments of principal	(362)
Net unrealized gains	33,222
Balance as of December 31, 2019	$487,290

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the 2013 framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of Independent Registered Public Accounting Firm

Not applicable

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in the Company’s Definitive Proxy Statement for its 2020 Annual Stockholders Meeting, to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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

(2)          Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2019

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019

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
2.1

Asset Purchase Agreement, dated December 16, 2019, by and among Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC, JCap Advisors, LLC, Dean Jernigan, John A. Good and Jonathan L. Perry (Incorporated by reference to Exhibit 2.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on December 17, 2019)

3.1

Articles of Amendment and Restatement of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.2

Amended and Restated Bylaws of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 3.2 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 20, 2015)

3.3

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on July 28, 2016)

3.4

Amendment No. 1 to Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

3.5

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.2 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 25, 2018)

3.6

Articles Supplementary of Jernigan Capital, Inc. Designating the Rights and Preferences of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock with respect to the designation of additional shares of 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (Incorporated by reference to Exhibit 3.1 to Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 29, 2018)

4.1

Form of Certification for Common Stock of Jernigan Capital, Inc. (Incorporated by reference to Exhibit 4.1 of Jernigan Capital, Inc.’s Form S-11, as amended (Registration No. 333-202219), filed on March 13, 2015)

4.2*	Description of the Common Stock, $0.01 par value per share, of Jernigan Capital, Inc.
4.3*	Description of the 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock of Jernigan Capital, Inc.
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

10.11	Indemnification Agreement with James D. Dondero (Incorporated by reference to Exhibit 10.1 to Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on August 8, 2016)

Exhibit Number	Description
10.12	Indemnification Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.13†	Restricted Stock Agreement with Kelly P. Luttrell (Incorporated by reference to Exhibit 99.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on May 3, 2017)
10.14†

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

10.19	Indemnification Agreement with Jonathan L. Perry, dated as of June 4, 2018 (Incorporated by reference to Exhibit 10.19 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)
10.20

Amendment No. 1 to the Stock Purchase Agreement dated as of July 25, 2018 by and between Jernigan Capital, Inc. and certain funds managed or advised by Highland Capital Management, L.P. (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on August 2, 2018)

10.21

Amendment No. 1 to the Credit Agreement dated as of January 16, 2018 by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., as joint lead arranger, Raymond James Bank, N.A., as joint lead arranger and syndication agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 2, 2018)

10.22

Term Loan Agreement, dated as of August 17, 2018, by and between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.23

Term Loan Agreement, dated as of August 17, 2018, by and between Franklin Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.24

Term Loan Agreement, dated as of August 17, 2018, by and between Storage Builders II, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.3 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.25

First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.25 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.26

First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between Franklin Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.26 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.27

First Amendment to Term Loan Agreement dated as of August 17, 2018 by and between Storage Builders II, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.27 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.28

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.28 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.29

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Franklin Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.29 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

Exhibit Number	Description
10.30

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Storage Builders II, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.30 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.31

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.4 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.32

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.33

Guaranty Agreement, dated as of August 17, 2018, by and between Jernigan Capital Operating Company, LLC, and its subsidiary party thereto, in favor of FirstBank (Incorporated by reference to Exhibit 10.6 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on August 22, 2018)

10.34

Indemnification Agreement with Randall L. Churchey, dated as of December 6, 2018 (Incorporated by reference to Exhibit 10.35 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)

10.35	Indemnification Agreement with Rebecca Owen, dated as of December 6, 2018 (Incorporated by reference to Exhibit 10.36 of Jernigan Capital, Inc.’s Annual Report on Form 10-K, filed on March 1, 2019)
10.36

Amended and Restated Credit Agreement, dated December 28, 2018, by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc., Raymond James Bank, N.A. and BMO Capital Markets Corp., as joint lead arrangers and syndication agents, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 2, 2019)

10.37

Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of December 28, 2018, by and among the Jernigan Capital, Inc. and its subsidiaries party there to, in favor of KeyBank National Association and the other lenders under the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on January 2, 2019)

10.38

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between McGinnis Ferry Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.28 of Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019)

10.39

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Franklin Owner, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.29 of Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019)

10.40

Second Amendment to Term Loan Agreement dated as of January 18, 2019 between Storage Builders II, LLC, as borrower, and FirstBank, as lender (Incorporated by reference to Exhibit 10.30 of Jernigan Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019)

10.41

Letter Agreement, dated as of January 28, 2019, by and between HVP III Storage Lenders Investor, LLC and Jernigan Capital Operating Company, LLC amending the terms of the Limited Liability Company Agreement of Storage Lenders LLC (Incorporated by reference to Exhibit 10.4 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on May 2, 2019)

10.42†

Jernigan Capital, Inc. Second Amended and Restated 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Form S-8 (Registration No. 333-231158), filed on May 1, 2019)

10.43

Amendment to the Limited Liability Company Agreement of Storage Lenders LLC, dated March 28, 2019 (Incorporated by reference to Exhibit 10.5 of Jernigan Capital, Inc.’s Quarterly Report on Form 10-Q, filed on May 2, 2019)

10.44

Amendment No. 4 to the Limited Liability Company Agreement of Jernigan Capital Operating Company, LLC (Incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on December 17, 2019)

10.45†

Employment Agreement, dated as of December 16, 2019, by and among John A. Good and Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Management LLC (Incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on December 17, 2019)

10.46†

Employment Agreement, dated as of December 16, 2019, by and among Jonathan L. Perry and Jernigan Capital, Inc., Jernigan Capital Operating Company, LLC and JCAP Management LLC (Incorporated by reference to Exhibit 10.3 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on December 17, 2019)

Exhibit Number	Description
10.47*

First Amendment to First Amended and Restated Credit Agreement, dated January 31, 2020, by and among Jernigan Capital Operating Company, LLC, Jernigan Capital, Inc., KeyBank National Association, as administrative agent, and the other lenders party thereto.

21.1*	Subsidiaries of Registrant
23.1*	Consent of Grant Thornton LLP
31.1*	Rule 13a-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

†Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date:	February 27, 2020	By:	/s/ JOHN A. GOOD
John A. Good
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 27, 2020	By:	/s/ JOHN A. GOOD
John A. Good
Chief Executive Officer and Chairman of the Board
(principal executive officer)

Date:	February 27, 2020	By:	/s/ KELLY P. LUTTRELL
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Corporate
Secretary and Treasurer
(principal financial and accounting officer)

Date:	February 27, 2020	By:	/s/ MARK O. DECKER
Mark O. Decker
Director

Date:	February 27, 2020	By:	/s/ JAMES D. DONDERO
James D. Dondero
Director

Date:	February 27, 2020	By:	/s/ REBECCA OWEN
Rebecca Owen
Director

Date:	February 27, 2020	By:	/s/ HOWARD A. SILVER
Howard A. Silver
Director

Date:	February 27, 2020	By:	/s/ HARRY J. THIE
Harry J. Thie
Director