Form 10-Q
period 2020-03-31
Jernigan Capital, Inc.
filed 2020-05-08
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, Jernigan Capital, Inc. had 23,271,648 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	March 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$7,341	$3,278
Self-Storage Investment Portfolio:
Development property investments at fair value	427,435	549,684
Self-storage real estate owned, net	384,424	230,844
Investment in and advances to self-storage real estate venture	6,113	11,247
Other loans, at cost	219	4,713
Deferred financing costs	7,752	4,154
Prepaid expenses and other assets	7,925	8,654
Fixed assets, net	200	203
Total assets	$841,409	$812,777

Liabilities:
Secured revolving credit facility	$198,000	$162,000
Term loans, net of unamortized costs	40,851	40,791
Due to Manager	-	3,164
Accounts payable, accrued expenses and other liabilities	7,703	4,817
Dividends payable	10,751	13,131
Total liabilities	257,305	223,903

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 135,625 and 133,500 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively, at liquidation preference of $135.6 million and $133.5 million, net of offering costs, respectively	132,762	130,637
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of March 31, 2020 and December 31, 2019, at liquidation preference of $39.3 million, net of offering costs	37,298	37,298
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2020 and December 31, 2019; 23,271,859 and 22,423,283 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	232	224
Additional paid-in capital	450,318	426,129
Accumulated deficit	(68,417)	(5,021)
Accumulated other comprehensive income (loss)	(1,002)	(393)
Total Jernigan Capital, Inc. stockholders' equity	551,191	588,874
Non-controlling interests	32,913	-
Total equity	584,104	588,874
Total liabilities and equity	$841,409	$812,777

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
Revenues:
Interest income from investments	$7,758	$8,212
Rental and other property-related income from real estate owned	3,878	1,450
Other revenues	61	222
Total revenues	11,697	9,884

Costs and expenses:
General and administrative expenses	2,764	1,762
Fees to Manager	1,230	2,003
Property operating expenses of real estate owned	2,047	762
Depreciation and amortization of real estate owned	3,584	1,029
Goodwill impairment loss	4,738	-
Internalization expenses	37,783	-
Total costs and expenses	52,146	5,556

Operating income (loss)	(40,449)	4,328

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(165)	156
Net unrealized gain (loss) on investments	(10,962)	8,830
Interest expense	(3,212)	(1,213)
Other interest income	6	13
Total other income (loss)	(14,333)	7,786
Net income (loss)	$(54,782)	$12,114
Net income attributable to preferred stockholders	(5,207)	(5,032)
Less: Net loss attributable to non-controlling interests	1,947	-
Net income (loss) attributable to common stockholders	$(58,042)	$7,082

Basic earnings (loss) per share attributable to common stockholders	$(2.53)	$0.35
Diluted earnings (loss) per share attributable to common stockholders	$(2.53)	$0.35

Dividends declared per share of common stock	$0.23	$0.35

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three months ended
	March 31,
	2020	2019
Net Income (loss)	$(54,782)	$12,114
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(682)	-
Reclassification of realized losses on interest rate swaps	51	-
Other comprehensive income (loss)	(631)	-
Comprehensive income (loss)	(55,413)	12,114
Less: Net loss attributable to non-controlling interest	1,947	-
Less: Other comprehensive income (loss) attributable to non-controlling interest	22	-
Comprehensive income (loss) attributable to common stockholders	$(53,444)	$12,114

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

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2019	133,500	$130,637	1,571,734	$37,298	22,423,283	$224	$426,129	$(5,021)	$(393)	$588,874	$-	$588,874
At-the-market issuance of common stock, net of offering costs	-	-	-	-	810,000	8	15,064	-	-	15,072	-	15,072
Issuance of Operating Company (“OC”) Units for property acquisitions	-	-	-	-	-	-	-	-	-	-	1,536	1,536
Issuance of OC Units for Internalization	-	-	-	-	-	-	8,554	-	-	8,554	33,538	42,092
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(1,926)	-	(36)	-	-	(36)	-	(36)
Issuance of stock-based awards	-	-	-	-	40,502	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	607	-	-	607	-	607
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,519)	-	(4,519)	-	(4,519)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,354)	-	(5,354)	-	(5,354)
Distributions declared to Non-controlling interests										-	(192)	(192)
Other comprehensive income (loss) - derivative instruments									(609)	(609)	(22)	(631)
Net income (loss)	-	-	-	-	-	-	-	(52,835)	-	(52,835)	(1,947)	(54,782)
Balance at March 31, 2020	135,625	$132,762	1,571,734	$37,298	23,271,859	$232	$450,318	$(68,417)	$(1,002)	$551,191	$32,913	$584,104

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(54,782)	$12,114
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(6,104)	(6,932)
Net unrealized (gain) loss on investments	10,962	(8,830)
Stock-based compensation	607	359
Equity in (earnings) losses from unconsolidated self-storage real estate venture	168	(154)
Return on investment from unconsolidated self-storage real estate venture	94	52
Depreciation and amortization	3,602	1,043
Amortization of deferred financing costs	598	462
Internalization – settlement of preexisting contractual relationship	37,353	-
Goodwill impairment loss	4,738	-
Accretion of origination fees	(265)	(257)
Unrealized gain on mark-to-market interest rate cap	(5)	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(276)	(71)
Due to Manager	(3,165)	(1,068)
Accounts payable, accrued expenses, and other liabilities	690	311
Net cash used in operating activities	(5,785)	(2,971)

Cash flows from investing activities:
Purchase of corporate fixed assets	(14)	(1)
Purchase of self-storage real estate owned	(26,630)	(2,636)
Capital additions to self-storage real estate owned	(241)	(335)
Capital contributions to unconsolidated self-storage real estate venture	(166)	(216)
Return of capital from unconsolidated self-storage real estate venture	4,683	2,106
Advances to unconsolidated self-storage real estate venture	-	(12,304)
Repayment of advances to unconsolidated self-storage real estate venture	355	12,310
Funding of investment portfolio:
Origination fees received in cash	-	217
Development property and bridge investments	(8,573)	(29,548)
Funding of other loans	-	(185)
Repayments of investment portfolio investments	-	342
Repayments of other loans	4,196	2
Net cash used in investing activities	(26,390)	(30,248)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	32,164	26,793
Cash received from term loans, net of issuance costs	-	9,069
Stock repurchase	(36)	(73)
Net proceeds from issuance of common stock	15,116	2,752
Net proceeds (offering costs) from issuance of Series B preferred stock	-	(103)
Dividends paid on Series A preferred stock	(2,382)	(2,236)
Dividends paid on Series B preferred stock	(688)	(688)
Dividends paid on common stock	(7,936)	(7,150)
Net cash provided by financing activities	36,238	28,364
Net change in cash and cash equivalents	4,063	(4,855)
Cash and cash equivalents at the beginning of the period	3,278	8,715
Cash and cash equivalents at the end of the period	$7,341	$3,860

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

On February 20, 2020, the Company completed the Internalization pursuant to the Purchase Agreement, and the Operating Company issued to the Manager 1,794,872 common units of limited liability company interest in the Operating Company (“OC Units”). In addition, if either (a) the Company’s common stock trades at or above a daily volume weighted average price of $25.00 per share for at least 30 days during any 365-day period prior to December 31, 2024 or (b) there is a change of control of the Company (as defined in the Purchase Agreement) prior to December 31, 2024 that is approved by the Company’s Board of Directors and the common stockholders of the Company, the Operating Company will issue an additional 769,231 OC Units to the Manager. The OC Units issued in the Internalization were Class B OC Units, so the initial distributions payable on the OC Units issued in the Internalization were prorated for the number of days during the initial distribution period that such OC Units were outstanding. The Class B OC Units were otherwise identical to Class A OC Units and automatically converted to Class A OC Units following the initial distribution period that ended April 15, 2020.

Upon completion of the Internalization, the Company’s current employees, who were previously employed by the Manager, became employees of the Company and the functions previously performed by the Manager were internalized by the Company. As an internally managed company, the Company will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement (as defined in Note 11).

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

Investments and Election of Fair Value Option of Accounting for Certain Investments

The Company has elected the fair value option of accounting for all of its development property investments that are required under GAAP to be accounted for under the equity method, in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance including its revenues and value inherent in the Company’s equity participation in development projects. Changes in the fair value of these investments are recorded in net unrealized gain (loss) on investments within other income. Interest income is reported in interest income from investments in the Consolidated Statements of Operations and is not included in the net unrealized gain on investments within other income. All direct loan costs are charged to expense as incurred.

Each loan investment, including those recorded at cost and presented on the Consolidated Balance Sheets as other loans, is evaluated for impairment on a periodic basis. For loans carried at fair value, indicators of impairment are reflected in the measurement of the loan. For loans that are carried at cost, the Company estimates an allowance for loan loss at each reporting date. In evaluating loan impairment, the Company also periodically evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower on a loan by loan basis. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the property, including the impact of the COVID-19 pandemic on property operations. In addition, the Company considers the overall economic environment, real estate sector and geographic sub-market in which the borrower operates. A loan will be considered impaired when, based on current information and events, it is probable that the loan will not be collected according to the contractual terms of the loan agreement. Factors to be considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Realized Gains and Net Unrealized Gain (Loss) on Investments

The Company measures realized gains by the difference between the net proceeds resulting from the sale of a self-storage property underlying one of the Company’s loan investments, excluding any prepayment penalties paid to the Company in connection with the repayment of the loan secured by the self-storage property, which are recognized in interest income from investments, and the cost basis of the investment, without regard to unrealized gain or loss previously recognized. “Net unrealized gain (loss) on investments” reflects the unrealized gains and losses recognized on certain investments during the reporting period, including any reversal of previously recorded unrealized gains when gains are realized. All fluctuations in fair value are included in net unrealized gain (loss) on investments on the Consolidated Statements of Operations.

Fair Value Measurement

The Company carries certain financial instruments at fair value because it has elected to apply the fair value option on an instrument by instrument basis under ASC 825-10. The Company’s financial instruments consist of cash, development property investments (which are generally structured as first mortgages and a 49.9% Profits Interest in the project), the investment in self-storage real estate venture, other loans, receivables, the secured revolving Credit Facility (as defined below), the term loans, payables, and derivative financial instruments.

The following table presents the financial instruments measured at fair value on a recurring basis at March 31, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$31	$-	31	-
Derivative financial instruments (liability position)	(1,024)	-	(1,024)	-
Development property investments	427,435	-	-	427,435

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$14	$-	$14	$-
Derivative financial instruments (liability position)	(393)	-	(393)	-
Development property investments	549,684	-	-	549,684

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

The changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. In accordance with ASU 2017-12, Derivatives and Hedging (Topic 815) as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there is no longer the requirement for periodic measurement or recognition of ineffectiveness. Rather, the full impact of hedge gains and losses will be recognized in the period in which hedged transactions impact earnings, regardless of whether or not economic mismatches exist in the hedging relationship. Amounts reported in “Accumulated other comprehensive income (loss)” related to derivatives designated as qualifying cash flow hedges will be reclassified to interest expense as interest payments are made on the Company's variable rate or fixed rate debt. Changes in fair value for financial instruments not designated as cash flow hedges are recognized in earnings within interest expense in the Consolidated Statements of Operations.

Self-Storage Real Estate Owned

To date, all self-storage real estate owned has consisted of self-storage facilities that were developed and constructed with financing provided by the Company. Each facility collateralized a mortgage loan that, together with the related Profits Interest, was reported by the Company as a development property investment carried at fair value. Each such property became self-storage real estate owned during the period when the Company acquired the developer’s interest in the entity that owns the facility. After such time, fair value accounting for such investment ceases.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the cost to an intangible asset attributable to the value of in-place leases. This intangible asset is amortized to expense over the expected remaining term of the respective leases, which is generally one year. Substantially all the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the basis for an acquired property has been allocated to above- or below-market lease intangibles. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is frequent.

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2020 or during the year ended December 31, 2019.

Cash and Cash Equivalents

Cash, investments in money market accounts and certificates of deposit with original maturities of three months or less are considered to be cash equivalents. The Company places its cash and cash equivalents primarily with three financial institutions, and the balance at two of the financial institutions exceeds the Federal Deposit Insurance Corporation insurance limit.

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at March 31, 2020 and December 31, 2019. None of these loans are in non-accrual status as of March 31, 2020 and December 31, 2019. The Company determined that no allowance for loan loss was necessary at March 31, 2020 and December 31, 2019.

Fixed Assets

Fixed assets are recorded at cost and consist of furniture, office and computer equipment, and software. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to seven years. Prior to the Internalization, fixed assets were generally purchased by the Manager and the cost reimbursed by the Company. Maintenance and repair costs are charged to expense as incurred. Upon sale or retirement, the asset cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in income.

Goodwill

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired.  During the three months ended March 31, 2020, the Company recorded $4.7 million of Goodwill related to the Internalization, and the Company has one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization, the Company determined that dramatically deteriorating macroeconomic conditions driven by the impact of the COVID-19 pandemic on capital markets, and specifically the Company’s market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other, since the Company’s common stock is traded in an active market, the Company calculated its fair value primarily based on the Company’s market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below the Company’s carrying value.  As a result, the Company recorded a goodwill impairment loss of $4.7 million for the three months ended March 31, 2020, and there is no Goodwill as of March 31, 2020 or December 31, 2019.

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

Internalization Expenses

As described in Note 1, Organization and Formation, the Internalization was completed on February 20, 2020. The total amount of consideration for the Internalization was $42.1 million, as described in Note 1 and shown in the table below:

OC Units issuable as Initial Consideration(1):	$33,538
OC Units contingently issuable as Earn Out Consideration(2):	8,554
$42,092
(1)

Represents the fair value of 1,794,872 OC Units issuable as the Initial Consideration based upon the Company's closing stock price as of February 20, 2020 of $20.31 adjusted for an 8% marketability discount for the fair value impact of the one year holding period and annual limits on selling of OC Units.

(2)

Represents the fair value of 769,231 OC Units issuable as the Earn Out Consideration contingent upon (1) the Company’s common stock trading at or above a daily volume weighted price of $25.00 per share for at least 30 days during any trailing 365-day period prior to December 31, 2024, or (2) a change of control of the Company that is approved by the board of directors and stockholders of the Company occurring prior to December 31, 2024, based on a Black-Scholes Merton valuation of the OC Units.  The significant assumptions utilized in the valuation of the Earn Out Consideration were a risk-free rate of 1.41%, a dividend yield of 4.53%, volatility of 27%, and a marketability discount of 8%.

In accordance with ASC 805, Business Combinations, the portion of the Internalization transaction price attributed to the settlement of a preexisting contractual relationship (the Management Agreement) of $37.4 million was recognized immediately as internalization expenses for the three months ended March 31, 2020 and the $4.7 million of excess consideration paid over the fair value of underlying identifiable net assets of businesses acquired was recorded as Goodwill. As part of the Internalization, the Company also incurred $0.4 million of acquisition-related expenses. These acquisition-related expenses were recognized in earnings immediately and are included within Internalization expenses for the three months ended March 31, 2020.

The table below presents the revenue and net income of the business combination on a pro forma basis as if the Internalization occurred on January 1, 2019. As the Manager’s historical revenues were entirely comprised of amounts received from the Company for management services performed by the Manager and intercompany amounts are eliminated in consolidation, there was no pro forma adjustment to the Company’s revenue for the three months ended March 31, 2020 and 2019.  Pro forma net loss for the three months ended March 31, 2020 includes the elimination of non-recurring expenses for the settlement of the pre-existing contractual agreement of $37.4 million and acquisition related expenses of $0.4 million. Pro forma adjustments for the periods ended March 31, 2020 and 2019, also include the impact of additional compensation expense for employees previously employed by the Manager and the elimination of fees paid to the Manager. The pro forma results are not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Pro forma total revenue (unaudited)	$11,697	$9,884
Pro forma net income (loss) allocable to common shares (unaudited)	(19,998)	7,618

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

Earnings per Share (“EPS”)

Basic EPS includes only the weighted average number of common shares outstanding during the period. Diluted EPS includes the weighted average number of common shares and the dilutive effect of restricted stock, accrued stock dividends, and redeemable OC Units when such instruments are dilutive.

All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are treated as participating in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted EPS must be applied. Beginning on the first anniversary of the date of issuance, OC Units may be tendered for redemption by the holder thereof for cash per OC Unit equal to the then-current market price of the Company’s common stock, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis and the income allocable to such OC Units is allocated on this same basis and reflected as non-controlling interests in the accompanying consolidated financial statements. The Company’s diluted earnings per share represents the more dilutive of the treasury stock or two-class methods and OC Units are included in dilutive earnings per share calculations when the units are dilutive to earnings per share. Net losses are not attributed to participating securities and net loss attributable to common shareholders is adjusted for dividends declared on unvested restricted shares in periods with a net loss. Diluted earnings per share includes contingently issuable OC Units only if the market condition would have been met had the end of the reporting period been the measurement period. Stock awards with a market condition do not participate in nonforfeitable rights to dividends and are excluded from the calculation of diluted EPS.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Three months ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$2,545	$556

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$2,125	$2,125
Dividends declared, but not paid, on preferred stock	5,207	5,032
Dividends declared, but not paid, on common stock	5,354	7,205
Reclassification of development property investments to self-storage real estate owned	126,225	8,351
Reclassification of other assets and liabilities to self-storage real estate owned	1,798	-
OC Units issued for self-storage real estate owned acquisitions	1,536	-
OC Units issued for Internalization	33,538	-
Contingent consideration for Internalization	8,554	-

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at March 31, 2020 consisted of the following:

Investments reported at fair value

•

Development Property Investments - The Company had 41 investments totaling an aggregate committed principal amount of approximately $501.8 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of March 31, 2020, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan procured or expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2020.

The Company has also commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2020.

As of March 31, 2020, the aggregate committed principal amount of the Company’s development property investments was approximately $501.8 million and outstanding principal was $390.1 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,503
8/14/2015	Raleigh (2)(7)	8,792	8,789	3	8,558
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,111
2/24/2017	Orlando 3 (2)(7)	8,056	7,905	151	9,741
2/24/2017	New Orleans (2)(7)	12,549	12,148	401	14,383
3/1/2017	Houston (2)(9)	14,825	14,825	-	17,820
4/20/2017	Denver 1 (2)(7)	9,806	9,789	17	10,420
4/20/2017	Denver 2 (2)(7)	11,164	11,009	155	10,904
5/2/2017	Tampa 2 (2)(7)	8,091	7,776	315	9,156
5/19/2017	Tampa 3 (2)(7)	9,224	8,470	754	10,079
6/12/2017	Tampa 4 (2)(7)	10,266	9,808	458	12,748
6/19/2017	Baltimore 1 (2)(4)(7)	10,775	11,204	162	13,421
6/29/2017	Boston 1 (2)(6)	-	-	-	3,700
6/30/2017	New York City 2 (2)(4)	27,982	29,692	163	29,063
7/27/2017	Jacksonville 3 (2)(7)	8,096	7,889	207	10,061
8/30/2017	Orlando 4 (2)(7)	9,037	8,156	881	10,132
9/14/2017	Los Angeles 1	28,750	10,393	18,357	10,365
9/14/2017	Miami 1 (3)	14,657	13,417	1,240	14,215
9/28/2017	Louisville 2 (2)(7)	9,940	9,695	245	11,252
10/12/2017	Miami 2 (4)(10)	9,459	1,528	8,023	1,287
10/30/2017	New York City 3 (4)(10)	15,301	6,932	8,717	6,426
11/16/2017	Miami 3 (3)(4)	20,168	13,714	6,879	14,979
11/21/2017	Minneapolis 1 (2)(7)	12,674	11,281	1,393	12,079
12/15/2017	New York City 4 (3)	10,591	7,705	2,886	8,835
12/27/2017	Boston 3 (10)	10,174	2,805	7,369	2,683
12/28/2017	New York City 5 (2)	16,073	14,991	1,082	17,657
2/8/2018	Minneapolis 2 (2)(7)	10,543	10,077	466	10,368
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,264	11,807
4/6/2018	Minneapolis 3 (2)(7)	12,883	10,898	1,985	11,713
5/1/2018	Miami 9 (4)(10)	12,421	3,642	8,951	3,424
5/15/2018	Atlanta 7 (2)	9,418	6,923	2,495	8,045
5/23/2018	Kansas City (2)	9,968	8,423	1,545	9,750
6/7/2018	Orlando 5 (2)	12,969	11,206	1,763	12,480

11/16/2018	Baltimore 2 (10)	9,247	770	8,477	706
3/1/2019	New York City 6	18,796	3,572	15,224	3,462
4/18/2019	New York City 7 (4)	23,462	9,823	13,827	9,451
		$446,803	$332,575	$118,379	$367,784
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,332	649	9,579
3/15/2019	Stamford (2)(5)	2,904	3,115	-	5,167
5/8/2019	New York City 8 (5)	21,000	22,306	-	22,384
7/11/2019	New York City 9 (5)	13,095	13,751	-	13,588
8/21/2019	New York City 10 (5)	8,674	9,041	-	8,933
		$54,971	$57,545	$649	$59,651

Total investments reported at fair value		$501,774	$390,120	$119,028	$427,435

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)

Construction at the facility was substantially complete and/or certificate of occupancy had been received as of March 31, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

(3)

Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of March 31, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.

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

(7)	As of March 31, 2020, this investment was pledged as collateral to the Company’s Credit Facility.
(8)

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $4.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of March 31, 2020.

(9)

The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $1.3 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of March 31, 2020.

(10)

The Company has re-assessed these development property investments for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The Company and its respective developer partners on these investments are in active dialogues concerning the repayment of its outstanding principal along with any current and future accrued interest.

The following table provides a reconciliation of the funded principal to the fair market value of investments at March 31, 2020:

Funded principal	$390,120
Adjustments:
Unamortized origination and other fees	(4,709)
Net unrealized gain (loss) on investments	42,108
Other	(84)
Fair value of investments	$427,435

As of December 31, 2019, the aggregate committed principal amount of the Company’s development property investments was approximately $608.9 million and outstanding principal was $478.6 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,884
8/14/2015	Raleigh (2)(7)	8,792	8,789	3	8,593
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,099
9/20/2016	Charlotte 2 (2)(7)(10)	12,888	12,677	211	13,984
1/18/2017	Atlanta 3 (2)(7)(10)	14,115	13,297	818	16,130
1/31/2017	Atlanta 4 (2)(7)(10)	13,678	13,497	181	17,082
2/24/2017	Orlando 3 (2)(7)	8,056	7,767	289	9,725
2/24/2017	New Orleans (2)(7)	12,549	12,021	528	14,504
2/27/2017	Atlanta 5 (2)(7)(10)	17,492	17,492	-	19,970
3/1/2017	Fort Lauderdale (2)(7)(10)	9,952	9,383	569	13,635
3/1/2017	Houston (2)(9)	14,825	14,825	-	17,820
4/14/2017	Louisville 1 (2)(7)(10)	8,523	7,552	971	9,550
4/20/2017	Denver 1 (2)(7)	9,806	9,616	190	10,947
4/20/2017	Denver 2 (2)(7)	11,164	11,009	155	12,383
5/2/2017	Atlanta 6 (2)(7)(10)	12,543	12,025	518	14,744
5/2/2017	Tampa 2 (2)(7)	8,091	7,644	447	9,196
5/19/2017	Tampa 3 (2)(7)	9,224	8,326	898	10,086
6/12/2017	Tampa 4 (2)(7)	10,266	9,614	652	12,673
6/19/2017	Baltimore 1 (2)(4)(7)	10,775	11,010	274	13,581
6/28/2017	Knoxville (2)(7)(10)	9,115	8,628	487	10,355
6/29/2017	Boston 1 (2)(6)	-	-	-	3,361
6/30/2017	New York City 2 (2)(4)	27,982	28,974	665	31,047
7/27/2017	Jacksonville 3 (2)(7)	8,096	7,751	345	10,129
8/30/2017	Orlando 4 (2)(7)	9,037	8,107	930	10,251
9/14/2017	Los Angeles 1	28,750	10,157	18,593	10,347
9/14/2017	Miami 1 (3)	14,657	12,618	2,039	13,373
9/28/2017	Louisville 2 (2)(7)	9,940	9,530	410	11,688
10/12/2017	Miami 2 (4)	9,459	1,494	8,045	1,280
10/30/2017	New York City 3 (4)	15,301	6,776	8,822	6,383
11/16/2017	Miami 3 (3)(4)	20,168	12,086	8,413	12,898
11/21/2017	Minneapolis 1 (2)(7)	12,674	10,684	1,990	12,290
12/1/2017	Boston 2 (2)(7)(10)	8,771	7,918	853	10,024
12/15/2017	New York City 4 (3)	10,591	6,705	3,886	7,528
12/27/2017	Boston 3	10,174	2,757	7,417	2,674
12/28/2017	New York City 5 (2)	16,073	13,817	2,256	16,373
2/8/2018	Minneapolis 2 (2)(7)	10,543	9,904	639	11,763
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,263	11,807
4/6/2018	Minneapolis 3 (2)(7)	12,883	10,337	2,546	12,043
5/1/2018	Miami 9 (4)	12,421	3,560	9,006	3,427
5/15/2018	Atlanta 7 (3)	9,418	6,563	2,855	7,683
5/23/2018	Kansas City (2)	9,968	8,235	1,733	9,663

6/7/2018	Orlando 5 (2)	12,969	10,340	2,629	11,780
11/16/2018	Baltimore 2	9,247	757	8,490	709
3/1/2019	New York City 6	18,796	3,168	15,628	3,122
4/18/2019	New York City 7 (4)	23,462	7,304	16,287	7,067
		$553,880	$422,034	$135,455	$490,651
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,173	649	9,403
3/15/2019	Stamford (2)(5)	2,904	3,064	-	4,952
5/8/2019	New York City 8 (5)	21,000	21,945	-	22,359
7/11/2019	New York City 9 (5)	13,095	13,526	-	13,489
8/21/2019	New York City 10 (5)	8,674	8,892	-	8,830
		$54,971	$56,600	$649	$59,033

Total investments reported at fair value		$608,851	$478,634	$136,104	$549,684
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
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
(8)

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $4.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of December 31, 2019.

(9)

The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $0.9 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of December 31, 2019.

(10)	During the three months ended March 31, 2020, the Company purchased its partner’s 50.1% Profits Interest in this investment.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2019:

Funded principal	$478,634
Adjustments:
Unamortized origination and other fees	(5,633)
Net unrealized gain on investments	76,767
Other	(84)
Fair value of investments	$549,684

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

No loans, with the exception of the $14.3 million Philadelphia and $14.8 Houston development property investments, were in non-accrual status as of March 31, 2020. No loans, with the exception of the $14.8 Houston development property investment, were in non-accrual status as of December 31, 2019.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $497.2 million and $448.5 million, respectively, at March 31, 2020 and approximated $592.3 million and $531.7 million, respectively, at December 31, 2019. These investees had revenues of approximately $2.2 million and operating expenses of approximately $2.3 million for the three months ended March 31, 2020. These investees had revenues of approximately $1.8 million and operating expenses of approximately $2.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, no individual investment comprised more than 20% of the Company’s net income (loss).

For seven and sixteen of the Company’s development property investments with a Profits Interest as of March 31, 2020 and December 31, 2019, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of March 31, 2020 and December 31, 2019.

Investments reported at cost (Self-Storage Real Estate Owned)

2020 Activity

On February 10, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte II, Knoxville, Louisville 1, Atlanta 3, Atlanta 5 and Atlanta 6 development property investments with a Profits Interest. On February 14, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Fort Lauderdale and Boston 2 development property investments with a Profits Interest. On February 21, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Atlanta 4 development property investment with a Profits Interest. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $156.9 million is primarily comprised of the development property investment at fair value of $126.2 million, the cash consideration of $26.6 million, which is inclusive of paid and accrued transaction costs, and OC Units valued at $1.5 million. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $3.7 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

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

As of December 31, 2019, the basis of the Miami investment acquired on July 2, 2019 was presented in land, $3.9 million, and construction-in-progress, $16.5 million within Self-storage real estate owned, net, in the table below. The facility was placed into service on February 10, 2020.

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

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Land	$55,834	$29,430
Building and improvements	329,734	186,295
In-place leases	12,379	8,629
Property equipment	153	122
Construction-in-progress	-	16,460
Accumulated depreciation and amortization	(13,676)	(10,092)
Self-storage real estate owned, net	$384,424	$230,844

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimates inherent in the determination of fair value inevitably involve assumptions about future events and actual results may differ from those estimates. The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the self-storage industry, generally, and the Company’s operations and value, specifically. Specific negative impacts could include lateness and, ultimately, uncollectibility of an increased number of rental payments, the length of time required to lease-up recently-constructed properties and the ability to increase rental rates, all of which negatively impact revenue from properties and/or the value of our investments. The full extent to which the pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition will depend on future developments that are difficult to predict. These developments include, but are not limited to, the duration and extent of continued spread of the novel coronavirus, the severity of the virus, the actions to contain the virus or address its impact, governmental actions to contain the spread of the virus and to respond to economic deterioration caused by the pandemic (including rapidly accelerating unemployment rates, business bankruptcies, dislocation of equity and debt markets and a dramatic decline in consumer spending and gross domestic product), and how quickly and to what extent normal economic and operating conditions can resume. Management has considered the foregoing factors and the impact of the pandemic, generally, on the economy, the self-storage industry and the Company and adjusted certain estimates, where relevant, used in the preparation of its fair value measurements.

The fair value option under ASC 825-10 allows companies to elect to report selected financial assets and liabilities at fair value. The Company has elected the fair value option of accounting for its development property investments in order to provide stockholders and others who rely on the Company’s financial statements with a more complete and accurate understanding of the Company’s economic performance, including its revenues and value inherent in its equity participation in self-storage development projects.

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

An option-pricing method (OPM) framework is utilized to calculate the value of the Profits Interests. At certain stages in the investment's life cycle (as described subsequently), the OPM requires an enterprise value derived from fair value of the underlying real estate project. The fair value of the underlying real estate project is determined using either a discounted cash flows model or direct capitalization approach.

Level 3

The Company’s development property investments are valued using two different valuation techniques. The first valuation technique is an income approach analysis of the debt instrument components of the Company’s investments. The second valuation technique is an OPM that is used to determine the fair value of any Profits Interests associated with an investment. The valuation models are calibrated to the total investment net drawn amount as of the issuance date factoring in the value of the Profits Interests. At the issuance date of each development property investment, generally the value of the property underlying such investment approximates the sum of the net investment drawn amount plus the developer’s equity investment. Typically the calibration is done on an investment level basis. To the extent investments are entered into on a portfolio basis, the valuation models are calibrated on an aggregate basis to the aggregate net investment proceeds using the overall implied internal rate of return using a discounted cash flow for each investment.

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned from when construction is substantially complete through stabilization. For the three development property investments that were 40% complete but for which construction was not substantially complete at March 31, 2020, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty-six development property investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at March 31, 2020. For the Company’s development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy, occupancy trends and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of March 31, 2020 and December 31, 2019. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values.

As of March 31, 2020
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	7.55 - 10.84%	9.01%
	Exit date (a)	1.33 - 6.44 years	3.73 years

Option pricing model	Volatility	70.63 - 104.08%	84.62%
	Exit date (a)	1.33 - 6.44 years	3.73 years
	Capitalization rate (b)	4.75 - 5.50%	5.45%
	Discount rate (b)	7.75 - 8.50%	8.45%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)

Twenty-nine properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2020	December 31, 2019
Up 25 basis points	$(1.8)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.6	2.2

Up 50 basis points	(3.5)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	1.7	4.5

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2020	December 31, 2019
Up 25 basis points	$(7.1)	$(10.2)
Down 25 basis points	7.8	11.1

Up 50 basis points	(14.0)	(19.4)
Down 50 basis points	16.3	23.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three months ended March 31, 2020 and 2019.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2019	$549,684
Realized gains	-
Unrealized losses	(10,962)
Fundings of principal and change in unamortized origination fees	8,834
Repayments of loans	-
Payment-in-kind interest	6,104
Reclassification of self-storage real estate owned	(126,225)
Net transfers in or out of Level 3	-
Balance at March 31, 2020	$427,435

Balance at December 31, 2018	$457,947
Realized gains	-
Unrealized gains	8,830
Fundings of principal and change in unamortized origination fees	28,029
Repayments of loans	(342)
Payment-in-kind interest	6,932
Reclassification of self-storage real estate owned	(8,351)
Net transfers in or out of Level 3	-
Balance at March 31, 2019	$493,045

As of March 31, 2020 and December 31, 2019, the total net unrealized appreciation on the investments that use Level 3 inputs was $42.1 million and $76.8 million, respectively.

For the three months ended March 31, 2020 and 2019, substantially all of the net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains (losses) relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On September 17, 2019, the SL1 Venture’s loan related to the Washington D.C. development property investment was repaid in full through a refinancing initiated by the SL1 Venture’s partner. The SL1 Venture distributed $15.5 million and $1.7 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Washington D.C. investment at March 31, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

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

On January 31, 2020, the SL1 Venture closed on a $3.2 million term loan secured by the Raleigh owned property that bears interest at LIBOR plus 2.15% and matures on February 27, 2022. The SL1 Venture distributed $2.7 million and $0.3 million to HVP III and the Company, respectively, of these debt proceeds.

On March 4, 2020 the SL1 Venture’s loans related to the Miami 1, Miami 2, and Fort Lauderdale development property investments were repaid in full through a refinancing initiated by the SL1 Venture’s development partner. The SL1 Venture distributed $36.5 million and $4.1 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Miami 1, Miami 2, and Fort Lauderdale investments at March 31, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of March 31, 2020, the SL1 Venture had six development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)(4)	$-	$-	$-	$1,608
5/14/2015	Miami 2 (2)(3)(4)	-	-	-	1,661
9/25/2015	Fort Lauderdale (2)(3)(4)	-	-	-	4,884
4/15/2016	Washington DC (3)(4)	-	-	-	3,795
7/21/2016	New Jersey (3)	7,828	7,429	399	8,559
9/28/2016	Columbia (3)	9,199	9,073	126	10,199
	Total	$17,027	$16,502	$525	$30,706

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of March 31, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
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

As of March 31, 2020, the SL1 Venture had total assets of $97.1 million and total liabilities of $40.6 million. During the three months ended March 31, 2020, the SL1 Venture had a net loss of $1.7 million, of which $0.2 million was allocated to the Company and $1.5 million was allocated to HVP III, respectively, under the HLBV method. At March 31, 2020, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At March 31, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of March 31, 2020 and December 31, 2019.

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

6.  VARIABLE INTEREST ENTITIES

Operating Company Investment

The Company has determined that its investment in the Operating Company represents a VIE and that the Company is the primary beneficiary of the VIE.  In determining whether the Company is the primary beneficiary of a VIE, management considers both qualitative and quantitative factors, including but not limited to, those activities that most significantly impact the VIE's economic performance and which party controls such activities. Accordingly, management has determined that the Company’s ownership of  over 90% of the outstanding OC Units and corresponding ability to direct the activities that most significantly impact the VIE’s economic performance along with the lack of substantive kick-out right or substantive participating rights indicates that the company is the primary beneficiary of the VIE, therefore, the Company consolidates the Operating Company.

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

The Company has recorded assets of $427.4 million and $549.7 million at March 31, 2020 and December 31, 2019, respectively, for its variable interest in the development property investment VIEs which is included in the development property investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property investment VIEs is as follows:

	March 31, 2020	December 31, 2019
Assets recorded related to VIEs	$427,435	$549,684
Unfunded loan commitments to VIEs	119,028	136,104
Maximum exposure to loss	$546,463	$685,788

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of March 31, 2020 and December 31, 2019, the Company’s remaining unfunded commitment to the SL1 Venture is $0.05 million and $0.2 million, respectively. At March 31, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture.

7.  DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019
Secured revolving credit facility (1)	March 24, 2023	4.33%	$198,000	$162,000
Term Loans:
Term loan 1 (2)	August 1, 2021	3.83%	9,150	9,150
Term loan 2 (2)	August 1, 2021	3.83%	7,125	7,125
Term loan 3 (2)	August 1, 2021	3.83%	8,625	8,625
Term loan 4 (2)	August 1, 2021	3.83%	9,188	9,188
Term loan 5 (2)	August 1, 2021	3.83%	7,087	7,087
Total Term Loans			41,175	41,175
Term loan debt issuance costs			(324)	(384)
Net Term Loans			40,851	40,791
Total debt			$238,851	$202,791

(1) Includes amounts subject to interest rate cap. Effective interest rate represents the weighted average contractual interest rate before the interest rate cap as of March 31, 2020. See further discussion of interest rate cap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of March 31, 2020. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

Credit Facility

On March 26, 2020, the Operating Company entered into a second amended and restated senior secured revolving credit facility of up to $375 million (the “Amended and Restated Credit Facility”) with KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as joint lead arrangers, BMO Capital Markets Corp. as syndication agent, Raymond James Bank, N.A. as documentation agent and the other lenders party thereto. Pursuant to an accordion feature, the Operating Company may from time to time increase the commitments under the Amended and Restated Credit Facility up to an aggregate amount of $750 million, subject to, among other things, an absence of default under the Amended and Restated Credit Facility, borrowing base capacity, as well as receiving commitments from lenders for the additional amounts. The Amended and Restated Credit Facility amends and restates the Company’s existing credit facility in all respects. The Operating Company intends to use future borrowings under the Amended and Restated Credit Facility to fund its investments, to make secured or unsecured loans to borrowers in connection with its investments and for general corporate purposes.

On March 26, 2020, the Company and certain wholly-owned subsidiaries of the Operating Company (the “Subsidiaries”) entered into a Second Amended and Restated Unconditional Guaranty of Payment and Performance whereby they have agreed to unconditionally guarantee the obligations of the Operating Company under the Amended and Restated Credit Facility. The Amended and Restated Credit Facility is secured by certain of the Company’s investments made through the Subsidiaries, and other subsidiaries of the Operating Company may be added as guarantors from time to time during the term of the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility has a scheduled maturity date on March 24, 2023 with two one-year extension options to extend the maturity of the facility to March 26, 2025. Borrowings under the Amended and Restated Credit Facility are secured by three different pools of collateral: the first consisting of the mortgage loans held by the Company or its subsidiaries extended to developers (each a “Mortgage Loan”), the second consisting of certain non-stabilized self-storage properties owned by the Company or one of its wholly owned subsidiaries(the “Non-Stabilized Real Estate Collateral”) and the third consisting of certain stabilized self-storage properties owned by the Company or one of its wholly owned subsidiaries (the “Stabilized Real Estate Collateral” and, together with the Mortgage Loans and the Non-Stabilized Real Estate Collateral, the “Borrowing Base Assets”).

The amount available to borrow under the Amended and Restated Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. For loans secured by Mortgage Loans, the borrowing base availability is the lesser of (i) 60% of the outstanding balance of the Mortgage Loans and (ii) the maximum principal amount which would not cause the outstanding loans under the Amended and Restated Credit Facility secured by the Mortgage Loans to be greater than 50% of the underlying real estate assets securing the Mortgage Loans. For loans secured by Non-Stabilized Real Estate Collateral, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Amended and Restated Credit Facility secured by Non-Stabilized Real Estate Collateral to be greater than 60% of the as-stabilized value of such Non-Stabilized Real Estate Collateral, (ii) the maximum principal amount which would not cause the outstanding loans and letter of credit liabilities under the Amended and Restated Facility to be greater than 75% of the total development cost of the Non-Stabilized Real Estate Collateral, and (iii) whichever of the following is then applicable: (A) the maximum principal amount that would not cause the ratio of (1) stabilized net operating income from the Non-Stabilized Real Estate Collateral included in the borrowing base divided by (2) an implied debt service coverage amount to be less than 1.35 to 1.00, (B) for any underlying real estate asset securing the Non-Stabilized Real Estate Collateral that has been included in the borrowing base for greater than 18 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such Non-Stabilized Real Estate Collateral divided by (2) an implied debt service amount to be less than 0.50 to 1.00, and (C) for any underlying real estate asset securing the Non-Stabilized Real Estate Collateral that has been included in the borrowing base for greater than 30 months, the maximum principal amount which would not cause the ratio of (1) actual adjusted net operating income for the underlying real estate asset securing such Non-Stabilized Real Estate Collateral divided by (2) an implied debt service amount to be less than 1.00 to 1.00. For loans secured by Stabilized Real Estate Collateral, the borrowing base availability is the lesser of (i) the maximum principal amount that would not cause the outstanding loans under the Amended and Restated Credit Facility secured by the underlying real estate asset securing the Stabilized Real Estate Collateral to be greater than 65% of the value of such self-storage property and (ii) the maximum principal amount that would not cause the ratio of (a) actual adjusted net operating income from the underlying real estate asset securing such Stabilized Real Estate Collateral divided by (b) an implied debt service coverage amount to be less than 1.30 to 1.00.  Notwithstanding the foregoing, the borrowing base availability will be reduced by certain aggregate operating and interest holdbacks, which must be updated by the Company on a quarterly basis and may be updated by the Company on a monthly basis as leasing at the Company’s properties progresses. All such amounts are subject to approval by the administrative agent.

The Amended and Restated Credit Facility includes certain requirements that may limit the borrowing capacity available to the Company from time to time. Under the terms of the Amended and Restated Credit Facility, the outstanding principal balance of the revolving credit loans, swing loans and letter of credit liabilities under the Amended and Restated Credit Facility may not exceed the borrowing base availability.

Each loan made under the Amended and Restated Credit Facility will bear interest at either, at the Operating Company’s election, (i) a base rate plus a margin of 1.10%, 1.50% or 2.00% or (ii) LIBOR plus a margin of 2.10%, 2.50% or 3.00% (subject to customary LIBOR replacement protocols), in each case depending on the borrowing base available for such loan. In addition, the Operating Company is required to pay a per diem fee at the rate of either 0.25% or 0.30% per annum, depending on the amount outstanding under the Amended and Restated Credit Facility at the time, times the excess of the sum of the commitments of the lenders, as in effect from time to time, over the outstanding principal amount of revolving credit loans under the Amended and Restated Credit Facility.

LIBOR is expected to be discontinued after 2021. The Amended and Restated Credit Facility provides procedures for determining an alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to what that alternative base rate will be and whether that base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

The Amended and Restated Credit Facility contains certain customary representations and warranties and financial and other affirmative and negative covenants. The Operating Company’s ability to borrow under the Amended and Restated Credit Facility is subject to ongoing compliance by the Company and the Operating Company with various customary restrictive covenants, including but not limited to limitations on its incurrence of indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations and liens and encumbrances. In addition, the Amended and Restated Credit Facility contains certain financial covenants including the following:

•

total consolidated indebtedness not exceeding (i) 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility;

•

a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility

•	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds;

•	when aggregate outstanding loans under the Amended and Restated Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness;
•

liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million;

•

a ratio of adjusted consolidated EBITDA determined for the most recently ended calendar quarter, annualized, to debt service for the most recently ended calendar quarter, annualized, of no less than 2.00 to 1;

•

a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility; and

•

a minimum borrowing base availability attributable to Non-Stabilized Real Estate Collateral and Stabilized Real Estate Collateral of not less than (i) 20% of total borrowing base availability for the period between March 26, 2020 and December 31, 2020, (ii) 40% of total borrowing base availability for the period between January 1, 2021 and December 31, 2021 and (iii) 60% of total borrowing base availability for the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility.

The Amended and Restated Credit Facility provides for standard events of default, including nonpayment of principal and other amounts when due, non-performance of covenants, breach of representations and warranties, certain bankruptcy or insolvency events, and changes in control. If an event of default occurs and is continuing under the Amended and Restated Credit Facility, the lenders may, among other things, terminate their commitments under the Amended and Restated Credit Facility and require the immediate payment of all amounts owed thereunder.

As of March 31, 2020, the Company had $198.0 million outstanding of our $249.6 million of total availability for borrowing under the Amended and Restated Credit Facility. As such, the Company had $51.6 million of remaining capacity for borrowing under the Amended and Restated Credit Facility.

As of March 31, 2020, the Company was in compliance with all of its financial covenants of the Amended and Restated Credit Facility.

As of March 31, 2020 and December 31, 2019, certain of the Company’s development property investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Amended and Restated Credit Facility. In addition, as of March 31, 2020, the Jacksonville 1, New York City 1, Miami 4, Miami 5, Miami 6, Miami 7, Miami 8, Pittsburgh, Jacksonville 2, Charlotte 2, Atlanta 3, Atlanta 5, Louisville 1, Atlanta 6, Knoxville, Boston 2, Fort Lauderdale, Atlanta 4, and Miami properties, which are included in self-storage real estate owned, net, were also pledged as collateral against the Amended and Restated Credit Facility. As of December 31, 2019, the Jacksonville 1, New York City 1, Miami 4, Miami 5, Miami 6, Miami 7, and Miami 8 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Amended and Restated Credit Facility.

Term Loans

On August 17, 2018, the Company entered into loan agreements with FirstBank (“FirstBank”) with respect to three term loans in the aggregate principal amount of $24.9 million. On January 18, 2019, the Company entered into a loan agreement with FirstBank with respect to a term loan in the aggregate principal amount of $9.2 million. Additionally, on August 13, 2019, the Company entered into a loan agreement with FirstBank with respect to a term loan in the aggregate principal amount of $7.1 million. These loans are collectively referred to as the “FirstBank Term Loans.” The FirstBank Term Loans are secured by first mortgages on the Company’s five wholly-owned self-storage facilities located in Orlando, Florida, Atlanta, Georgia, Charlotte, North Carolina and New Haven, Connecticut. As a condition to FirstBank providing the FirstBank Term Loans, the Company has agreed to unconditionally guarantee the subsidiaries’ obligations under the FirstBank Term Loans pursuant to guaranty agreements with FirstBank.

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

As of March 31, 2020, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. During the three months ended March 31, 2020, the Company was subject to interest rate swaps for all five of its First Bank Term Loans. There were no interest rate swaps outstanding during the three months ended March 31, 2019.

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2020, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

 The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of March 31, 2020 and December 31, 2019, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	March 31, 2020	December 31, 2019	Strike	Effective Date	Maturity	March 31, 2020	December 31, 2019
Swap	Cash flow	$9,150	$9,150	2.2925%	6/3/2019	8/1/2021	$(242)	$(104)
Swap	Cash flow	7,125	7,125	2.2925%	6/3/2019	8/1/2021	(189)	(81)
Swap	Cash flow	8,625	8,625	2.2925%	6/3/2019	8/1/2021	(228)	(98)
Swap	Cash flow	9,188	9,188	2.2925%	6/3/2019	8/1/2021	(243)	(105)
Swap	Cash flow	7,087	7,087	1.6025%	8/13/2019	8/1/2021	(122)	(5)
		$41,175	$41,175				$(1,024)	$(393)

(1) Hedging variable rate Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2020 and December 31, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCL on Derivative		Loss Reclassified from Accumulated OCL into Interest Income		Location of Loss Reclassified from Accumulated OCL into Income
Three months ended March 31,	2020	2019	2020	2019
Term loan interest rate contracts	$(658)	$-	$49	$-	Interest Expense

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019, are summarized as follows (dollars in thousands):

	Three months ended
	March 31,
	2020	2019
Accumulated other comprehensive income beginning of period	$(393)	$-
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(658)	-
Reclassification of realized losses on interest rate swaps	49	-
Amount included in other comprehensive income (loss)	(609)	-
Accumulated other comprehensive income (loss) end of period	$(1,002)	$-

During the next twelve months, the Company estimates that an additional $0.8 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50% and an interest rate cap agreement in March 2020 with a notional amount of $20 million and a one-month LIBOR interest rate cap of 1.50%, collectively the “Interest Rate Cap Agreements”. The Interest Rate Cap Agreements are for a period equal to the term of the Credit Facility at the time of the Interest Rate Cap Agreements and expire on December 28, 2021. The Company did not designate the interest rate caps as hedges. As of March 31, 2020 and December 31, 2019, the net carrying amount of the interest rate cap was $0.03 million and $.01 million, respectively and are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

The following table presents the effect of derivatives not designated as hedging instruments on the Consolidated Statements of Operations:
Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Three months ended March 31,	2020	2019
Credit Facility interest rate cap	$5	$-	Interest Expense

9.  STOCKHOLDERS’ EQUITY

The Company had 23,271,859 and 22,423,283 shares of common stock issued and outstanding, which included 250,667 and 216,165 shares of unvested restricted stock, as of March 31, 2020 and December 31, 2019, respectively. The Company had 135,625 and 133,500 shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), issued and outstanding as of March 31, 2020 and December 31, 2019, respectively. The Company also had 1,571,734 shares of 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) and outstanding as of March 31, 2020 and December 31, 2019.

ATM Program

On December 18, 2019, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under an at the market equity offering program (the “ATM Program”) of up to $100.0 million. As of March 31, 2020, the Company has issued and sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share under the ATM Program and the Company’s previous ATM Program, receiving net proceeds after commissions and other offering costs of $101.4 million. During the three months ended March 31, 2020, the Company issued and sold an aggregate of 810,000 shares of common stock at a weighted average price per share of $19.07 under the ATM Program, receiving net proceeds after commissions and other offering costs of $15.1 million.

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

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to the Company’s employees and non-employee directors. As of March 31, 2020 and December 31, 2019, 550,011 and 509,509 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested in 2019, 6,000 vested during the three months ended March 31, 2020, 101,372 is expected to vest during the remainder of 2020, 65,835 is expected to vest in 2021, 63,207 is expected to vest in 2022, 10,124 is expected to vest in 2023 and 10,129 is expected to vest in 2024. Additionally, 1,666 were forfeited during the year ended December 31, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016.

A summary of changes in the Company’s restricted shares of common stock for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at December 31,	216,165	$20.34	159,165	$18.39
Granted	40,502	20.31	4,692	21.46
Vested	(6,000)	18.10	(10,692)	19.57
Unvested at March 31,	250,667	$20.39	153,165	$18.40

Unvested restricted shares of common stock that vest based on a service condition receive dividends which are nonforfeitable. Awards with a market condition that vest are entitled to dividend equivalent rights for dividends issued during the measurement period contingent upon the achievement of the market condition.

Market Condition Restricted Stock Unit Awards

Prior to 2020, all unvested shares were earned over the respective vesting period based on a service condition only. During the three months ended March 31, 2020, the Company also issued 31,243 restricted stock unit awards (“RSUs”) with a market condition and implied service period that are expected to vest in 2023. Vesting of restricted stock unit awards with a market condition is based on the Company’s performance as measured by total stockholder return relative to the appreciation of a specified stock index (50%) or a specified peer group (50%) over the measurement period, subject to each participant's continued employment through the conclusion of the measurement period. The fair value of the restricted stock unit awards with a market condition is estimated using a Monte Carlo simulation model and is affected by the grant date, length of the measurement period, and the realized performance and volatility of JCAP and the respective comparison peer group or index. A summary of changes in the Company’s RSUs for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
		Weighted		Weighted
		average grant		average grant
	RSUs	date fair value	RSUs	date fair value
Unvested at December 31,	-	$-	-	$-
Granted	31,243	26.00	-	-
Unvested at March 31,	31,243	$26.00	-	$-

Stock-based Compensation Expense

Expenses related to restricted stock awards and RSUs are charged to compensation expense and are recognized over the respective vesting period (primarily three to five years) of the awards. For restricted stock issued to non-employee directors of the Company, compensation expense is based on the market value of the shares at the grant date. Compensation expense is based on the market value of the shares at the grant date. Stock-based compensation expense for RSUs that vest based on a market condition is based on the fair value of the award and is recorded from the grant date through the conclusion of the required service period.

The Company recognized approximately $0.6 and $0.4 million of stock-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $4.0 million and $3.0 million, respectively. This cost is expected to be recognized over the remaining weighted average period of 2.5 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

Series A Preferred Stock

On July 27, 2016 (the “Effective Date”), the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with accounts managed by NexPoint Advisors, L.P., an affiliate of Highland Capital Management, L.P. relating to the issuance and sale, from time to time until the second anniversary of the Effective Date, of up to $125 million in shares of the Company’s Series A Preferred Stock at a price of $1,000 per share (the “Liquidation Value”). The Company has issued all shares of Series A Preferred Stock available for issuance under the Purchase Agreement and the Articles Supplementary classifying the Series A Preferred Stock (the “Articles Supplementary”) except for shares of Series A Preferred Stock issuable as in-kind dividends.

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

Holders of Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the Liquidation Value for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter as long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of Common Stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in the Company’s book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent the Company owns equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary. Triggering events that will trigger the payment of a Cash Premium with respect to a Cash Distribution include: (i) the occurrence of certain change of control events affecting the Company after the third anniversary of the Effective Date, (ii) the Company’s ceasing to be subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act, (iii) the Company’s failure to remain qualified as a real estate investment trust, (iv) an event of default under the Purchase Agreement, (v) the failure by the Company to register for resale shares of Common Stock pursuant to the Registration Rights Agreement, (vi) the Company’s failure to redeem the Series A Preferred Stock as required by the Purchase Agreement, or (vii) the filing of a complaint, a settlement with, or a judgment entered by the Securities and Exchange Commission against the Company or any of its subsidiaries or a director or executive officer of the Company relating to the violation of the securities laws, rules or regulations with respect to the business of the Company.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of March 31, 2020.

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

On February 21, 2020, the Company declared a (i) cash distribution of $17.65 per share of Series A Preferred Stock, payable on April 15, 2020, to holders of Series A Preferred Stock of record on the close of business on April 1, 2020, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on April 15, 2020, to holders of Series A Preferred Stock of record on the close of business on April 1, 2020.

Series B Preferred Stock

As of March 31, 2020, the Company had 3,750,000 shares of its Series B Preferred Stock authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

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

As of March 31, 2020, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

Non-controlling interests

Non-controlling interests are comprised of OC Units issued in connection with the acquisition of self-storage real estate owned (see Note 3, Self-Storage Investment Portfolio) and the OC Units issued in the Internalization (See Note 2, Significant Accounting Policies). The Company reports these OC Units held by third parties as non-controlling interests. The Company records these non-controlling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions. These non-controlling interests are not redeemable by the equity holders and are presented as part of permanent equity. Beginning on the first anniversary of the date of issuance, OC Units may be tendered for redemption by the holder thereof for cash per OC Unit equal to the then-current market price of the Company’s common stock, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis based on the portion of the period the Units were outstanding. The income and losses attributed to non-controlling interests are also allocated based on the pro-rata weighted average Units outstanding.

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding during the period. Beginning on the first anniversary of the date of issuance, OC Units may be tendered for redemption by the holder thereof for cash per OC Unit equal to the then-current market price of the Company’s common stock, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis and the income allocable to such OC Units is allocated on this same basis and reflected as non-controlling interests in the accompanying consolidated financial statements. All outstanding unvested restricted share awards that vest solely on a service condition contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. Net losses are not attributed to participating securities and net loss attributable to common shareholders is adjusted for dividends declared on unvested restricted shares in periods with a net loss. Diluted earnings per share includes contingently issuable OC Units only if the market condition would have been met had the end of the reporting period been the measurement period. Stock awards with a market condition do not participate in nonforfeitable rights to dividends and are excluded from the calculation of diluted EPS. For the three months ended March 31, 2020 and 2019, the Company’s basic earnings (loss) per share is computed using the two-class method, and the Company’s diluted earnings (loss) per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended March 31,
	2020	2019
Shares outstanding
Weighted average common shares - basic	22,973,028	20,297,551
Effect of dilutive securities(1)	-	157,565
Weighted average common shares	22,973,028	20,455,116

Calculation of Earnings per Share - basic
Net income (loss)	$(54,782)	$12,114
Less:
Net income allocated to preferred stockholders	5,207	5,032
Net loss attributable to non-controlling interest	(1,947)	-
Net income allocated to unvested restricted shares(2)	-	55
Dividends declared on unvested restricted shares	58	n/a
Net income (loss) attributable to common shareholders, adjusted	$(58,100)	$7,027

Weighted average common shares - basic	22,973,028	20,297,551
Earnings (loss) per share - basic	$(2.53)	$0.35

Calculation of Earnings per Share - diluted
Net income (loss)	$(54,782)	$12,114
Less:
Net income allocated to preferred stockholders	5,207	5,032
Net loss attributable to non-controlling interest	(1,947)	-
Dividends declared on unvested restricted shares	58	n/a
Net income (loss) attributable to common shareholders, adjusted	$(58,100)	$7,082

Weighted average common shares - diluted(1)	22,973,028	20,455,116
Earnings (loss) per share - diluted	$(2.53)	$0.35

(1)

Diluted earnings per share is calculated on the more dilutive of the treasury stock method or two-class method.  For the three months ended March 31, 2020, 854,929 OC Units and their related loss as well as 232,831 unvested restricted shares were excluded from the calculation of diluted shares as they are not dilutive.

(2)

Unvested restricted shares of common stock with vesting based on service participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three months ended March 31, 2020 and 2019.  Under the two-class method, losses are not allocated to participating securities, therefore no loss was allocated to unvested restricted shares for the three months ended March 31, 2020.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at March 31, 2020 and December 31, 2019 was $427.4 million and $549.7 million, respectively. The interest income realized and the net unrealized loss from these equity method investments was a net loss of $4.3 million for the three months ended March 31, 2020 and the interest income and the net unrealized gain from these equity method investments was net income of $12.0 million for the three months ended March 31, 2019.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $6.1 million and $11.2 million at March 31, 2020 and December 31, 2019, respectively. The losses from this venture were $0.2 million for the three months ended March 31, 2020 and the earnings from this venture were $0.2 million for the three months ended March 31, 2019.

Management Agreement

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

Management Fees

Pursuant to the Management Agreement, the Company paid the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computed the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivered such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $1.2 million and $2.0 million for the period prior to Internalization ended February 20, 2020 and the three months ended March 31, 2019, respectively.

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

The Manager computed the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the period prior to Internalization ended February 20, 2020 and the three months ended March 31, 2019.

At March 31, 2020, the Company has no outstanding fees due to Manager. At December 31, 2019, the Company had outstanding fees due to Manager of $3.2 million consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement required that the Company reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager had the ability to engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agreed to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager were reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.4 million and $0.9 million for the period prior to Internalization ended February 20, 2020 and the three months ended March 31, 2019, respectively.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic and we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our development property investments and self-storage real estate owned in the near and long term. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict.

The Company acquired 100% of the Class A membership units of the LLCs that own the Raleigh and Jacksonville 3 development property investments. With these acquisitions, the Company now wholly owns 31 facilities on its balance sheet or in its SL1 Joint Venture.

The Company entered into a $100 million interest rate swap and a $100 million interest rate cap on the Company’s $375 million senior secured revolving line of credit, locking in a maximum one-month LIBOR of 0.43% on $200 million of debt capital through March 24, 2023. With these contracts in place, the Company has locked in a maximum cost of debt on $200 million of debt capital at approximately 3.1%, which the Company anticipates will decrease as investments underlying the borrowing base mature.

Dividend Declarations

On May 7, 2020, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2020. The dividends are payable on July 15, 2020 to holders of Series A Preferred Stock of record on July 1, 2020.

On May 7, 2020, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2020. The dividends are payable on July 15, 2020 to holders of Series B Preferred Stock of record on July 1, 2020.

On May 7, 2020, the Company’s Board of Directors declared a cash dividend of $0.23 per share of common stock for the quarter ending June 30, 2020. The dividend is payable on July 15, 2020 to stockholders of record on July 1, 2020.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

•	the negative impact of the ongoing COVID-19 pandemic and the measures intended to prevent its spread, which, in addition to exacerbating the risks set forth below, may result in:
o	a prolonged global economic downturn, recession or depression;
o	reductions in move-ins at the properties that we own;
o	slower increases in physical occupancy, or decreases in occupancy, due to declines in discretionary household income and rates of consumption;
o

temporary holds on existing customer rental rate increases and the deferral of auctions of delinquent tenants initiated by our third-party managers, as well as slower rent collections and potential increases in uncollectible accounts;

o	the delay in construction or development of certain of our investments and the cancellation of certain potential investments;
o

adverse impacts on the value of our debt investments due to impairment of our developers’ ability to make timely payments and disruptions in the capital markets that have negatively impacted the values of debt instruments;

o	adverse impacts on assumptions made in evaluating our investments accounted for using the fair value method;
o	the interplay of the pandemic and over-development in the self-storage industry; and
o	the adverse impacts on developers and development with respect to which we have made investments;
•	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
•	changes in our business strategy and the market’s acceptance of our investment terms;
•	our ability to fund our outstanding and future investment commitments;
•	our ability to acquire our developers’ interests on favorable terms;
•	our ability to complete construction, obtain certificates of occupancy and complete leasing for self-storage development projects in which we invest;
•	our ability to increase rental rates;
•	the future availability of borrowings under our credit facility (including borrowing base capacity, compliance with covenants and the availability of the accordion feature);
•	availability and terms of equity and debt capital, as well as our rate of deployment of such capital (which may worsen as result of the COVID-19 pandemic);
•	our ability to hire and retain qualified personnel;
•	our ability to recognize the anticipated benefits from the internalization of our manager;
•	changes in the self-storage industry, interest rates or the general economy;
•	the degree and nature of our competition;
•	volatility in the value of our assets carried at fair market value created by the current economic turmoil or otherwise;
•	potential limitations on our ability to pay dividends at expected rates or other changes to our dividend rate;
•	limitations in our existing and future debt agreements on our ability to pay distributions;
•	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and

•	general volatility of the capital markets (which has significantly increased as a result of the COVID-19 pandemic) and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the 2019 Form 10-K and in other filings we make with the SEC from time to time.

Overview

We are a commercial real estate company that invests primarily in new or recently constructed and opened self-storage facilities located predominately in dense urban submarkets within the top-50 United States Metropolitan Statistical Areas, or MSAs.. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include wholly owned self-storage facilities, as well as mortgage loans secured by self-storage facilities, which are typically coupled with equity interests.

Our principal business objective is to deliver attractive risk-adjusted returns by investing in new Generation V self-storage facilities, primarily in urban submarkets. A substantial majority of our investments to date have been first mortgage loans to finance ground-up construction of and conversion of existing buildings into new Generation V self-storage facilities. These investments, which we refer to as “development property investments,” are typically structured as loans equal to between 90% and 97% of facility costs (including land, pre-development and other “soft” costs, hard construction costs, fees and interest and operating reserves). We receive a fixed rate of interest on loaned amounts and up to a 49.9% interest in the positive cash flows from operations, sales and /or refinancings of self-storage facilities, which we refer to as “Profits Interest”. We also typically receive a right of first refusal, or ROFR, to acquire the self-storage facility upon sale.

We intend to acquire 100% ownership of a substantial majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective of creating long-term value for our stockholders. As of March 31, 2020, we own 24 facilities through wholly-owned subsidiaries and fully consolidate these facilities in our consolidated financial statements.

We account for our investments (prior to acquisition of 100% ownership, as discussed above) at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our senior secured revolving credit facility (the “Credit Facility”) and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. We have also funded investments using proceeds from the sale of senior participations,  Series A Preferred Stock, and Series B Preferred Stock. We maintain an effective shelf registration statement on Form S-3 registering the future sale from time to time of up to $500.0 million of our securities, which includes an ATM Program pursuant to which we may issue up to $100 million in shares of our common stock. As of May 7, 2020, we have approximately $80.9 million available for issuance under our ATM Program.

As of March 31 2020, we have remaining unfunded commitments under our development investments of approximately $119.1 million, including non-cash interest reserves of approximately $26.0 million. Of the $119.1 million of unfunded commitments, $41.5 million is related to the five development projects we anticipate forgoing resulting in minimal additional fundings on those investments. As of March 31, 2020, we have $7.3 million of cash on hand and $51.6 million of remaining capacity under our Credit Facility.  In addition, we have $125 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and the accordion feature under our Credit Facility provides for an additional $375 million of capacity, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

•	Developer refinancings/repayments of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party, and
•	Additional common stock issuances.

While our access to capital may be adversely impacted as a result of the COVID-19 pandemic (as discussed below), we currently believe we have sufficient access to capital for the foreseeable future to fund our commitments. However, we can provide no assurance that, if the impact of the COVID-19 pandemic significantly worsens in duration or intensity, such capital will be available to us on acceptable terms or at all. See “Risk Factors” in this Quarterly Report in Form 10-Q.

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

Prior to February 20, 2020, we were externally managed and advised by JCAP Advisors, LLC (the “Manager”). On February 20, 2020, our common stockholders voted to approve the internalization of management pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) dated as of December 16, 2019. Later on February 20, 2020, we closed the Internalization, resulting in, among other things, the Operating Company acquiring substantially all of the operating assets and liabilities of the Manager and each of the employees of the Manager became an employee of the Company. As of February 20, 2020, we are an internally advised REIT.

We are a Maryland corporation that was organized on October 1, 2014 and has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (“the Code”). As a REIT, we generally will not be subject to U.S. federal income taxes on our taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains, to the extent that we annually distribute all of our REIT taxable income to stockholders and comply with certain other requirements for qualification as a REIT set forth in the Code. We are structured as an UPREIT and conduct our investment activities through our Operating Company. We also intend to operate our business in a manner that will permit us to maintain our exemption from registration under the 1940 Act.

Factors Impacting Our Operating Results

Impact of COVID-19 Pandemic on Our Business and Market Conditions

The measures taken to protect the population from the health impact of and the economic crisis caused by the ongoing COVID-19 pandemic have negatively impacted, and may continue to negatively impact, our business, assets and results of operations. The most significant impact thus far has been the decline in fair value of our investments. For the first time since we began measuring fair value of our assets, we recognized an overall net decrease in fair value for the three months ended March 31, 2020. This net decrease is primarily the result of the economic fallout caused by the COVID-19 pandemic paired with the ongoing negative impact from elevated new self-storage supply in certain of our markets and increases in credit spreads. The pandemic and resulting economic turmoil have negatively impacted, and may continue to negatively impact, our properties, and consequently their values, in the following ways:

•

Unprecedented unemployment, business closures and fear of a lingering recession have eroded discretionary household incomes, seriously damaged consumer confidence and prompted many prospective customers to delay life decisions (e.g., relocation or new home purchase) that drive storage demand or cut household budgets, including use of self-storage;

•	Traffic in self-storage facilities has been reduced by local “shelter-in-place” orders, resulting in a significant decline in move-ins since the last week of March;
•

Our third-party managers have suspended rent increases to existing customers and delayed auctions and other collection actions with respect to tenants who have not paid their rent, resulting in below-budget revenues and reduced occupancy rates at certain facilities, which has the effect of lengthening the period to economic stabilization and reducing the value of the discounted cash flows from those facilities;
•

The timing and length of the pandemic, which was declared in mid-March, threatens to shorten or eliminate altogether the 2020 leasing season, resulting in the potential addition of a full year to the projected stabilization period of certain facilities, which also has the effect of reducing the value of the discounted cash flows from those facilities; and

•	Shelter in place and stay at home orders, along with business closures, have caused construction delays, which delays can impact the amount of fair value increases we recognize.

All of these factors are layering on top of an already challenging self-storage rental market caused by elevated new supply in certain markets that has not been fully absorbed. Declines in fair value will likely continue if there is further deterioration in the economy generally. However, as described under —“Results of Operations,” we experienced increased occupancy and rental rates in the first quarter of 2020.

We are taking proactive steps with our developer partners to combat the impact of the pandemic and its repercussions. We have also increased the frequency of communication with our third-party managers to monitor operations and overall performance. Despite our efforts, loans that we have made can be expected to have an elevated rate of defaults, prompting us to negotiate an increasing number of workouts with developers, which workouts could include an increased number of acquisitions of developer interests in projects we have financed. As of March 31, 2020, we had two loans in non-accrual status, both of which were in foreclosure before the COVID-19 crisis. We have also re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers.  The aggregate principal amount of these investments is approximately $56.7 million with an outstanding principal balance of $15.7 million as of March 31, 2020.

Despite these headwinds, we believe the self-storage sector to be more recession resistant than other real estate sectors. Demand for storage is driven primarily by recurring life events, along with business expansions and contractions. When the economy is weak, we believe that significant life events increase, which have historically driven higher demand for self-storage. In addition, we expect to see increased length of stay for our customers due to increases in autopay than previous cycles and the fact that self-storage costs comprise a much smaller percentage of household income than rental payments and mortgage payments. Moreover, we expect to see increased demand for self-storage from commercial customers, who may be more likely to store business items during closures or otherwise store excess hard goods or inventory for later expansion, and some businesses may move from retail or flex office spaces into newer Generation V self-storage facilities where they can have the technology and room they need rather than what a landlord imposes on them.

The results of our operations have historically been affected, and will continue to be affected, by a number of factors (which may be exacerbated by the COVID-19 pandemic) including, among other things:

•

the pace at which we are able to deploy capital into development property investments and begin earning interest income, which pace can be dependent on the overall economic climate, timing of government issuance of building permits, weather and other factors outside our control;

•	the timing of the completion of facilities we finance, which can be dependent on the inspection process of municipal building departments that are from time to time understaffed;
•	the pace and strength of the lease-up of the facilities we finance or wholly own;
•	availability of capital (and whether investments are made on-balance sheet or through off-balance sheet joint ventures), which may be diminished due to;
o	the potential reduction in the borrowing base under our credit facility due to potential declines in real estate values and/or delays in construction;
o	the potential inability of developers to refinance or repay our loans due to disruptions in the credit markets;
o

the potential inability to dispose of self-storage facilities underlying our investments or self-storage facilities that we wholly own at prices that would be in the best interests of our shareholders, or at all; and

o	disruptions in capital markets (including market volatility) that negatively impact the availability and cost of debt and/or equity;
•	changes in the fair value of our assets;
•	our ability to acquire self-storage facilities at attractive prices; and
•	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture, and the performance of the third party managers of those respective facilities.

The self-storage sector experienced a record number of new self-storage construction starts and deliveries in 2016 through 2019, with a large number of deliveries expected in 2020 as well. While absorption of excess new supply during a pandemic could slow significantly for a period, we believe the economic crisis will accelerate the end of the development cycle, thereby counterbalancing to some degree the effect of the pandemic and paving the way for better fundamentals at an earlier time than if the pandemic had not occurred but new deliveries remained elevated.

Further, we believe that the crisis could accelerate our consolidation of developer interests and 100% ownership of facilities we have financed. As the economic impact of the pandemic and the lingering effect of elevated new supply continue to challenge fundamentals, some of the projects we have financed can be expected to lease-up more slowly and at lower rental rates than projected, prompting developers to desire an early exit to avoid significant additional capital contributions to the projects to pay interest on our loans. We expect these circumstances to present us with the opportunity to acquire developer interests in self-storage assets at attractive prices. In addition, we may modify or recapitalize existing financing on current investments for our developers in exchange for loan-related fees to compensate us for these modifications. On occasion, we expect certain of our developer partners to refinance our development investments. In these cases, refinancing proceeds would be used to return our capital associated with the first mortgage, but we would retain our Profits Interest and ROFR in the investment. These market dynamics are conducive to continued strong creation of value in our existing investment portfolio.

As our focus shifts to acquiring the newly-developed facilities that we have financed since our IPO (as well as possibly acquiring properties that we have not financed), our results of operations will also be impacted by the following additional factors, in addition to the factors described above:

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

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings (losses) from our investment in the SL1 Venture, which is calculated based on the allocation of earnings (losses) as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three months ended March 31, 2020 and 2019 also were impacted by our accounting methods as discussed below.

Changes in Fair Value of Our Assets

We have elected the fair value option of accounting for our development property investments.  We have elected fair value accounting for these financial instruments because we believe such accounting provides stockholders and others who rely on our financial statements with a more complete and accurate understanding of our economic performance, including our revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized. Under the fair value option, we mark our development property investments to estimated fair value at the end of each accounting period, with corresponding increases or decreases in fair value being reflected in our Consolidated Statements of Operations. Accordingly, changes to the values of profits interests and debt valuations for which fair value elections have been made will be reflected in our results of operations. If these development property investments were wholly owned and/or the fair value election had not been made on these investments, reductions in the expected value of the investments would not be booked under Generally Accepted Accounting Principles. There is no active secondary market for our development property investments and no readily available market value;

accordingly, our determination of fair value requires judgment and extensive use of estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our development property investments may fluctuate from period to period. Additionally, the fair value of our development property investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Our development property investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate an investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Changes in Market Interest Rates and Credit Spreads

With respect to our business operations, increases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of mortgage loans in our investment portfolio to decline; interest rates on any floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of mortgage loans in our investment portfolio to increase; interest rates on any floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease. As described above, the fair value of our investments declined in the first quarter of 2020, and a significant portion of such decline was attributable to rapidly expanding credit spreads caused by the COVID-19 pandemic and resulting economic distress. During times of economic distress, the valuation process becomes more unpredictable and volatile, which may result in significant swings in fair value. Our results of operations may continue to be negatively impacted, and such impact may be significant, if we continue to see declines in the fair values of our investments as a result of the current economic uncertainty.

Credit Risk

We are subject to varying degrees of credit risk in connection with our target investments and other loans. We seek to mitigate this risk by seeking to originate or acquire loans of higher quality at appropriate prices given anticipated and unanticipated losses, by utilizing a comprehensive selection, underwriting and due diligence review process, and by proactively monitoring originated or acquired loans. Although we expect that our borrowers will perform in full on their obligations under the loan documents, one of our underwriting principles is that we will generally not make a loan secured by a property that we, at the time of our investment decision, do not wish to ultimately own. We believe this principle and our ability to effectively own and operate self-storage properties mitigates credit risk. Nevertheless, unanticipated credit losses could occur that could adversely impact our operating results.

Recent Developments

Subsequent to March 31, 2020, the global economy has continued to be severely impacted by the COVID-19 pandemic and we are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our development property investments and self-storage real estate owned in the near and long term. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict.

We acquired 100% of the Class A membership units of the LLCs that own the Raleigh and Jacksonville 3 development property investments. With these acquisitions, we now wholly own 31 facilities on our balance sheet or in our SL1 Joint Venture.

We entered into a $100 million interest rate swap and a $100 million interest rate cap on our $375 million senior secured revolving line of credit, locking in a maximum one-month LIBOR of 0.43% on $200 million of debt capital through March 24, 2023. With these contracts in place, we have locked in a maximum cost of debt on $200 million of debt capital at approximately 3.1%, which we anticipate will decrease as investments underlying the borrowing base mature.

Dividend Declarations

On May 7, 2020, our Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending June 30, 2020. The dividends are payable on July 15, 2020 to holders of Series A Preferred Stock of record on July 1,  2020.

On May 7, 2020, our Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending June 30, 2020. The dividends are payable on July 15, 2020 to holders of Series B Preferred Stock of record on July 1,  2020.

On May 7, 2020, our Board of Directors declared a cash dividend of $0.23 per share of common stock for the quarter ending June 30, 2020. The dividend is payable on July 15, 2020 to stockholders of record on July 1,  2020.

Investment Activity

Overview of total investment activity

As of March 31, 2020, our self-storage investment portfolio consists of 24 wholly-owned self-storage facilities, 41 on-balance sheet development property investments with a Profits Interest (26 of which are secured by facilities in lease-up and 10 of which are secured by facilities under construction, and 5 of which are forgone investments, as described further below), six development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), and five self-storage facilities wholly-owned by the SL1.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment (in thousands)
On-balance sheet
Wholly Owned Assets	24	24	0	1,841,876	$341,452
Development Property Investments	36	26	10	3,004,821	$445,172
Forgone Investments	5	0	0	0	$56,602
Joint Venture
Wholly Owned Assets	5	5	0	371,465	$5,726
Development Property Investments	6	6	0	457,494	$1,703

On-balance sheet investment activity

Our on-balance sheet self-storage investments at March 31, 2020 consisted of the following:

•

Wholly-Owned Property Investments – As of March 31, 2020, we had acquired 100% of the membership interests in the LLCs of 24 of our previous development property investments, resulting in the ownership of 24 self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,829	$(1,620)	$14,209	93,965	48	91.6%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(1,166)	10,498	59,848	45	85.7%
Atlanta 2	5/24/2016	2/2/2018	11,859	(1,000)	10,859	66,187	47	83.6%
Atlanta 1	5/25/2016	2/2/2018	13,204	(1,017)	12,187	71,718	47	87.2%
Pittsburgh	5/11/2017	2/20/2018	10,076	(569)	9,507	47,828	36	68.6%
Charlotte 1	8/18/2016	8/31/2018	12,783	(983)	11,800	86,750	45	69.1%
New York City 1	9/29/2017	12/21/2018	25,950	(1,604)	24,346	105,272	31	73.6%
New Haven	12/16/2016	3/8/2019	11,055	(816)	10,239	64,225	41	85.1%
Miami	2/10/2020	7/2/2019	20,586	(70)	20,516	69,739	3	12.9%
Jacksonville 2	3/27/2018	8/16/2019	11,607	(389)	11,218	70,255	25	73.6%
Miami 4	10/9/2016	9/17/2019	24,187	(989)	23,198	74,635	43	93.5%
Miami 5	8/13/2018	9/17/2019	15,180	(361)	14,819	77,075	21	66.0%
Miami 6	8/12/2016	9/17/2019	20,076	(784)	19,292	76,765	45	85.0%
Miami 7	3/26/2018	9/17/2019	21,544	(590)	20,954	86,450	25	69.7%
Miami 8	12/12/2016	9/17/2019	15,572	(640)	14,932	51,923	41	90.4%
Charlotte 2	8/30/2018	2/10/2020	16,641	(139)	16,502	76,545	20	54.1%
Atlanta 3	8/6/2019	2/10/2020	19,720	(109)	19,611	93,283	9	27.3%
Atlanta 5	4/8/2019	2/10/2020	24,501	(126)	24,375	87,150	13	32.1%
Louisville 1	8/15/2018	2/10/2020	12,189	(118)	12,071	65,871	21	52.7%
Atlanta 6	10/15/2018	2/10/2020	17,831	(131)	17,700	82,690	19	43.4%
Knoxville	11/30/2018	2/10/2020	12,930	(123)	12,807	72,455	17	66.5%
Boston 2	3/19/2019	2/14/2020	13,061	(102)	12,959	76,606	13	46.5%
Fort Lauderdale	5/2/2019	2/14/2020	18,779	(73)	18,706	80,569	12	57.9%
Atlanta 4	7/12/2018	2/21/2020	21,276	(157)	21,119	104,072	22	42.2%
Total Owned Properties			$398,100	$(13,676)	$384,424	1,841,876	29	63.7%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of May 3, 2020.
(3)	Average weighted based on NRSF.

•

Development Property Investments - We had 41 investments totaling an aggregate committed principal amount of approximately $501.8 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of March 31, 2020,  five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

We have commenced foreclosure proceedings against the borrower of our $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2020.

We have also commenced foreclosure proceedings against the borrower of our $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of March 31, 2020.

As of March 31, 2020, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $276.7 million and outstanding principal was $261.4 million, as described in more detail in the table below (dollars in thousands):

Location									Remaining
(MSA)	Investment	Date	Months	Size	% Physical			Funded	Unfunded	Fair
Address	Date	Opened	Open (1)	(NRSF) (2)	Occupancy (1)		Commitment	Investment	Commitment (3)	Value
Orlando 3 12709 E Colonial Dr	2/24/2017	7/26/2018	21	69,558	59.2%		$8,056	$7,905	$151	$9,741
Orlando 4 9001 Eastmar Commons	8/30/2017	1/16/2019	16	76,340	52.9%		9,037	8,156	881	10,132
Orlando 5 7360 W Sand Lake Rd	6/7/2018	12/27/2019	4	75,736	12.2%		12,969	11,206	1,763	12,480
Orlando MSA			14	221,634	41.0%	(7)	$30,062	$27,267	$2,795	$32,353
Tampa 4 3201 32nd Ave S	6/12/2017	10/9/2018	19	72,665	61.0%		10,266	9,808	458	12,748
Tampa 3 2460 S Falkenburg Rd	5/19/2017	11/29/2018	17	70,574	54.0%		9,224	8,470	754	10,079
Tampa 2 9125 Ulmerton Rd	5/2/2017	5/9/2019	12	70,967	43.7%		8,091	7,776	315	9,156
Tampa MSA			16	214,206	53.0%	(7)	$27,581	$26,054	$1,527	$31,983
Minneapolis 2 3216 Winnetka Ave N	2/8/2018	3/14/2019	14	83,648	32.6%		10,543	10,077	466	10,368
Minneapolis 1 631 Transfer Rd	11/21/2017	9/3/2019	8	88,898	16.0%		12,674	11,281	1,393	12,079
Minneapolis 3 101 American Blvd West	4/6/2018	12/13/2019	5	87,375	9.2%		12,883	10,898	1,985	11,713
Minneapolis MSA			9	259,921	19.1%	(7)	$36,100	$32,256	$3,844	$34,160
Denver 2 3110 S Wadsworth Blvd	4/20/2017	7/31/2018	21	74,307	56.2%		11,164	11,009	155	10,904
Denver 1 6206 W Alameda Ave	4/20/2017	6/28/2019	10	59,524	31.5%		9,806	9,789	17	10,420
Denver MSA			16	133,831	45.2%	(7)	$20,970	$20,798	$172	$21,324
New York City 2 (5) 465 W 150th St	6/30/2017	12/28/2018	16	40,951	40.3%		27,982	29,692	163	29,063
New York City 5 374 S River St	12/28/2017	3/9/2020	2	90,575	5.8%		16,073	14,991	1,082	17,657
New York City MSA			9	131,526	16.6%	(7)	$44,055	$44,683	$1,245	$46,720
Milwaukee 420 W St Paul Ave	7/2/2015	10/9/2016	43	81,489	76.3%		7,650	7,648	2	8,503
Austin 251 North A W Grimes Blvd	10/27/2015	3/16/2017	38	76,134	94.0%		8,658	8,136	522	8,111
Raleigh (8) 1515 Sunrise Ave	8/14/2015	3/8/2018	26	60,171	80.2%		8,792	8,789	3	8,558
Boston 1 (4) 329 Boston Post Rd E	6/29/2017	8/8/2018	21	90,503	53.9%		-	-	-	3,700
Louisville 2 3415 Bardstown Rd	9/28/2017	8/31/2018	20	76,603	48.9%		9,940	9,695	245	11,252
Jacksonville 3 (8) 2004 Edison Ave	7/27/2017	11/6/2018	18	68,100	46.7%		8,096	7,889	207	10,061
Baltimore 1 (5) 1835 Washington Blvd	6/19/2017	11/20/2018	17	83,560	36.9%		10,775	11,204	162	13,421
New Orleans 2705 Severn Ave	2/24/2017	12/21/2018	16	86,545	48.7%		12,549	12,148	401	14,383
Philadelphia (5)(6) 550 Allendale Rd	3/30/2018	4/25/2019	12	69,930	37.9%		14,338	11,536	3,264	11,807
Houston (6) 1050 Brittmoore Rd	3/1/2017	5/21/2019	11	131,845	18.6%		14,825	14,825	-	17,820
Stamford (5) 370 West Main St	3/15/2019	10/24/2019	6	38,650	19.5%		2,904	3,115	-	5,167
Kansas City 510 Southwest Blvd	5/23/2018	12/12/2019	5	76,822	15.6%		9,968	8,423	1,545	9,750
Atlanta 7 2915 Webb Rd	5/15/2018	3/23/2020	1	73,972	1.7%		9,418	6,923	2,495	8,045
Total Completed Development Investments			15	1,975,442	39.5%	(7)	$276,681	$261,389	$18,429	$297,118
(1)	As of May 3, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.

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

(6)	The Company has commenced foreclosure proceedings against the borrower.
(7)	Average weighted based on NRSF.
(8)	Subsequent to March 31, 2020, the Company purchased its partner’s 50.1% Profits Interest in these investments.

As of March 31, 2020, the underlying self-storage facilities of 15 of our 41 development property investments were classified as under construction, representing an aggregate committed principal amount of approximately $225.1 million and outstanding principal of $128.7 million. Of these 15 development property investments, we have re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate committed principal amount of the five investments is approximately $56.7 million with an outstanding principal of $15.7 million as of March 31, 2020. We and our respective developer partners on these investments are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest, but, more importantly, we are no longer obligated to fund the balance of those commitments, which positively affects our liquidity.

The ten investments under construction that are expected to be continued and funded are described in more detail in the table below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (3)
9/14/2017	Los Angeles 1 959 W Hyde Park Blvd	28,750	10,393	18,357	10,365	120,038	Q3 2020	Q3 2021
9/14/2017	Miami 1 4250 SW 8th St	14,657	13,417	1,240	14,215	69,555	Q2 2018	Q2 2020
11/16/2017	Miami 3 (3) 120-132 NW 27th Ave	20,168	13,714	6,879	14,979	96,295	Q4 2018	Q2 2020
12/15/2017	New York City 4 6 Commerce Center Dr	10,591	7,705	2,886	8,835	78,325	Q2 2018	Q3 2020
6/12/2018	Los Angeles 2 (3) 7855 Haskell Ave	9,298	9,332	649	9,579	117,097	Q1 2020	Q2 2021
3/1/2019	New York City 6 435 Tompkins Ave	18,796	3,572	15,224	3,462	76,250	Q3 2020	Q3 2021
4/18/2019	New York City 7 (3) 14 Merrick Rd	23,462	9,823	13,827	9,451	95,331	Q3 2019	Q1 2021
5/8/2019	New York City 8 (3) 74 Bogart St	21,000	22,306	-	22,384	193,763	Q4 2020	Q4 2021
7/11/2019	New York City 9 (3) 74-16 Grand Ave	13,095	13,751	-	13,588	105,950	Q3 2020	Q2 2021
8/21/2019	New York City 10 (3) 1401 4th Ave	8,674	9,041	-	8,933	76,775	Q3 2019	Q2 2021
Total Development Investments in Progress		$168,491	$113,054	$59,062	$115,791	1,029,379
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)

Estimated C/O dates represent the Company’s best estimate as of March 31, 2020 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.

(3)

The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

The five investments that we have elected to forgo are described in more detail in the table below (dollars in thousands):

				Remaining
	Location	Original		Unfunded
	(MSA)	Investment	Funded	Original	Fair
Closing Date	Address	Commitment	Investment	Commitment (2)	Value
10/12/2017	Miami 2 (1) 880 W Prospect Rd	9,459	1,528	8,023	1,287
10/30/2017	New York City 3 (1) 5203 Kennedy Blvd	15,301	6,932	8,717	6,426
12/27/2017	Boston 3 19 Coolidge Hill Rd	10,174	2,805	7,369	2,683
5/1/2018	Miami 9 (1) 10651 W Okeechobee Rd	12,421	3,642	8,951	3,424
11/16/2018	Baltimore 2 8179 Ritchie Hwy	9,247	770	8,477	706
Total Forgone Investments		$56,602	$15,677	$41,537	$14,526
(1)	The funded amount of these investments include PIK interest accrued on our loan. These interest amounts are not included in the commitment amount for each investment.
(2)

We expect minimal additional fundings on these investments as we and our respective developer partners are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest.

Real estate venture activity

As of March 31, 2020, the SL1 Venture wholly owned the five self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,606	$(1,271)	$15,335	80,621	33	87.1%
Atlanta 2	9/14/2017	1/28/2019	10,850	(626)	10,224	70,089	32	78.2%
Denver	12/14/2017	1/28/2019	16,473	(956)	15,517	85,500	29	65.9%
Atlanta 1	4/12/2018	1/28/2019	13,283	(644)	12,639	71,147	25	60.6%
Raleigh	6/8/2018	11/7/2019	9,684	(243)	9,441	64,108	23	62.9%
Total Owned Properties			$66,896	$(3,740)	$63,156	371,465	28	71.3%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of May 3, 2020.
(3)	Average weighted based on NRSF.

As of March 31, 2020, the SL1 Venture had six development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

Location								Remaining
(MSA)	Investment	Date	Months	Size	% Physical		Funded	Unfunded	Fair
Address	Date	Opened	Open(1)	(NRSF)(2)	Occupancy(1)	Commitment	Investment	Commitment(3)	Value
Columbia 401 Hampton St	9/28/2016	8/23/2017	32	70,935	79.2%	$9,199	$9,073	$126	$10,199
Washington DC (4) 1325 Kenilworth Ave NE	4/15/2016	9/25/2017	31	90,405	74.6%	-	-	-	3,795
Miami 1 (4) 490 NW 36th St	5/14/2015	2/23/2018	26	75,770	73.5%	-	-	-	1,608
Fort Lauderdale (4) 812 NW 1st St	9/25/2015	7/26/2018	21	87,384	73.3%	-	-	-	4,884
Miami 2 (4) 1100 NE 79th St	5/14/2015	10/30/2018	18	73,890	76.2%	-	-	-	1,661
New Jersey 6 Central Ave	7/21/2016	1/24/2019	15	59,110	56.7%	7,828	7,429	399	8,559
Total Completed Development Investments			24	457,494	72.8% (5)	$17,027	$16,502	$525	$30,706

(1)	As of May 3, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
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

Business Outlook

Prior to the Covid-19 pandemic that is currently affecting the United States, we adopted a cautious approach to the origination of new development investments, especially in those U.S. markets that have seen an above average level of new deliveries this development cycle. Primarily due to the elevated amount of new supply, we expected to experience a significant reduction in our new development investment commitment amounts in 2020 as compared to prior years. The uncertainty surrounding the impact of the pandemic and eventual recovery has solidified our view toward reduced or no originations of new development investment commitments for the foreseeable future. We will continuously monitor the development market and reassess both existing and potential new opportunities going forward. As visibility into the impact of the pandemic improves, our appetite for new development may change.

As of March 31, 2020, the underlying self-storage facilities of 15 of our 41 development property investments were classified as under construction, representing an aggregate committed principal amount of approximately $225.1 million and outstanding principal of $128.7 million. Of these 15 development property investments, we have re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate committed principal amount of the five investments is approximately $56.7 million with an outstanding principal of $15.7 million as of March 31, 2020. We and our respective developer partners on these investments are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest, but, more importantly, we are no longer obligated to fund the balance of those commitments, which positively affects our liquidity.

As has been the case for the past 18 months, our focus has shifted to potential acquisition opportunities of our developers’ interests in our development investments and newly-constructed and opened self-storage facilities that complement our existing portfolio, as well as other potential growth initiatives such as the acquisition of properties from third partners, whether on balance sheet or by means of an institutional joint venture. We still intend to acquire the majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. From the third quarter of 2017 through May 7, 2020, we acquired 20 self-storage facilities from our core development program through privately negotiated transactions with our developer partners on our balance sheet, five self-storage facilities within our real estate venture with Heitman, one facility that was designated a construction loan and the five self-storage facilities underlying our Miami bridge investment. The 25 acquisitions from our core development program and Heitman Joint Venture occurred on average 16 months after the respective self-storage facilities commenced operating activities. While there is no assurance that this trend will continue, we believe the frequency of opportunities to acquire our developers’ interests has accelerated due to the fact that of the 34 underlying facilities in our remaining development portfolio as of May 7, 2020, at least 22 facilities will have been open for 16 months or more by March 31, 2021. We believe as developers seek liquidity during this ongoing economic crisis, we may be able to acquire properties at attractive prices. Additionally, we could see an increased amount of opportunities to acquire our developer partner’s interests due to the Covid-19 pandemic. However, we believe we will have more clarity on the market for acquisitions in future periods, and we can provide no assurances that this will come to fruition, and, as described above, such acquisitions will be dependent on our continued access to capital.

In certain investments, we expect one or more factors, including longer than expected construction times and slower than expected lease up times, to result in potential shortages in interest reserves and/or operating reserves. We expect that the impact of the COVID-19 pandemic could increase the frequency of these situations and/or increase the amount of the potential reserve shortages therein. In certain situations, we may modify the investments in exchange for additional economics, primarily in the form of loan related fees. These fees have and will continue to be recognized in interest income from investments within our Consolidated Statements of Operations. In certain circumstances, these reserve shortages and/or other factors could result in foreclosure of the underlying facility or negotiated acquisition of the respective developer partner’s interests. As a result, the average consideration to acquire the interests of our developer partners in our development property investments may decrease.

As we experience an increase in the acquisitions of self-storage properties that we have financed, the amount of fair value appreciation recognized in future periods in our Consolidated Statement of Operations will likely be reduced as compared to previous years, as fair value appreciation is not recognized after the acquisition date; however, our property operating income will increase as we acquire and consolidate additional self-storage facilities. Additionally, the construction progress and deliveries of our on-balance sheet investments to date contributed to significant fair value appreciation in 2018 and 2019. As the number of these deliveries is expected to decrease in 2020 and 2021, prior to the COVID-19 we already expected fair value appreciation in these years to decrease as compared to 2019, all else being equal. The COVID-19 related economic crisis has not only caused a slowdown in appreciation of fair value, but in the first quarter of 2020, we actually experienced an overall net decrease in the fair value of our investment portfolio. The net decrease in fair value was driven by increased credit spreads that impact the value of our debt investments, loss of a portion (or possibly all) of the upcoming rental season resulting in slower occupancy increases than previously anticipated and the current inability of our managers to increase rental rates. In light of these factors, over the next few years, we expect the primary driver of our earnings to shift from fair value appreciation and interest income, to property operating income. As a result, we expect sometime in the next four quarters to begin publicly reporting funds from operations and adjusted funds from operations, which are non-GAAP measures reported by many equity REITS. The pace and magnitude of this shift will depend on our ability to acquire our developer partner’s interests and the rate at which the facilities lease up, both of which will be impacted by the timing of the recovery from the current economic crisis.

Critical Accounting Policies

During the three months ended March 31, 2020 we added the following critical accounting policy:

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the three months ended March 31, 2020, we recorded $4.7 million of Goodwill related to the Internalization and we have one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization transaction, we determined that dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets, and specifically our market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other,  since our common stock is traded in an active market, we calculated its fair value primarily based on our market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below our carrying value. As a result, we recorded a goodwill impairment loss of $4.7 million for the three months ended March 31, 2020 and there is no Goodwill as of March 31, 2020 or December 31, 2019.

Other than the item described above, there have been no significant changes to our critical accounting policies as disclosed in the 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three months ended March 31, 2020 and 2019 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended March 31, 2020 and March 31, 2019:

(Dollars in thousands)	Three months ended
	March 31, 2020	March 31, 2019
Revenues:
Interest income from investments	$7,758	$8,212
Rental and other property-related income from real estate owned	3,878	1,450
Other revenues	61	222
Total revenues	11,697	9,884

Costs and expenses:
General and administrative expenses	2,764	1,762
Fees to Manager	1,230	2,003
Property operating expenses of real estate owned	2,047	762
Depreciation and amortization of real estate owned	3,584	1,029
Goodwill impairment loss	4,738	-
Internalization expenses	37,783	-
Total costs and expenses	52,146	5,556

Operating income (loss)	(40,449)	4,328

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(165)	156
Net unrealized gain (loss) on investments	(10,962)	8,830
Interest expense	(3,212)	(1,213)
Other interest income	6	13
Total other income (loss)	(14,333)	7,786
Net income (loss)	$(54,782)	$12,114
Net income attributable to preferred stockholders	(5,207)	(5,032)
Less: Net loss attributable to non-controlling interests	1,947	-
Net income (loss) attributable to common stockholders	$(58,042)	$7,082

Revenues

Total interest income from investments for the three months ended March 31, 2020 was $7.8 million, a decrease of approximately $0.5 million, or 6%, from the three months ended March 31, 2019. The decrease is primarily attributable to a decrease in the principal amount of development loans and bridge loans outstanding as a result of the acquisitions of 17 additional self-storage facilities which are no longer generating interest income. Rental revenue from real estate owned during the three months ended March 31, 2020 increased $2.4 million, or 167%, to $3.9 million compared to $1.5 million from real estate owned during the prior year period. This increase is the result of 17 acquisitions of our developer’s interests during 2019 and the three months ended March 31, 2020,  coupled with increased property net operating income on existing real estate owned resulting from higher occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Compensation and benefits	$1,677	$1,029
Occupancy	98	102
Business development	52	61
Professional fees	578	292
Other	359	278
General and administrative expenses	$2,764	$1,762
Fees to Manager	1,230	2,003
Total general and administrative expenses	$3,994	$3,765

Total general and administrative expenses

Total general and administrative expenses for the three months ended March 31, 2020 were $4.0 million, an increase of $0.2 million, or 6%, from the three months ended March 31, 2019, primarily due to annual compensation increases, as well as the addition of two professional employees during the third quarter of 2019 who were hired for various functions rendered necessary by our continuing conversion to an equity REIT. Compensation and benefits expense also increased as a result of the Company becoming solely responsible for compensation of the Company’s chief executive officer and chief financial officer. Prior to the Internalization, the Manager paid for a majority of the compensation related expenses of the chief executive officer and chief financial officer. Compensation and benefits included non-cash expense of stock-based compensation of $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Professional fees increased primarily due to legal fees incurred during the three months ended March 31, 2020 regarding certain foreclosure proceedings.  We also incurred Manager fees of $1.2 million and $2.0 million in the three months ended March 31, 2020 and 2019, respectively, pursuant to the management agreement. The decrease in fees to our Manager was primarily the result of the timing of the closing of the Internalization on February 20, 2020. We no longer incur any Manager fees effective as of that date.

Goodwill impairment loss

Goodwill impairment loss of $4.7 million represents a loss recorded due to an interim impairment assessment caused by the dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets and specifically the Company’s reduced market capitalization. The Company determined that the fair value of its single reporting unit was below its carrying value. As a result, the Company recorded a goodwill impairment loss of $4.7 million for the three months ended March 31, 2020. No such loss was recorded for the three months ended March 31, 2019.

Property-related expenses

Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other operating expenses

Internalization expenses of $37.8 million during the three months ended March 31, 2020 consist of $37.4 million of expense recognized as a result of the settlement of a preexisting contractual relationship in connection with the internalization and $0.4 million of professional costs incurred related to Internalization.  The Company incurred no internalization expenses during the three months ended March 31, 2019.

Other income (expense)

For the three months ended March 31, 2020 and 2019, we recorded other income (loss) of $(14.3) million and $7.8 million, respectively, which primarily relates to the net unrealized gain (loss) on investments. Other income (expense) includes a decrease in the fair value of investments of $11.0 million, compared to an increase of $8.8 million for the comparable period in 2019. The decrease in fair value was primarily driven by 1) elongated economic stabilization timelines (slower physical lease-up and lower realized rates) of the majority of the underlying properties in our development investment portfolio caused by the COVID-19 pandemic as well as the ongoing impact of new supply and 2) the net impact of debt valuations, which were negatively impacted by the dramatic increase in credit spreads during the quarter caused by the pandemic and resulting economic downturn. The year-over-year reduction in the increases in the fair value of investments for the quarter ended March 31, 2020 as compared to the same period in 2019 was primarily driven by the aforementioned impacts as well as the fact that fewer properties attained certificates of occupancy and an increased pace of acquisitions of developers’ interests during the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019.

The $(0.2) million and $0.2 million of equity in earnings (loss) from unconsolidated real estate venture in the three months ended March 31, 2020 and 2019, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to the decline in fair value of investments as mentioned above. Interest expense for the three months ended March 31, 2020 and 2019 was $3.2 million and $1.2 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income attributable to common stockholders (computed in accordance with GAAP) plus stock dividends to preferred stockholders, stock-based compensation expense, net loss attributable to non-controlling interests, fees to Manager, depreciation and amortization on real estate assets, depreciation and amortization on SL1 Venture real estate assets, goodwill impairment loss and internalization expenses. Fees to Manager have been included in Adjusted Earnings for all periods through December 31, 2019 as at that time they related to our then-ongoing business operations as an externally-managed company. For periods subsequent to December 31, 2019, Fees to Manager are not included in Adjusted Earnings as they no longer relate to our ongoing business operations as an internally-managed company following the Internalization. We have paid a prorated management fee to the Manager for the period during the first quarter of 2020 prior to the completion of the Internalization and will no longer pay management fees going forward.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Net income (loss) attributable to common stockholders	$(58,042)	$7,082
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	606	328
Plus: net loss attributable to non-controlling interests	(1,947)	-
Plus: fees to Manager	1,230	-
Plus: depreciation and amortization on real estate assets	3,584	1,029
Plus: depreciation and amortization on SL1 Venture real estate assets	63	56
Plus: goodwill impairment loss	4,738	-
Plus: internalization expenses	37,783	-
Adjusted Earnings (loss)	$(9,860)	$10,620

Liquidity Outlook and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to fund construction mortgage loans included in our investment portfolio, repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We use significant cash to originate our target investments, acquire the interests of developers in self-storage facilities we have financed, make distributions to our stockholders and fund our operations. We will require cash to pay the net purchase price for the remaining interests in self-storage facilities that we purchase from our developer partners, to the extent we do not issue OC Units as consideration. We have not yet generated sufficient cash flow from operations or investment activities to enable us to make any investments or cover our distributions to our stockholders. As a result, we are dependent on borrowings under our Credit Facility, the issuance of equity securities and other access to third-party sources of capital, as well as capital recycling, to continue our investing activities and pay distributions to our stockholders.

Our liquidity position is dependent on our ability to borrow under our Credit Facility and, to a lesser extent, our ability to issue common stock under our ATM Program or otherwise or our ability to liquidate or procure repayment of investments and recycle capital. As described below, we increased the size of our Credit Facility to $375.0 million with the ability to increase the capacity up to $750.0 million pursuant to an accordion feature. However, despite this increase in the potential borrowing capacity, our ability to use our Credit Facility is subject to borrowing base requirements. Our borrowing base capacity is in part tied to the fair value of our portfolio investments. Our borrowing base capacity did not significantly decrease as a result of the decrease in fair value of our investments for the three months ended March 31, 2020. However, we can provide no assurances that our borrowing base capacity will remain constant or increase in future periods. Future declines in fair value could cause our borrowing base capacity to decrease, which would limit our liquidity position. In certain circumstances, a decline in our borrowing base capacity could cause us to be overdrawn on our Credit Facility, which would cause a default. Furthermore, we do not intend to issue common stock under our ATM Program or otherwise at current market prices, which further limits our liquidity position. We intend to monitor our stock price and liquidity position to determine when it is appropriate to issue common stock.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Three months ended March 31,
	2020	2019
Net income (loss)	$(54,782)	$12,114
Adjustments to reconcile net income (loss) to net cash used in operating activities:	48,997	(15,085)
Net cash used in operating activities	(5,785)	(2,971)
Net cash used in investing activities	(26,390)	(30,248)
Net cash provided by financing activities	36,238	28,364
Change in cash and cash equivalents	$4,063	$(4,855)

Cash increased $4.1 million during the three months ended March 31, 2020 as compared to a decrease in cash of $4.9 million during the three months ended March  31,  2019. Net cash used in operating activities for the three months ended March 31, 2020 and 2019 was $5.8 million and $3.0 million, respectively. The primary components of cash used in operating activities during the three months ended March 31, 2020 were net loss adjusted for non-cash transactions of $3.1 million and the decrease in cash from working capital of $2.8 million, offset by $0.1 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the three months ended March 31, 2019 were net income adjusted for non-cash transactions of $2.2 million, offset by $0.8 million of return on investment from the SL1 Venture and the change in cash from working capital of $0.1 million.

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 was $26.4 million and $30.2 million, respectively. For the three months ended March 31, 2020, the cash used for investing activities consisted primarily of $26.6 million to purchase the developers’ interest in nine of our development property investments,  $8.6 million to fund investments, and $0.2 million in capital additions to our self-storage real estate owned, offset, in part, by $4.7 million in return of capital from the SL1 Venture and $4.2 million in repayments of other loans. For the three months ended March 31,  2019,  the cash used for investing activities consisted primarily of $29.5 million to fund investments, $2.6 million to purchase additional interests in one of our development property investments, offset, in part, by $2.1 million return of capital of from the SL1 Venture.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $36.2 million and primarily related to $32.2 million of net proceeds received from the Credit Facility, $15.1 million of net proceeds from common stock issuances, offset, in part, by $11.0 million of dividends paid. For the three months ended March 31, 2019, net cash provided by financing activities totaled $28.4 million and primarily related to $26.8 million of net proceeds received from the Credit Facility, $2.8 million of net proceeds from common stock issuances, $9.1 million of net proceeds received from term loans, offset, in part, by $10.1 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of March 31, 2020, we had remaining unfunded commitments of $119.1 million, including non-cash interest reserves of approximately $26.0 million, related to our investment portfolio and SL1 Venture. Of the $119.1 million of unfunded commitments, $41.5 million is related to the five development projects we anticipate forgoing resulting in minimal additional fundings on those investments. Of the remaining unfunded commitments of $77.6, the amounts are estimated to be funded on the following schedule.

Future Fundings for Investments	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$39,324	$30,085	$7,436	$651	$77,496

We expect to fund the remaining unfunded commitments primarily with cash on hand, borrowings under our Credit Facility, recycled capital from loan repayments or property dispositions and, if we deem market prices to be attractive, future issuances of common stock.

As of March 31, 2020, we had $7.3 million of cash on hand and $51.6 million of remaining current borrowing capacity under our Credit Facility. In addition, we have $125 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and a $375.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

•	Developer refinancings/repayments of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
•	Potential sales of facilities underlying current development investments to a third party and
•	Additional common stock issuances.

While our access to capital may be adversely impacted as a result of the COVID-19 pandemic (as discussed above), we currently believe we have sufficient access to capital for the foreseeable future to fund our commitments. However, we can provide no assurance that, if the impact of the COVID-19 pandemic significantly worsens in duration or intensity, such capital will be available to us on acceptable terms or at all. See “Risk Factors” in this Quarterly Report on Form 10-Q.

Credit Facility

On March 26, 2020, we entered into a second amendment and restatement of the Credit Facility to, among other things allow up to $375 million of borrowings and an accordion feature permitting expansion up to $750 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of March 31, 2020, we had $198.0 million outstanding of our $249.6 million in total availability under the Credit Facility. As of May 7, 2020, we had $225.0 million outstanding of our $249.6 million in total availability under the Credit Facility, and we had approximately $16 million of cash on hand.

During the remainder of 2020, we believe we will have substantial opportunities for new investments, consisting primarily in the buyout of developers’ interests in self-storage facilities we have financed. Since our IPO, we have been able to issue publicly-traded common stock and preferred stock, access preferred equity in a private placement, sell senior participations in existing loans, procure the Credit Facility, and enter into term loan debt. Moreover, as self-storage facilities we have financed are completed, opened and leased up, developers will have the right and the opportunity to sell or refinance such facilities, providing us with an additional source of capital if refinancings occur or we choose to allow sales to occur without exercising our ROFRs with respect to sold facilities. Cash received from sales and refinancings can be recycled into new investments. Accordingly, we believe we will have adequate capital to finance new investments for at least the next 12 months.

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

Common Stock ATM Program

On December 18, 2019, we entered into a new equity distribution with respect to a $100 million ATM Program. We have sold 996,412 shares for a weighted average price of $19.16 under our current ATM Program and have $80.9 of availability remaining. Since the inception of our initial ATM Program on April 5, 2017, we have sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share, receiving net proceeds after commissions and other offering costs of $101.4 million under our ATM Programs.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from offerings of our common stock, including our ATM Programs, proceeds from the issuance of our Series A Preferred Stock, and proceeds from the issuance of our Series B Preferred Stock. At March 31, 2020, we had total indebtedness of $239.2 million, or 28% of total assets. During 2020, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Credit Facility; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) must maintain liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million; (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00; and (vii) a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Credit Facility.

The amount available to borrow under the Credit Facility is limited according to a borrowing base valuation of the assets available as collateral. We are required to maintain a minimum borrowing base availability attributable to Non-Stabilized Real Estate Collateral and Stabilized Real Estate Collateral of not less than (i) 20% of total borrowing base availability for the period between March 26, 2020 and December 31, 2020, (ii) 40% of total borrowing base availability for the period between January 1, 2021 and December 31, 2021 and (iii) 60% of total borrowing base availability for the period between January 1, 2022 through the maturity of the Credit Facility.

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

Contractual Obligations and Commitments

The following table reflects our total contractual cash obligations as of March 31, 2020  (dollars in thousands):

Contractual Obligations	2020	2021	2022	2023	Thereafter	Total
Long-term debt obligations (1)(2)	$-	$41,175	$-	$198,000	$-	$239,175

(1)	Represents principal payments gross of discounts and debt issuance costs.
(2)	Amount excludes interest, which is variable based on 30-day LIBOR plus spreads ranging from 2.10% to 3.00%.

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of March 31, 2020:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.29%	2.25%	4.54%	6/3/2019	8/1/2021
Term Loan under interest rate swap	7,087	1.60%	2.25%	3.85%	8/13/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	100,000	1.58%	2.75%	4.33%	6/25/2019	12/28/2021
Secured revolving credit facility under interest rate cap(2)	20,000	1.58%	2.75%	4.33%	3/18/2020	12/28/2021
	$161,175
(1)	The effective interest rate represents the average on the underlying variable debt unless the cap rate of LIBOR plus 2.50% is reached.
(2)

The effective interest rate represents the average on the underlying variable debt unless the cap rate of 1.50% of LIBOR is reached.  The first interest period after the effective date begins April 1, 2020.

At March 31, 2020, we had $119.0 million of unfunded loan commitments related to our investment portfolio and $0.05 million related to the SL1 Venture. Of the $119.1 million of unfunded commitments, $41.5 million is related to the five development projects we anticipate forgoing resulting in minimal additional fundings on those investments. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended March 31, 2020, we declared a cash dividend to our stockholders of $0.23 per share, payable on April 15, 2020 to stockholders of record on April 1, 2020.  On December 16, 2019, the Company announced that in connection with the Company’s accelerated transition to an equity REIT, the Board of Directors elected to right-size the Company’s annual dividend, effective with the first quarter 2020 dividend payable in April 2020. The Board of Directors determined that the new annual dividend rate with respect to the Company’s Common Stock will be $0.92 per share, payable quarterly at the rate of $0.23 per share, and declared the first quarter dividend at its February 21, 2020 regular meeting. We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Additionally, holders of our Series A Preferred Stock are entitled to a cumulative cash distribution (“Cash Distribution”) equal to (A) 7.0% per annum on the liquidation value, or $1,000 per share of Series A Preferred Stock (the “Liquidation Value”) for the period beginning on the respective date of issuance until the sixth anniversary of the Effective Date, payable quarterly in arrears, (B) 8.5% per annum on the Liquidation Value for the period beginning the day after the sixth anniversary of the Effective Date and for each year thereafter so long as the Series A Preferred Stock remains issued and outstanding, payable quarterly in arrears, and (C) an amount in addition to the amounts in (A) and (B) equal to 5.0% per annum on the Liquidation Value upon the occurrence of certain triggering events (a “Cash Premium”). In addition, the holders of the Series A Preferred Stock will be entitled to a cumulative dividend payable in-kind in shares of our common stock or additional shares of Series A Preferred Stock, at the election of the holders (the “Stock Dividend”), equal in the aggregate to the lesser of (Y) 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted) and (Z) an amount that would, together with the Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock, as set forth in the Articles Supplementary. For the first three fiscal quarters of the fiscal years 2018, 2019 and 2020 and for the first fiscal quarter of 2021, we will declare and pay a Series A Aggregate Stock Dividend equal to $2,125,000, or the Series A Target Stock Dividend. For the last fiscal quarter of each of 2018, 2019 and 2020 and for the second fiscal quarter of 2021, we will compute the cumulative Series A Aggregate Stock Dividend for all periods after December 31, 2018 through the end of such fiscal quarter equal to 25% of the incremental increase in our book value (as adjusted for equity capital issuances, share repurchases and certain non-cash expenses) plus, to the extent we own equity interests in income-producing real property, the incremental increase in net asset value (provided, however, that no interest in the same real estate asset will be double counted), or the Series A Computed Stock Dividend, and will declare and pay for such quarter a Series A Aggregate Stock Dividend equal to the greater of the Series A Target Stock Dividend or the Series A Computed Stock Dividend minus the sum of all Series A Aggregate Stock Dividends declared and paid for all fiscal quarters after December 31, 2018 and before the fiscal quarter for which such payment is computed, in each case subject to an amount that would, together with the Series A Cash Distribution, result in a 14.0% internal rate of return for the holders of the Series A Preferred Stock from the date of issuance of the Series A Preferred Stock.

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

There have been no material changes in our credit risk, interest rate risk, interest rate mismatch risk, or real estate risks from what was disclosed in the 2019 Form 10-K except as set forth below.

Market Risk

Our development property investments generally will be reflected at their estimated fair value, with changes in fair market value recorded in our income. The estimated fair value of these investments fluctuates primarily due to changes in interest rates, capitalization rates, and other factors. Generally, in a rising interest rate environment, the estimated fair value of the fixed-rate securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of the fixed-rate securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted. If we are unable to readily obtain independent pricing to validate our estimated fair value of any loan investment in our portfolio, the fair value gains or losses recorded in income may be adversely affected.

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	March 31, 2020	December 31, 2019
Up 25 basis points	$(1.8)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	1.6	2.2

Up 50 basis points	(3.5)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	1.7	4.5

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	March 31, 2020	December 31, 2019
Up 25 basis points	$(7.1)	$(10.2)
Down 25 basis points	7.8	11.1

Up 50 basis points	(14.0)	(19.4)
Down 50 basis points	16.3	23.4

Interest Rate Risk

As of March 31, 2020, the effect of our hedge agreements was to fix the interest rate on our $41.2 million variable rate term loans and our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of March 31, 2020, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	March 31, 2020
Up 100 basis points	$1.7
Down 100 basis points	(2.0)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The pandemic has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in several ways. Our borrowers may not be able to make interest payments as they come due as a result of the deteriorating economic conditions, which may require us to foreclose on the self-storage assets underlying delinquent loans. With declining real estate values, the assets we acquire in a foreclosure may be worth less than the outstanding loans securing the properties. In addition, we no longer intend to make any new development loans for the foreseeable future, and we have elected to forgo the projects related to five development loans for which either development or construction has not yet commenced. The aggregate principal amount of these investments is approximately $56.6 million with an outstanding principal balance of $15.7 million as of March 31, 2020. We can provide no assurances that we will be able to recover any or all outstanding amounts under those loans. Furthermore, individual tenants at our owned self-storage facilities and at facilities securing our development investments may not be able to pay rent on time or at all, and rental rates for self-storage facilities will likely remain stagnant or decline. New leasing of self-storage properties has slowed significantly during the ongoing stay at home orders as people are unable to visit facilities. All of the foregoing may have a material and adverse impact on our results of operations, financial condition and ability to pay dividends to our stockholders at expected levels or at all. As described further below, the most immediate impact of the COVID-19 crisis has been on the fair value of our investments, which has resulted from the factors described above. We have seen a decline in the fair value of our portfolio investments for the three months ended March 31, 2020 and we may see further declines in our fair values in future periods. Any decline in fair value has an adverse effect on our results of operations.

Further, our management team is focused on mitigating the impacts of COVID-19, which has required and will continue to require, a large investment of time and resources across our business. Additionally, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We may be impacted by stock market volatility and illiquid market conditions, global economic uncertainty, and the perceived prospect for capital appreciation in real estate. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. In addition, the deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and rents across our portfolio as tenants and residents reduce or defer their spending, which could adversely affect the value of our properties.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the full effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows could be material.

The economic impact of COVID-19 has resulted in declines in the fair value of our investments and we may experience further declines in the future.

Currently a majority of our portfolio investments are financial instruments and profits interests that are recorded at fair value and are not publicly traded. For the three months ended March 31, 2020, we recognized a decline in the fair value of our investments of $11.0 million, which had a negative impact on our results of operations for the quarter. This decline primarily resulted from the economic impact related to the COVID-19 pandemic, including a decline in real estate values, delays in lease up of properties, the freezing of rental rates and volatility in spreads caused by disruption of credit markets. During times of economic distress, the valuation process becomes more unpredictable and volatile, which may result in significant volatility in fair value. Accordingly, we may experience further declines in fair value in future periods, and such declines may be significant. Results of operations may continue to be negatively impacted, and such impact may be significant, if we continue to decline in the fair values of our investments.

Our liquidity position may be materially and adversely impacted by the economic crisis caused by the COVID-19 pandemic.

We are dependent upon outside sources of capital to fund our liquidity needs. In recent years, we have primarily funded our liquidity needs through issuances of common and preferred equity and borrowings under our Credit Facility. Current market conditions make it unfavorable for us to raise equity capital because of the potential dilution to existing stockholders. As a result, we currently intend to rely primarily on our Credit Facility, and potentially other borrowings, in order to fund our operations in the near term, if not longer. Our ability to borrow under our Credit Facility is subject to our borrowing base availability. As of March 31, 2020, we had $51.6 million available for future borrowings under our Credit Facility. However, if we continue to see declines in fair value, the borrowing base capacity may be reduced because our borrowing base capacity is determine, in part, by the fair value of our portfolio investments. In certain circumstances, a decline in our borrowing base capacity could cause us to be overdrawn on our Credit Facility, for which the lenders could declare us in default. A default under our Credit Facility would allow the lenders to foreclose on the assets securing our Credit Facility. Furthermore, if we are unable to use our Credit Facility, we may be forced to dispose of assets at disadvantageous prices in order to meet our liquidity needs. Our access to capital may also be negatively impacted by the inability of developers to refinance our loans to them due to the tightening of credit markets and the potential inability to dispose of facilities underlying our investments at a price that would result in our expected returns. Constraints on our access to capital may materially and adversely impact our results of operations, financial condition and our ability to pay dividends to stockholders at expected levels or at all.

A significant portion of our portfolio is concentrated in the New York City MSA, which has been significantly impacted by the COVID-19 pandemic.

As previously disclosed, we have certain geographic concentrations, including in the New York City MSA. As of March 31, 2020, 28% of the carrying value of our development investment portfolio was concentrated in the New York City MSA, and we wholly own one asset in the New York City MSA. New York City has been significantly adversely impacted by the COVID-19 pandemic disproportionately compared to other cities in the U.S and across the globe. As a result, the economic recovery following the COVID-19 crisis may be delayed more in New York than in other parts of the country, which may cause reduced demand for self-storage properties there. Our developer partners in New York City may be at particular risk of not being able to meet their obligations to us. As a result, our concentration of assets in New York City may have an adverse impact on the fair value of our assets, our results of operations, our financial condition and our ability to pay dividends to our stockholders at expected levels or at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

On February 10, 2020, the Operating Company issued 82,526 OC Units in connection with the acquisition of a developer’s interests in two self-storage properties. The OC Units were issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. OC Units may be tendered for redemption beginning on the first anniversary of issuance for cash, or at our option, shares of our common stock.

Repurchases of Common Stock

The following table				Maximum Dollar
provides information			Total Number of	Value
about repurchases of our	Total		Shares Purchased	that May Yet Be
common shares during	Number of	Average	as Part of Publicly	Purchased Under the
the three months	Shares	Price Paid	Announced Plans or	Plans or Programs (1)
ended March 31, 2020:	Purchased	Per Share	Programs	(dollars in thousands)
January 1-January 31	-	$-	-	$6,848
February 1-February 29	-	-	-	6,848
March 1-March 31	-	-	-	6,848
Total	-	$-	-	$6,848
(1)	On May 23, 2016, we announced a program permitting us to repurchase a portion of our outstanding common stock not to exceed a dollar maximum of $10.0 million established by our Board of Directors.

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
3.1

Articles Supplementary With Respect to the Opt-Out of Title 3, Subtitle 8 of the MGCL (incorporated by reference to Exhibit 3.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on February 24, 2020).

3.2

Amendment No. 1 to the Amended and Restated Bylaws of Jernigan Capital, Inc. (incorporated by reference to Exhibit 3.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on February 24, 2020).

10.1

First Amendment to First Amended and Restated Credit Agreement, dated January 31, 2020, by and among Jernigan Capital Operating Company, LLC, Jernigan Capital, Inc., KeyBank National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on February 5, 2020).

10.2

Second Amended and Restated Credit Agreement, dated March 26, 2020, by and among Jernigan Capital Operating Company, LLC, KeyBank National Association, as administrative agent, KeyBanc Capital Markets Inc. and BMO Capital Markets Corp., as joint lead arrangers, BMO Capital Markets Corp. as syndication agent, Raymond James Bank, N.A. as documentation agent and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 27, 2020).

10.3

Second Amended and Restated Unconditional Guaranty of Payment and Performance, dated as of March 26, 2020, by and among the Jernigan Capital, Inc. and its subsidiaries party there to, in favor of KeyBank National Association and the other lenders under the Amended and Restated Credit Facility (incorporated by reference to Exhibit 10.2 of Jernigan Capital, Inc.’s Current Report on Form 8-K, filed on March 27, 2020).

10.4*	Form of Restricted Stock Award Agreement for Executive Officers.

10.5*	Form of Restricted Stock Unit Award Agreement for Executive Officers

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: May 8, 2020	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)