Form 10-Q
period 2020-06-30
Jernigan Capital, Inc.
filed 2020-08-10
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, Jernigan Capital, Inc. had 23,263,130 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	June 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$15,459	$3,278
Self-Storage Investment Portfolio:
Development property investments at fair value	364,688	549,684
Self-storage real estate owned, net	467,950	230,844
Investment in and advances to self-storage real estate venture	6,096	11,247
Other loans, at cost	216	4,713
Deferred financing costs	7,389	4,154
Prepaid expenses and other assets	10,237	8,654
Fixed assets, net	137	203
Total assets	$872,172	$812,777

Liabilities:
Secured revolving credit facility	$230,000	$162,000
Term loans, net of unamortized costs	40,912	40,791
Due to Manager	—	3,164
Accounts payable, accrued expenses and other liabilities	10,727	4,817
Dividends payable	11,029	13,131
Total liabilities	292,668	223,903

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 137,750 and 133,500 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively, at liquidation preference of $137.8 million and $133.5 million, net of offering costs, respectively	134,887	130,637
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of June 30, 2020 and December 31, 2019, at liquidation preference of $39.3 million, net of offering costs	37,298	37,298
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2020 and December 31, 2019; 23,263,130 and 22,423,283 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	232	224
Additional paid-in capital	450,745	426,129
Accumulated deficit	(79,354)	(5,021)
Accumulated other comprehensive income (loss)	(1,268)	(393)
Total Jernigan Capital, Inc. stockholders' equity	542,540	588,874
Non-controlling interests	36,964	—
Total equity	579,504	588,874
Total liabilities and equity	$872,172	$812,777

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Interest income from investments	$6,806	$9,150	$14,564	$17,362
Rental and other property-related income from real estate owned	4,817	1,638	8,695	3,087
Other revenues	44	44	105	267
Total revenues	11,667	10,832	23,364	20,716

Costs and expenses:
General and administrative expenses	3,462	2,373	6,226	4,136
Fees to Manager	—	2,069	1,230	4,072
Property operating expenses of real estate owned	2,626	786	4,673	1,549
Depreciation and amortization of real estate owned	4,320	1,090	7,904	2,119
Goodwill impairment loss	—	—	4,738	—
Internalization expenses	5	—	37,788	—
Total costs and expenses	10,413	6,318	62,559	11,876

Operating income (loss)	1,254	4,514	(39,195)	8,840

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	12	85	(154)	242
Net unrealized gain (loss) on investments	791	12,043	(10,170)	20,873
Interest expense	(3,067)	(1,776)	(6,279)	(2,989)
Other interest income	17	8	23	21
Total other income (loss)	(2,247)	10,360	(16,580)	18,147
Net income (loss)	$(993)	$14,874	$(55,775)	$26,987
Net income attributable to preferred stockholders	(5,245)	(5,094)	(10,451)	(10,126)
Less: Net loss attributable to non-controlling interests	652	—	2,598	—
Net income (loss) attributable to common stockholders	$(5,586)	$9,780	$(63,628)	$16,861

Basic earnings (loss) per share attributable to common stockholders	$(0.24)	$0.46	$(2.77)	$0.81
Diluted earnings (loss) per share attributable to common stockholders	$(0.24)	$0.46	$(2.77)	$0.81

Dividends declared per share of common stock	$0.23	$0.35	$0.46	$0.70

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income (loss)	$(993)	$14,874	$(55,775)	$26,987
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(475)	(437)	(1,157)	(437)
Reclassification of realized losses (gains) on interest rate swaps	188	(4)	239	(4)
Other comprehensive income (loss)	(287)	(441)	(918)	(441)
Comprehensive income (loss)	(1,280)	14,433	(56,693)	26,546
Less: Net loss attributable to non-controlling interest	652	—	2,598	—
Less: Other comprehensive loss attributable to non-controlling interest	21	—	43	—
Comprehensive income (loss) attributable to common stockholders	$(607)	$14,433	$(54,052)	$26,546

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

See accompanying notes to consolidated financial statements

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2019	133,500	$130,637	1,571,734	$37,298	22,423,283	$224	$426,129	$(5,021)	$(393)	$588,874	$-	$588,874
At-the-market issuance of common stock, net of offering costs	-	-	-	-	810,000	8	15,064	-	-	15,072	-	15,072
Issuance of Operating Company (“OC”) Units for property acquisitions	-	-	-	-	-	-	-	-	-	-	1,536	1,536
Issuance of OC Units for Internalization	-	-	-	-	-	-	8,554	-	-	8,554	33,538	42,092
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(1,926)	-	(36)	-	-	(36)	-	(36)
Issuance of stock-based awards	-	-	-	-	40,502	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	607	-	-	607	-	607
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,519)	-	(4,519)	-	(4,519)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,354)	-	(5,354)	-	(5,354)
Distributions declared to Non-controlling interests	-	-	-	-	-	-	-	-	-	-	(192)	(192)
Other comprehensive income (loss) - derivative instruments									(609)	(609)	(22)	(631)
Net loss	-	-	-	-	-	-	-	(52,835)	-	(52,835)	(1,947)	(54,782)
Balance at March 31, 2020	135,625	$132,762	1,571,734	$37,298	23,271,859	$232	$450,318	$(68,417)	$(1,002)	$551,191	$32,913	$584,104

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at March 31, 2020	135,625	$132,762	1,571,734	$37,298	23,271,859	$232	$450,318	$(68,417)	$(1,002)	$551,191	$32,913	$584,104
Equity offering costs related to the at-the-market issuance of common stock	-	-	-	-	-	-	(24)	-	-	(24)	-	(24)
Issuance of Operating Company (“OC”) Units for property acquisitions	-	-	-	-	-	-	-	-	-	-	5,157	5,157
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(27,629)	-	(363)	-	-	(363)	-	(363)
Issuance of stock-based awards	-	-	-	-	18,900	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	814	-	-	814	-	814
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,557)	-	(4,557)	-	(4,557)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,351)	-	(5,351)	-	(5,351)
Distributions declared to Non-controlling interests	-	-	-	-	-	-	-	-	-	-	(433)	(433)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-	-	(266)	(266)	(21)	(287)
Net loss	-	-	-	-	-	-	-	(341)	-	(341)	(652)	(993)
Balance at June 30, 2020	137,750	$134,887	1,571,734	$37,298	23,263,130	$232	$450,745	$(79,354)	$(1,268)	$542,540	$36,964	$579,504

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(55,775)	$26,987
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(11,237)	(14,613)
Net unrealized (gain) loss on investments	10,170	(20,873)
Stock-based compensation	1,421	1,109
Equity in (earnings) losses from unconsolidated self-storage real estate venture	159	(237)
Return on investment from unconsolidated self-storage real estate venture	198	188
Depreciation and amortization	7,936	2,148
Amortization of deferred financing costs	1,287	925
Internalization – settlement of preexisting contractual relationship	37,353	—
Goodwill impairment loss	4,738	—
Accretion of origination fees	(511)	(541)
Unrealized gain on mark-to-market interest rate cap	81	28
Other	56	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,646)	(785)
Due to Manager	(3,165)	(881)
Accounts payable, accrued expenses, and other liabilities	2,232	762
Net cash used in operating activities	(6,703)	(5,783)

Cash flows from investing activities:
Purchase of corporate fixed assets	(22)	(22)
Purchase of self-storage real estate owned	(29,996)	(2,636)
Capital additions to self-storage real estate owned	(308)	(1,022)
Capital contributions to unconsolidated self-storage real estate venture	(170)	(357)
Return of capital from unconsolidated self-storage real estate venture	4,683	2,106
Advances to unconsolidated self-storage real estate venture	(51)	(12,674)
Repayment of advances to unconsolidated self-storage real estate venture	355	12,712
Funding of investment portfolio:
Origination fees received in cash	—	896
Development property and bridge investments	(18,592)	(81,500)
Funding of other loans	—	(185)
Repayments of investment portfolio investments	—	361
Repayments of other loans	4,199	203
Net cash used in investing activities	(39,902)	(82,118)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	63,813	62,346
Cash received from term loans, net of issuance costs	—	9,024
Stock repurchase	(399)	(469)
Net proceeds from issuance of common stock	15,004	32,743
Net proceeds (offering costs) from issuance of Series B preferred stock	—	(103)
Dividends paid on Series A preferred stock	(4,776)	(4,455)
Dividends paid on Series B preferred stock	(1,376)	(1,376)
Dividends paid on Non-controlling interest	(191)	—
Dividends paid on common stock	(13,289)	(14,355)
Net cash provided by financing activities	58,786	83,355
Net change in cash and cash equivalents	12,181	(4,546)
Cash and cash equivalents at the beginning of the period	3,278	8,715
Cash and cash equivalents at the end of the period	$15,459	$4,169

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

The following table presents the financial instruments measured at fair value on a recurring basis at June 30, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$174	$—	174	—
Derivative financial instruments (liability position)	(1,311)	—	(1,311)	—
Development property investments	364,688	—	—	364,688

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$14	$—	$14	$—
Derivative financial instruments (liability position)	(393)	—	(393)	—
Development property investments	549,684	—	—	549,684

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three or six months ended June 30, 2020 or during the year ended December 31, 2019.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at June 30, 2020 and December 31, 2019. None of these loans are in non-accrual status as of June 30, 2020 and December 31, 2019. The Company determined that no allowance for loan loss was necessary at June 30, 2020 and December 31, 2019.

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the six months ended June 30, 2020, the Company recorded $4.7 million of Goodwill related to the Internalization, and the Company has one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization, the Company determined that dramatically deteriorating macroeconomic conditions driven by the impact of the COVID-19 pandemic on capital markets, and specifically the Company’s market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other, since the Company’s common stock is traded in an active market, the Company calculated its fair value primarily based on the Company’s market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below the Company’s carrying value. As a result, the Company recorded a goodwill impairment loss of $4.7 million for the six months ended June 30, 2020, and there is no Goodwill as of June 30, 2020 or December 31, 2019.

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

In accordance with ASC 805, Business Combinations, the portion of the Internalization transaction price attributed to the settlement of a preexisting contractual relationship (the Management Agreement) of $37.4 million was recognized immediately as internalization expenses for the six months ended June 30, 2020 and the $4.7 million of excess consideration paid over the fair value of underlying identifiable net assets of businesses acquired was recorded as Goodwill. As part of the Internalization, the Company also incurred nil and $0.4 million of acquisition-related expenses for the three and six months ended June 30, 2020, respectively. These acquisition-related expenses were recognized in earnings immediately and are included within Internalization expenses.

The table below presents the revenue and net income of the business combination on a pro forma basis as if the Internalization occurred on January 1, 2019. As the Manager’s historical revenues were entirely comprised of amounts received from the Company for management services performed by the Manager and intercompany amounts are eliminated in consolidation, there was no pro forma adjustment to the Company’s revenue for the six months ended June 30, 2020 and 2019. Pro forma net loss for the six months ended June 30, 2020 includes the elimination of non-recurring expenses for the settlement of the pre-existing contractual agreement of $37.4 million and acquisition related expenses of $0.4 million. Pro forma adjustments for the periods ended June 30, 2020 and 2019, also include the impact of additional compensation expense for employees previously employed by the Manager and the elimination of fees paid to the Manager. The pro forma results are not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Pro forma total revenue (unaudited)	$23,364	$20,716
Pro forma net income (loss) allocable to common shares (unaudited)	(25,371)	18,621

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. For the three and six months ended June 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Six months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$4,851	$1,675

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$4,250	$4,250
Dividends declared, but not paid, on preferred stock	5,245	5,094
Dividends declared, but not paid, on common stock	5,351	7,754
Dividends declared, but not paid, on OC Units	433	—
Reclassification of development property investments to self-storage real estate owned	205,153	8,351
Reclassification of other assets and liabilities to self-storage real estate owned	1,504	—
Other loans paid off with issuance of development property investments	—	247
OC Units issued for self-storage real estate owned acquisitions	6,693	—
OC Units issued for Internalization	33,538	—
Contingent consideration for Internalization	8,554	—

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at June 30, 2020 consisted of the following:

Investments reported at fair value

●Development Property Investments - The Company had 34 investments totaling an aggregate committed principal amount of approximately $371.5 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of June 30, 2020, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan procured or expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $11.5 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2020.

The Company has also commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $14.8 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2020.

As of June 30, 2020, the aggregate committed principal amount of the Company’s development property investments was approximately $371.5 million and outstanding principal was $334.0 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,567
10/27/2015	Austin (2)(7)	8,658	8,137	521	7,962
2/24/2017	Orlando 3 (2)(7)	8,056	8,002	54	10,000
2/24/2017	New Orleans (2)(7)	12,549	12,253	296	14,736
3/1/2017	Houston (2)(9)	14,825	14,825	—	15,661
4/20/2017	Denver 1 (2)(7)	9,806	9,806	—	10,623
4/20/2017	Denver 2 (2)(7)	11,164	11,010	154	11,055
5/2/2017	Tampa 2 (2)(7)	8,091	7,911	180	9,314
5/19/2017	Tampa 3 (2)(7)	9,224	8,568	656	10,375
6/12/2017	Tampa 4 (2)(7)	10,266	9,956	310	13,137
6/29/2017	Boston 1 (2)(6)	—	—	—	3,743
6/30/2017	New York City 2 (2)(4)	27,982	29,912	160	29,676
8/30/2017	Orlando 4 (2)(7)	9,037	8,224	813	10,103
9/14/2017	Los Angeles 1	28,750	10,663	18,087	10,763
9/14/2017	Miami 1 (3)	14,657	14,528	129	15,653
10/12/2017	Miami 2 (4)(10)	—	1,613	—	1,397
10/30/2017	New York City 3 (4)(10)	—	7,925	—	7,511
11/16/2017	Miami 3 (2)(4)	20,168	16,908	3,797	19,433
12/15/2017	New York City 4 (2)	10,591	8,966	1,625	10,566
12/27/2017	Boston 3 (10)(11)	—	2,854	—	2,721
12/28/2017	New York City 5 (2)	16,073	15,407	666	16,605

3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,264	11,313
5/1/2018	Miami 9 (4)(10)	—	3,765	—	3,487
5/15/2018	Atlanta 7 (2)(7)	9,418	8,355	1,063	9,539
5/23/2018	Kansas City (2)(7)	9,968	8,603	1,365	10,103
6/7/2018	Orlando 5 (2)	12,969	11,757	1,212	13,310
11/16/2018	Baltimore 2 (10)	—	778	—	677
3/1/2019	New York City 6	18,796	3,637	15,159	3,573
4/18/2019	New York City 7 (3)(4)	23,462	11,940	11,791	12,161
		$316,498	$275,487	$61,304	$303,764
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,493	649	9,799
3/15/2019	Stamford (2)(5)	2,904	3,168	—	5,288
5/8/2019	New York City 8 (5)	21,000	22,682	—	22,873
7/11/2019	New York City 9 (5)	13,095	13,976	—	13,861
8/21/2019	New York City 10 (5)	8,674	9,190	—	9,103
		$54,971	$58,509	$649	$60,924

Total investments reported at fair value		$371,469	$333,996	$61,953	$364,688

(1)Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)Construction at the facility was substantially complete and/or certificate of occupancy had been received as of June 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of June 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)These investments contain a higher loan-to-cost (“LTC”) ratio and a higher interest rate, some of which interest is payment-in-kind PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The funded amount of these investments include PIK interest accrued. These PIK interest amounts are not included in the commitment amount for each investment.
(5)A traditional bank has or is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest. The funded amount of these investments include interest accrued on the preferred equity investment. These interest amounts are not included in the commitment amount for each investment.
(6)The Company’s loan was repaid in full through a refinancing initiated by the Company’s partner. The investment represents the Company’s 49.9% Profits Interest which was retained during the transaction.
(7)As of June 30, 2020, this investment was pledged as collateral to the Company’s Credit Facility.
(8)The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $4.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of June 30, 2020.
(9)The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $1.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of June 30, 2020.
(10)	The Company has re-assessed these development property investments for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The Company and its respective developer partners on these investments are in active dialogues concerning the repayment of its outstanding principal along with any current and future accrued interest.
(11)	The Company’s loan was repaid in full subsequent to June 30, 2020.

The following table provides a reconciliation of the funded principal to the fair market value of investments at June 30, 2020:

Funded principal	$333,996
Adjustments:
Unamortized origination and other fees	(3,972)
Net unrealized gain (loss) on investments	34,748
Other	(84)
Fair value of investments	$364,688

As of December 31, 2019, the aggregate committed principal amount of the Company’s development property investments was approximately $608.9 million and outstanding principal was $478.6 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,884
8/14/2015	Raleigh (2)(7)(10)	8,792	8,789	3	8,593
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,099
9/20/2016	Charlotte 2 (2)(7)(10)	12,888	12,677	211	13,984
1/18/2017	Atlanta 3 (2)(7)(10)	14,115	13,297	818	16,130
1/31/2017	Atlanta 4 (2)(7)(10)	13,678	13,497	181	17,082
2/24/2017	Orlando 3 (2)(7)	8,056	7,767	289	9,725
2/24/2017	New Orleans (2)(7)	12,549	12,021	528	14,504
2/27/2017	Atlanta 5 (2)(7)(10)	17,492	17,492	—	19,970
3/1/2017	Fort Lauderdale (2)(7)(10)	9,952	9,383	569	13,635
3/1/2017	Houston (2)(9)	14,825	14,825	—	17,820
4/14/2017	Louisville 1 (2)(7)(10)	8,523	7,552	971	9,550
4/20/2017	Denver 1 (2)(7)	9,806	9,616	190	10,947
4/20/2017	Denver 2 (2)(7)	11,164	11,009	155	12,383
5/2/2017	Atlanta 6 (2)(7)(10)	12,543	12,025	518	14,744
5/2/2017	Tampa 2 (2)(7)	8,091	7,644	447	9,196
5/19/2017	Tampa 3 (2)(7)	9,224	8,326	898	10,086
6/12/2017	Tampa 4 (2)(7)	10,266	9,614	652	12,673
6/19/2017	Baltimore 1 (2)(4)(7)(10)	10,775	11,010	274	13,581
6/28/2017	Knoxville (2)(7)(10)	9,115	8,628	487	10,355
6/29/2017	Boston 1 (2)(6)	—	—	—	3,361
6/30/2017	New York City 2 (2)(4)	27,982	28,974	665	31,047
7/27/2017	Jacksonville 3 (2)(7)(10)	8,096	7,751	345	10,129
8/30/2017	Orlando 4 (2)(7)	9,037	8,107	930	10,251
9/14/2017	Los Angeles 1	28,750	10,157	18,593	10,347
9/14/2017	Miami 1 (3)	14,657	12,618	2,039	13,373
9/28/2017	Louisville 2 (2)(7)(10)	9,940	9,530	410	11,688
10/12/2017	Miami 2 (4)	9,459	1,494	8,045	1,280
10/30/2017	New York City 3 (4)	15,301	6,776	8,822	6,383
11/16/2017	Miami 3 (3)(4)	20,168	12,086	8,413	12,898
11/21/2017	Minneapolis 1 (2)(7)(10)	12,674	10,684	1,990	12,290
12/1/2017	Boston 2 (2)(7)(10)	8,771	7,918	853	10,024
12/15/2017	New York City 4 (3)	10,591	6,705	3,886	7,528
12/27/2017	Boston 3	10,174	2,757	7,417	2,674
12/28/2017	New York City 5 (2)	16,073	13,817	2,256	16,373
2/8/2018	Minneapolis 2 (2)(7)(10))	10,543	9,904	639	11,763
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,263	11,807
4/6/2018	Minneapolis 3 (2)(7)(10)	12,883	10,337	2,546	12,043
5/1/2018	Miami 9 (4)	12,421	3,560	9,006	3,427
5/15/2018	Atlanta 7 (3)	9,418	6,563	2,855	7,683
5/23/2018	Kansas City (2)	9,968	8,235	1,733	9,663

6/7/2018	Orlando 5 (2)	12,969	10,340	2,629	11,780
11/16/2018	Baltimore 2	9,247	757	8,490	709
3/1/2019	New York City 6	18,796	3,168	15,628	3,122
4/18/2019	New York City 7 (4)	23,462	7,304	16,287	7,067
		$553,880	$422,034	$135,455	$490,651
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,173	649	9,403
3/15/2019	Stamford (2)(5)	2,904	3,064	—	4,952
5/8/2019	New York City 8 (5)	21,000	21,945	—	22,359
7/11/2019	New York City 9 (5)	13,095	13,526	—	13,489
8/21/2019	New York City 10 (5)	8,674	8,892	—	8,830
		$54,971	$56,600	$649	$59,033

Total investments reported at fair value		$608,851	$478,634	$136,104	$549,684
(1)Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)Construction at the facility was substantially complete and/or certificate of occupancy had been received as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)These investments contain a higher loan-to-cost (“LTC”) ratio and a higher interest rate, some of which interest is payment-in-kind PIK interest. The PIK interest, computed at the contractual rate specified in each debt agreement, is periodically added to the principal balance of the debt and is recorded as interest income. Thus, the actual collection of this interest may be deferred until the time of debt principal repayment. The funded amount of these investments include PIK interest accrued. These PIK interest amounts are not included in the commitment amount for each investment.
(5)A traditional bank has or is expected to provide 60-70% of the total cost through a first mortgage construction loan. Of the remaining 30-40% of costs required to complete the project, the Company will provide 90% through a preferred equity investment, pursuant to which the Company will receive a preferred return on its investment of 6.9% per annum that will be paid out of future cash flows of the underlying facility, a 1% transaction fee and a 49.9% Profits Interest. The funded amount of these investments include interest accrued on the preferred equity investment. These interest amounts are not included in the commitment amount for each investment.
(6)The Company’s loan was repaid in full through a refinancing initiated by the Company’s partner. The investment represents the Company’s 49.9% Profits Interest which was retained during the transaction.
(7)As of December 31, 2019, this investment was pledged as collateral to the Company’s Credit Facility.
(8)The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $4.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of December 31, 2019.
(9)The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $0.9 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of December 31, 2019.
(10)	During the six months ended June 30, 2020, the Company purchased its partner’s 50.1% Profits Interest in this investment.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2019:

Funded principal	$478,634
Adjustments:
Unamortized origination and other fees	(5,633)
Net unrealized gain (loss) on investments	76,767
Other	(84)
Fair value of investments	$549,684

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

No loans, with the exception of the $14.3 million Philadelphia and $14.8 Houston development property investments, were in non-accrual status as of June 30, 2020. No loans, with the exception of the $14.8 Houston development property investment, were in non-accrual status as of December 31, 2019.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $433.7 million and $392.4 million, respectively, at June 30, 2020 and approximated $592.3 million and $531.7 million, respectively, at December 31, 2019. These investees had revenues of approximately $2.0 million and $3.6 million and operating expenses of approximately $1.8 million and $3.3 million for the three and six months ended June 30, 2020, respectively. These investees had revenues of approximately $2.6 million and $4.4 million and operating expenses of approximately $2.8 million and $5.0 million for the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020 and 2019, no individual investment comprised more than 20% of the Company’s net income (loss).

For three and sixteen of the Company’s development property investments with a Profits Interest as of June 30, 2020 and December 31, 2019, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of June 30, 2020 and December 31, 2019.

Investments reported at cost (Self-Storage Real Estate Owned)

2020 Activity

On February 10, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte II, Knoxville, Louisville 1, Atlanta 3, Atlanta 5 and Atlanta 6 development property investments with a Profits Interest. On February 14, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Fort Lauderdale and Boston 2 development property investments with a Profits Interest. On February 21, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Atlanta 4 development property investment with a Profits Interest. On April 10, 2020 and May 6, 2020, respectively, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Raleigh and Jacksonville 3 development property investments with a Profits Interest. Additionally, on June 30, 2020, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Baltimore 1, Louisville 2, Minneapolis 1, Minneapolis 2, and Minneapolis 3 development property investments with a Profits Interest. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $244.7 million is primarily comprised of the development property investment at fair value of $205.2 million, the cash consideration of $30.0 million, which is inclusive of paid and accrued transaction costs, and OC Units valued at $6.7 million. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $5.7 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

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

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Land	$65,828	$29,430
Building and improvements	405,646	186,295
In-place leases	14,286	8,629
Property equipment	186	122
Construction-in-progress	—	16,460
Accumulated depreciation and amortization	(17,996)	(10,092)
Self-storage real estate owned, net	$467,950	$230,844

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned from when construction is substantially complete through stabilization. For the two development property investments that were 40% complete but for which construction was not substantially complete at June 30, 2020, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Twenty development property investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at June 30, 2020. For the Company’s development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy, occupancy trends and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of June 30, 2020 and December 31, 2019. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values. The significant unobservable inputs associated with the Philadelphia and Houston investments are not included as the fair value was determined based on the fair value of the underlying collateral. The fair value of the underlying collateral was determined, in part, by using a market comparable approach and an income approach based on a capitalization rate within the range provided below for capitalization rates associated with development property investments with a profits interest.

As of June 30, 2020
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	7.26 - 10.44%	8.66%
	Exit date (a)	1.08 - 6.19 years	3.70 years

Option pricing model	Volatility	68.74 - 102.03%	82.61%
	Exit date (a)	1.08 - 6.19 years	3.70 years
	Capitalization rate (b)	4.75 - 5.50%	5.42%
	Discount rate (b)	7.75 - 8.50%	8.42%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)	Twenty-two properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

As of December 31, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	6.89 - 10.16%	8.39%
	Exit date (a)	1.50 - 6.69 years	3.40 years

Option pricing model	Volatility	60.95 - 93.83%	73.24%
	Exit date (a)	1.50 - 6.69 years	3.40 years
	Capitalization rate (b)	4.75 - 5.75%	5.46%
	Discount rate (b)	7.75 - 8.75%	8.46%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)	Thirty-eight properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2020	December 31, 2019
Up 25 basis points	$(1.3)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.7	2.2

Up 50 basis points	(2.7)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8	4.5

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2020	December 31, 2019
Up 25 basis points	$(6.0)	$(10.2)
Down 25 basis points	6.6	11.1

Up 50 basis points	(12.1)	(19.4)
Down 50 basis points	13.9	23.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three and six months ended June 30, 2020 and 2019.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2019	$549,684
Realized gains	—
Unrealized losses	(10,170)
Fundings of principal and change in unamortized origination fees	19,090
Repayments of loans	—
Payment-in-kind interest	11,237
Reclassification of self-storage real estate owned	(205,153)
Net transfers in or out of Level 3	—
Balance at June 30, 2020	$364,688

Balance at December 31, 2018	$457,947
Unrealized gains	20,873
Fundings of principal and change in unamortized origination fees	81,646
Repayments of loans	(361)
Payment-in-kind interest	14,613
Reclassification of self-storage real estate owned	(8,351)
Net transfers in or out of Level 3	—
Balance at June 30, 2019	$566,367

As of June 30, 2020 and December 31, 2019, the total net unrealized appreciation on the investments that use Level 3 inputs was $34.7 million and $76.8 million, respectively.

For the three and six months ended June 30, 2020 and 2019, substantially all of the net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains (losses) relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

Since the allocation of cash distributions and liquidating distributions are determined as described in the preceding paragraph, the Company has applied the hypothetical-liquidation-at-book-value (“HLBV”) method to allocate the earnings of the SL1 Venture. Under the HLBV approach, the Company’s share of the investee’s earnings or loss is calculated by:

●	The Company’s capital account at the end of the period assuming that the investee was liquidated or sold at book value, plus
●	Cash distributions received by the Company during the period, minus
●	Cash contributions made by the Company during the period, minus
●	The Company’s capital account at the beginning of the period assuming that the investee were liquidated or sold at book value.

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

On September 17, 2019, the SL1 Venture’s loan related to the Washington D.C. development property investment was repaid in full through a refinancing initiated by the SL1 Venture’s partner. The SL1 Venture distributed $15.5 million and $1.7 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Washington D.C. investment at June 30, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

On November 7, 2019, the SL1 Venture purchased 100% of the Class A membership units of the LLC that owned the Raleigh development property investment with a Profits Interest. This purchase increased the SL1 Venture’s ownership interest on this development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage property through this LLC. The acquisition date basis of this investment of $9.7 million is primarily comprised of the development property investment at fair value.

On January 31, 2020, the SL1 Venture closed on a $3.2 million term loan secured by the Raleigh owned property that bears interest at LIBOR plus 2.15% and matures on February 27, 2022. The SL1 Venture distributed $2.7 million and $0.3 million to HVP III and the Company, respectively, of these debt proceeds.

On March 4, 2020 the SL1 Venture’s loans related to the Miami 1, Miami 2, and Fort Lauderdale development property investments were repaid in full through a refinancing initiated by the SL1 Venture’s development partner. The SL1 Venture distributed $36.5 million and $4.1 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Miami 1, Miami 2, and Fort Lauderdale investments at June 30, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

On June 24, 2020 the SL1 Venture purchased 100% of the Class A membership units of the LLC that owned the Columbia development property investment with a Profits Interest. This purchase increased the SL1 Venture’s ownership interest on this development property investment from 49.9% to 100%. The SL1 Venture now wholly owns the self-storage property through this LLC. The acquisition date basis of this investment of $10.3 million is primarily comprised of the development property investment at fair value.

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of June 30, 2020, the SL1 Venture had five development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)(4)	$—	$—	$—	$1,608
5/14/2015	Miami 2 (2)(3)(4)	—	—	—	1,661
9/25/2015	Fort Lauderdale (2)(3)(4)	—	—	—	4,884
4/15/2016	Washington DC (3)(4)	—	—	—	3,795
7/21/2016	New Jersey (3)	7,828	7,429	399	8,559
	Total	$7,828	$7,429	$399	$20,507

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of June 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

As of December 31, 2019, the SL1 Venture had six development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)	$13,867	$13,114	$753	$16,222
5/14/2015	Miami 2 (2)(3)	14,849	14,519	330	16,588
9/25/2015	Fort Lauderdale (2)(3)	13,230	12,899	331	17,156
4/15/2016	Washington DC (3)(4)	—	—	—	3,339
7/21/2016	New Jersey (3)	7,828	7,357	471	9,036
9/28/2016	Columbia (3)	9,199	9,073	126	10,445
	Total	$58,973	$56,962	$2,011	$72,786
(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of December 31, 2019. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

As of June 30, 2020, the SL1 Venture had total assets of $96.3 million and total liabilities of $40.6 million. During the three and six months ended June 30, 2020, the SL1 Venture had net income (loss) of $0.1 million and $(1.6) million, of which $0.01 million and $(0.2) million were allocated to the Company and $.09 million and $(1.4) million were allocated to HVP III, respectively, under the HLBV method. At June 30, 2020, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At June 30, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. The Company concluded that the likelihood of loss is remote and assigned no value to these puts as of June 30, 2020 and December 31, 2019.

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

The Company has recorded assets of $364.7 million and $549.7 million at June 30, 2020 and December 31, 2019, respectively, for its variable interest in the development property investment VIEs which is included in the development property investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property investment VIEs is as follows:

	June 30, 2020	December 31, 2019
Assets recorded related to VIEs	$364,688	$549,684
Unfunded loan commitments to VIEs	61,953	136,104
Maximum exposure to loss	$426,641	$685,788

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of June 30, 2020 and December 31, 2019, the Company’s remaining unfunded commitment to the SL1 Venture is $0.04 million and $0.2 million, respectively. At June 30, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture.

7.  DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	June 30, 2020	December 31, 2019
Secured revolving credit facility (1)	March 24, 2023	2.76%	$230,000	$162,000
Term Loans:
Term loan 1 (2)	August 1, 2021	2.42%	9,150	9,150
Term loan 2 (2)	August 1, 2021	2.42%	7,125	7,125
Term loan 3 (2)	August 1, 2021	2.42%	8,625	8,625
Term loan 4 (2)	August 1, 2021	2.42%	9,188	9,188
Term loan 5 (2)	August 1, 2021	2.42%	7,087	7,087
Total Term Loans			41,175	41,175
Term loan debt issuance costs			(263)	(384)
Net Term Loans			40,912	40,791
Total debt			$270,912	$202,791

(1) Includes amounts subject to interest rate caps and an interest rate swap. Effective interest rate represents the weighted average contractual interest rate before the interest rate caps and interest rate swap as of June 30, 2020. See further discussion of interest rate caps and interest rate swap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of June 30, 2020. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

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

The Amended and Restated Credit Facility contains certain customary representations and warranties and financial and other affirmative and negative covenants. The Operating Company’s ability to borrow under the Amended and Restated Credit Facility is subject to ongoing compliance by the Company and the Operating Company with various customary restrictive covenants, including but not limited to limitations on its incurrence of indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations and liens and encumbrances. In addition, the Amended and Restated Credit Facility contains certain financial covenants including the following:

●	total consolidated indebtedness not exceeding (i) 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility;
●	a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility
●	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds;
●	when aggregate outstanding loans under the Amended and Restated Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness;
●	liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million;
●	a ratio of adjusted consolidated EBITDA determined for the most recently ended calendar quarter, annualized, to debt service for the most recently ended calendar quarter, annualized, of no less than 2.00 to 1;
●	a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility; and
●	a minimum borrowing base availability attributable to Non-Stabilized Real Estate Collateral and Stabilized Real Estate Collateral of not less than (i) 20% of total borrowing base availability for the period between March 26, 2020 and December 31, 2020, (ii) 40% of total borrowing base availability for the period between January 1, 2021 and December 31, 2021 and (iii) 60% of total borrowing base availability for the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility.

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

As of June 30, 2020, the Company had $230.0 million outstanding of our $257.8 million of total availability for borrowing under the Amended and Restated Credit Facility. As such, the Company had $27.8 million of remaining capacity for borrowing under the Amended and Restated Credit Facility.

As of June 30, 2020, the Company was in compliance with all of its financial covenants of the Amended and Restated Credit Facility.

As of June 30, 2020 and December 31, 2019, certain of the Company’s development property investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Amended and Restated Credit Facility. In addition, as of June 30, 2020, the Jacksonville 1, New York City 1, Miami 4, Miami 5, Miami 6, Miami 7, Miami 8, Pittsburgh, Jacksonville 2, Charlotte 2, Atlanta 3, Atlanta 5, Louisville 1, Atlanta 6, Knoxville, Boston 2, Fort Lauderdale, Atlanta 4, Miami, Raleigh, Jacksonville 3, Louisville 2, Baltimore 1, Minneapolis 1, Minneapolis 2, and Minneapolis 3 properties, which are included in self-storage real estate owned, net, were also pledged as collateral against the Amended and Restated Credit Facility. As of December 31, 2019, the

Jacksonville 1 and 2, New York City 1, Pittsburgh, Miami 4, Miami 5, Miami 6, Miami 7, and Miami 8 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Amended and Restated Credit Facility.

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

As of June 30, 2020, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. During the three and six months ended June 30, 2020, the Company was subject to interest rate swaps for all five of its First Bank Term Loans. The Company was subject to interest rates swaps on Term Loans 1-4 during the three and six months ended June 30, 2019.

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2020, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of June 30, 2020 and December 31, 2019, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	June 30, 2020	December 31, 2019	Strike	Effective Date	Maturity	June 30, 2020	December 31, 2019
Swap	Cash flow	$9,150	$9,150	2.2925%	6/3/2019	8/1/2021	$(214)	$(104)
Swap	Cash flow	7,125	7,125	2.2925%	6/3/2019	8/1/2021	(167)	(81)
Swap	Cash flow	8,625	8,625	2.2925%	6/3/2019	8/1/2021	(201)	(98)
Swap	Cash flow	9,188	9,188	2.2925%	6/3/2019	8/1/2021	(214)	(105)
Swap	Cash flow	7,087	7,087	1.6025%	8/13/2019	8/1/2021	(112)	(5)
Swap	Cash flow	100,000	—	0.3570%	5/1/2020	3/24/2023	(403)	—
		$141,175	$41,175				$(1,311)	$(393)

(1) Hedging variable rate Credit Facility and Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2020 and December 31, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCL on Derivative		Loss Reclassified from Accumulated OCL into Interest Expense (Income)		Location of Loss Reclassified from Accumulated OCL into Expense (Income)
Three months ended June 30,	2020	2019	2020	2019
Term loan interest rate contracts	$(440)	$(437)	$174	$(4)	Interest Expense

Six months ended June 30,
Term loan interest rate contracts	$(1,098)	$(437)	$223	$(4)	Interest Expense

The changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019, are summarized as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Accumulated other comprehensive income beginning of period	$(1,002)	$—	$(393)	$—
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(440)	(437)	(1,098)	(437)
Reclassification of realized losses (gains) on interest rate swaps	174	(4)	223	(4)
Amount included in other comprehensive income (loss)	(266)	(441)	(875)	(441)
Accumulated other comprehensive income (loss) end of period	$(1,268)	$(441)	$(1,268)	$(441)

During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50%, an interest rate cap agreement in March 2020 with a notional amount of $20 million and a one-month LIBOR interest rate cap of 1.50%, and an interest rate cap agreement in May 2020 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 0.50%, collectively the “Interest Rate Cap Agreements”. The Interest Rate Cap Agreements are for a period equal to the term of the Credit Facility at the time of the Interest Rate Cap Agreements. Thus, the June 2019 and March 2020 interest rate cap agreements expire on December 28, 2021 and the May 2020 interest rate cap agreement expires on March 24, 2023. The Company did not designate the interest rate caps as hedges. As of June 30, 2020 and December 31, 2019, the net carrying amount of the interest rate cap was $0.2 million and $.01 million, respectively and are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Three months ended June 30,	2020	2019
Credit Facility interest rate cap	$(86)	$(28)	Interest Expense

Six months ended June 30,
Credit Facility interest rate cap	$(81)	$(28)	Interest Expense

9.  STOCKHOLDERS’ EQUITY

The Company had 23,263,130 and 22,423,283 shares of common stock issued and outstanding, which included 150,836 and 216,165 shares of unvested restricted stock, as of June 30, 2020 and December 31, 2019, respectively. The Company had 137,750 and 133,500 shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), issued and outstanding as of June 30, 2020 and December 31, 2019, respectively. The Company also had 1,571,734 shares of 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) and outstanding as of June 30, 2020 and December 31, 2019.

ATM Program

On December 18, 2019, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under an at the market equity offering program (the “ATM Program”) of up to $100.0 million. As of June 30, 2020, the Company has issued and sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share under the ATM Program and the Company’s previous ATM Program, receiving net proceeds after commissions and other offering costs of $101.4 million. During the six months ended June 30, 2020, the Company issued and sold an aggregate of 810,000 shares of common stock at a weighted average price per share of $19.07 under the ATM Program, receiving net proceeds after commissions and other offering costs of $15.0 million. During the three months ended June 30, 2020, the Company did not issue any shares of common stock under the ATM Program.

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

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to the Company’s employees and non-employee directors. As of June 30, 2020 and December 31, 2019, 568,911 and 509,509 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested in 2019, 124,731 vested during the six months ended June 30, 2020, 1,875 is expected to vest during the remainder of 2020, 65,501 is expected to vest in 2021, 63,207 is expected to vest in 2022, 10,124 is expected to vest in 2023 and 10,129 is expected to vest in 2024. Additionally, 1,666 were forfeited during the year ended December 31, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016.

A summary of changes in the Company’s restricted shares of common stock for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at March 31,	250,667	$20.39	153,165	$18.40
Granted	18,900	13.04	133,730	20.97
Vested	(118,731)	18.53	(76,564)	18.86
Forfeited	—	—	(1,666)	18.10
Unvested at June 30,	150,836	$20.93	208,665	$20.35

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at December 31,	216,165	$20.34	159,165	$18.39
Granted	59,402	18.00	138,422	21.70
Vested	(124,731)	18.51	(87,256)	18.95
Forfeited	—	—	(1,666)	18.10
Unvested at June 30,	150,836	$20.93	208,665	$20.35

Unvested restricted shares of common stock that vest based on a service condition receive dividends which are nonforfeitable. Awards with a market condition that vest are entitled to dividend equivalent rights for dividends issued during the measurement period contingent upon the achievement of the market condition.

Market Condition Restricted Stock Unit Awards

Prior to 2020, all unvested shares were earned over the respective vesting period based on a service condition only. During the six months ended June 30, 2020, the Company also issued 31,243 restricted stock unit awards (“RSUs”) with a market condition and implied service period that are expected to vest in 2023. Vesting of restricted stock unit awards with a market condition is based on the Company’s performance as measured by total stockholder return relative to the appreciation of a specified stock index (50%) or a specified peer group (50%) over the measurement period, subject to each participant's continued employment through the conclusion of the measurement period. The fair value of the restricted stock unit awards with a market condition is estimated using a Monte Carlo simulation model and is affected by the grant date, length of the measurement period, and the realized performance and volatility of JCAP and the respective comparison peer group or index. A summary of changes in the Company’s RSUs for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		average grant		average grant
	RSUs	date fair value	RSUs	date fair value
Unvested at March 31,	31,243	$26.00	—	$—
Granted	—	—	—	—
Unvested at June 30,	31,243	$26.00	—	$—

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at December 31,	—	$—	—	$—
Granted	31,243	26.00	—	—
Unvested at June 30,	31,243	$26.00	—	$—

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

The Company recognized approximately $0.8 million of stock-based compensation expense for the three months ended June 30, 2020 and 2019, and $1.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.5 million and $3.0 million, respectively. This cost is expected to be recognized over the remaining weighted average period of 2.3 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of June 30, 2020.

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

On May 7, 2020, the Company declared a (i) cash distribution of $17.65 per share of Series A Preferred Stock, payable on July 15, 2020, to holders of Series A Preferred Stock of record on the close of business on July 1, 2020, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on July 15, 2020, to holders of Series A Preferred Stock of record on the close of business on July 1, 2020.

Series B Preferred Stock

As of June 30, 2020, the Company had 3,750,000 shares of its Series B Preferred Stock authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

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

As of June 30, 2020, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

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

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding during the period. Beginning on the first anniversary of the date of issuance, OC Units may be tendered for redemption by the holder thereof for cash per OC Unit equal to the then-current market price of the Company’s common stock, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis and the income allocable to such OC Units is allocated on this same basis and reflected as non-controlling interests in the accompanying consolidated financial statements. All outstanding unvested restricted share awards that vest solely on a service condition contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. Net losses are not attributed to participating securities and net loss attributable to common shareholders is adjusted for dividends declared on unvested restricted shares in periods with a net loss. Diluted earnings per share includes contingently issuable OC Units only if the market condition would have been met had the end of the reporting period been the measurement period. Stock awards with a market condition do not participate in nonforfeitable rights to dividends and are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2020 and 2019, the Company’s basic earnings (loss) per share is computed using the two-class method, and the Company’s diluted earnings (loss) per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Shares outstanding
Weighted average common shares - basic	23,069,783	21,185,484	23,021,405	20,743,971
Effect of dilutive securities(1)	—	201,978	—	179,894
Weighted average common shares	23,069,783	21,387,462	23,021,405	20,923,865

Calculation of Earnings per Share - basic
Net income (loss)	$(993)	$14,874	$(55,775)	$26,987
Less:
Net income allocated to preferred stockholders	5,245	5,094	10,451	10,126
Net loss attributable to non-controlling interest	(652)	—	(2,598)	—
Net income allocated to unvested restricted shares(2)	—	92	—	145
Dividends declared on unvested restricted shares	35	n/a	92	n/a
Net income (loss) attributable to common shareholders, adjusted	$(5,621)	$9,688	$(63,720)	$16,716

Weighted average common shares - basic	23,069,783	21,185,484	23,021,405	20,743,971
Earnings (loss) per share - basic	$(0.24)	$0.46	$(2.77)	$0.81

Calculation of Earnings per Share - diluted
Net income (loss)	$(993)	$14,874	$(55,775)	$26,987
Less:
Net income allocated to preferred stockholders	5,245	5,094	10,451	10,126
Net loss attributable to non-controlling interest	(652)	—	(2,598)	—
Dividends declared on unvested restricted shares	35	n/a	92	n/a
Net income (loss) attributable to common shareholders, adjusted	$(5,621)	$9,780	$(63,720)	$16,861

Weighted average common shares - diluted(1)	23,069,783	21,387,462	23,021,405	20,923,865
Earnings (loss) per share - diluted	$(0.24)	$0.46	$(2.77)	$0.81

(1)	Diluted earnings per share is calculated on the more dilutive of the treasury stock method or two-class method. For the three and six months ended June 30, 2020, 1,881,901 OC Units and 1,368,415 OC Units respectively as well as their related losses were excluded from the calculation of diluted shares as they are not dilutive. 199,042 and 215,937 unvested restricted shares for the three and six months ended June 30, 2020, respectively were also excluded as they are not dilutive.
(2)	Unvested restricted shares of common stock with vesting based on service participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and six months ended June 30, 2020 and 2019. Under the two-class method, losses are not allocated to participating securities, therefore no loss was allocated to unvested restricted shares for the three and six months ended June 30, 2020.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at June 30, 2020 and December 31, 2019 was $364.7 million and $549.7 million, respectively. The interest income realized and the net unrealized loss from these equity method investments was net income of $6.2 million and $5.4 million for the three and six months ended June 30, 2020 and the interest income and the net unrealized gain from these equity method investments was net income of $21.0 million and $37.7 million for the three and six months ended June 30, 2019.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $6.1 million and $11.2 million at June 30, 2020 and December 31, 2019, respectively. The income (losses) from this venture were $0.01 million and $(0.2) million for the three and six months ended June 30, 2020 and the earnings from this venture were $0.1 million and $0.2 million for the three and six months ended June 30, 2019.

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

Management Fees

Pursuant to the Management Agreement, the Company paid the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computed the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivered such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $1.2 million, $2.1 million and $4.1 million for the period prior to Internalization ended February 20, 2020 and the three and six months ended June 30, 2019, respectively.

Incentive Fee

The Manager was also able to earn an incentive fee each fiscal quarter (or part thereof that the Management Agreement is in effect) payable in arrears in cash. The incentive fee will be an amount, not less than zero, determined pursuant to the following formula:

Incentive Fee = .20 times (A minus (B times .08)) minus C

In the foregoing formula:

●	A equals the Company’s Core Earnings (as defined below) for the previous 12-month period;
●	B equals (i) the weighted average of the issue price per share of the Company’s common stock of all of its public offerings of common stock, multiplied by (ii) the weighted average number of all shares of common stock outstanding (including (i) any restricted stock units and any restricted shares of common stock in the previous 12-month period and (ii) shares of common stock issuable upon conversion of outstanding OC Units); and
●	C equals the sum of any incentive fees earned by the Manager with respect to the first three fiscal quarters of such previous 12-month period.

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

The Manager computed the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the period prior to Internalization ended February 20, 2020 and the three and six months ended June 30, 2019.

At June 30, 2020, the Company has no outstanding fees due to Manager. At December 31, 2019, the Company had outstanding fees due to Manager of $3.2 million consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement required that the Company reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager had the ability to engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agreed to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager were reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.4 million, $1.0 million and $1.9 million for the period prior to Internalization ended February 20, 2020 and the three and six months ended June 30, 2019, respectively.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

In July 2020, the Company acquired 100% of the Class A membership units of the LLCs that own the New York City 2, Orlando 3 and Denver 1 development property investments. With these acquisitions, the Company now wholly owns 40 facilities on its balance sheet or in its SL1 Joint Venture.

One of the five previously announced forgone investments, Boston 3, was repaid in full subsequent to June 30, 2020.

Merger Agreement

On August 3, 2020, the Company, the Operating Company, NexPoint RE Merger, Inc. (“Parent”) and NexPoint RE Merger OP, LLC (the “Parent OP”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, (i) the Parent will merge with and into the Company, with the Company being the surviving entity (the “Company Merger”) and (ii) immediately following the Company Merger, the Parent OP will merge with and into the Operating Company, with the Operating Company being the surviving entity (the “Operating Company Merger” and, together with the Company Merger, the “Mergers”).  Upon completion of the Company Merger, the Company will survive, and the separate existence of the Parent will cease.  Upon completion of the Operating Company Merger, Operating Company will survive, and the separate existence of the Parent OP will cease.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger, (i) each share of the Company’s common stock, other than shares owned by Parent, Parent OP or any subsidiary of the Company (which shall be automatically retired and cease to exist, and no payment will be made with respect thereto), that is issued and outstanding immediately prior to the effective time, will automatically be converted into the right to receive an amount in cash equal to $17.30 without interest, (ii) each share of Series A preferred stock of the Company will be automatically converted into the right to receive one validly issued, fully paid and non-assessable share of common stock of Parent, without interest and (iii) each share of Series B preferred stock of the Company issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive the liquidation preference provided for in the articles supplementary of the Company, consisting of $25.00 per share plus accrued and unpaid dividends, without interest.

In addition, under the Merger Agreement, the Company may not declare or pay any future dividends to the holders of the Company’s common stock, Series A Preferred Stock or Series B Preferred Stock without the prior written consent of Parent, subject to certain exceptions.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of the Company’s common stock entitled to cast not less than a majority of all of the votes entitled to be cast on the matter.

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.

Declaration of Dividends

On August 6, 2020, the Company’s Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2020. The dividends are payable on October 15, 2020 to holders of Series A Preferred Stock of record on October 1, 2020. The declaration and payment of the dividend was subject to the prior consent of Parent pursuant to the Merger Agreement, as discussed above.

On August 6, 2020, the Company’s Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2020. The dividends are payable on October 15, 2020 to holders of Series B Preferred Stock of record on October 1, 2020. The declaration and payment of the dividend was subject to the prior consent of Parent pursuant to the Merger Agreement, as discussed above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report on Form 10-Q that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Q1 2020 10-Q"), which was filed with the Securities and Exchange Commission (“SEC”) on May 8, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which was filed with the SEC on February 27, 2020, and in other filings we make with the SEC from time to time, including our Current Report on Form 8-K filed on August 3, 2020, which factors include, without limitation, the following:

●	the negative impact of the ongoing COVID-19 pandemic and the measures intended to prevent its spread, which, in addition to exacerbating the risks set forth below, may result in:
o	a prolonged global economic downturn, recession or depression;
o	reductions in move-ins at the properties that we own;
o	slower increases in physical occupancy, or decreases in occupancy, due to declines in discretionary household income and rates of consumption;
o	temporary holds on existing customer rental rate increases and the deferral of auctions of delinquent tenants initiated by our third-party managers, as well as slower rent collections and potential increases in uncollectible accounts;
o	the delay in construction or development of certain of our investments and the cancellation of certain potential investments;
o	adverse impacts on the value of our debt investments due to impairment of our developers’ ability to make timely payments and disruptions in the capital markets that have negatively impacted the values of debt instruments;
o	adverse impacts on assumptions made in evaluating our investments accounted for using the fair value method;
o	the interplay of the pandemic and over-development in the self-storage industry; and
o	the adverse impacts on developers and development with respect to which we have made investments;
●	factors relating to our proposed merger with an affiliate of NexPoint Advisors L.P., including:
o	risks associated with our ability to obtain the shareholder approval required to consummate the merger and the timing of the closing of the merger, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the merger will not occur;
o	the outcome of any legal proceedings that may be instituted against the parties and others related to the merger agreement;
o	unanticipated difficulties or expenditures relating to the transaction, the response of business partners and competitors to the announcement of the transaction, and/or
o	potential difficulties in employee retention as a result of the announcement and pendency of the transaction;
●	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
●	changes in our business strategy and the market’s acceptance of our investment terms;
●	our ability to fund our outstanding and future investment commitments;
●	our ability to acquire our developers’ interests on favorable terms;
●	our ability to complete construction, obtain certificates of occupancy and complete leasing for self-storage development projects in which we invest;
●	our ability to increase rental rates;
●	the future availability of borrowings under our credit facility (including borrowing base capacity, compliance with covenants and the availability of the accordion feature);
●	availability and terms of equity and debt capital, as well as our rate of deployment of such capital (which may worsen as result of the COVID-19 pandemic);
●	our ability to hire and retain qualified personnel;

●	our ability to recognize the anticipated benefits from the internalization of our manager;
●	changes in the self-storage industry, interest rates or the general economy;
●	the degree and nature of our competition;
●	volatility in the value of our assets carried at fair market value created by the current economic turmoil or otherwise;
●	potential limitations on our ability to pay dividends at expected rates or other changes to our dividend rate;
●	limitations in our existing and future debt agreements on our ability to pay distributions;
●	the impact of our outstanding preferred stock on our ability to execute our business plan and pay distributions on our common stock; and
●	general volatility of the capital markets (which has significantly increased as a result of the COVID-19 pandemic) and the market price of our common stock.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, the Q1 2020 10-Q, the 2019 Form 10-K and in other filings we make with the SEC from time to time.

Overview

We are a commercial real estate company that invests primarily in new or recently constructed and opened self-storage facilities located predominately in dense urban and suburban submarkets within the top-50 United States Metropolitan Statistical Areas, or MSAs. Facilities in which we invest are largely vertical (three to ten floors), 100% climate controlled and technologically adapted buildings, which we call Generation V facilities. These facilities are located in submarkets with demographic profiles and competitive positions that management believes will support successful lease-up of such facilities and value creation for our stockholders. Our investments include wholly owned self-storage facilities, as well as mortgage loans secured by self-storage facilities, which are typically coupled with equity interests.

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

We intend to acquire 100% ownership of a substantial majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective of creating long-term value for our stockholders. As of June 30, 2020, we own 31 facilities through wholly-owned subsidiaries and fully consolidate these facilities in our consolidated financial statements.

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

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our senior secured revolving credit facility (the “Credit Facility”) and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. We have also funded investments using proceeds from the sale of senior participations, Series A Preferred Stock, and Series B Preferred Stock. We maintain an effective shelf registration statement on Form S-3 registering the future sale from time to time of up to $500.0 million of our securities, which includes an ATM Program pursuant to which we may issue up to $100 million in shares of our common stock. As of August 6, 2020, we have approximately $80.9 million available for issuance under our ATM Program.

As of June 30, 2020, we have remaining unfunded commitments under our development investments of approximately $62.0 million, including non-cash interest reserves of approximately $15.0 million. As of June 30, 2020, we have $15.5 million of cash on hand and $27.8 million of remaining capacity under our Credit Facility. In addition, we have $99 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and the accordion feature under our Credit Facility provides for an additional $375 million of capacity, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

●	Developer refinancings/repayments of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
●	Potential sales of facilities underlying current development investments to a third party, and
●	Additional common stock issuances.

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

On March 7, 2016, we, through our Operating Company, entered into the Limited Liability Company Agreement of Storage Lenders (the “SL1 Venture”) with HVP III Storage Lenders Investor, LLC (“HVP III”), an investment vehicle managed by Heitman. The SL1 Venture was formed for the purpose of providing capital to developers of self-storage facilities identified and underwritten by us. Upon formation, HVP III committed $110.0 million for a 90% interest in the SL1 Venture, and we committed $12.2 million for a 10% interest. On March 31, 2016, we contributed to the SL1 Venture three self-storage development investments with an aggregate commitment amount of $41.9 million. As of December 31, 2018, the SL1 Venture had closed on eight additional development property investments with a Profits Interest with an aggregate commitment amount of approximately $81.4 million, bringing the total aggregate commitment of SL1 Venture’s investments to $123.3 million. In January 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partners in the LLCs that own the Jacksonville, Atlanta 1, Atlanta 2, and Denver development properties. In November 2019, the SL1 Venture acquired the 50.1% equity interests of its developer partner in the LLC that owns the Raleigh development property. In June 2020, the SL1 Venture acquired the 50.1% equity interests of its developer partner in the LLC that owns the Columbia development property. The SLI Venture now owns 100% of the membership interests in the LLCs that own these six facilities.

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

Factors Impacting Our Operating Results

Impact of COVID-19 Pandemic on Our Business and Market Conditions

The measures taken to protect the population from the health impact of and the economic crisis caused by the ongoing COVID-19 pandemic have negatively impacted, and may continue to negatively impact, our business, assets and results of operations. The most significant impact thus far has been the decline in fair value of our investments. For the first time since we began measuring fair value of our assets, we recognized an overall net decrease in fair value for the six months ended June 30, 2020. This net decrease is primarily the result of the economic fallout caused by the COVID-19 pandemic paired with the ongoing negative impact from elevated new self-storage supply in certain of our markets and increases in credit spreads. While the pandemic has had a significant impact on our investments, our total revenue remained stable during the three and six months ended June 30, 2020, increasing 7.7% and 12.8%, respectively, compared to the prior year periods. The “shelter-in-place” restrictions led to a reduced amount of move-ins during late March and throughout April, but move-in velocity recovered in May and June once restrictions were lifted and business activity resumed.

As of the date of this Quarterly Report, significant uncertainty remains concerning the magnitude of the impact and duration of the COVID-19 pandemic. The pandemic and resulting economic turmoil have negatively impacted, and may continue to negatively impact, our properties, and consequently their values, in the following ways:

●	Unprecedented unemployment, business closures and fear of a lingering recession have eroded discretionary household incomes, seriously damaged consumer confidence and prompted many prospective customers to delay life decisions (e.g., relocation or new home purchase) that drive storage demand or cut household budgets, including use of self-storage;
●	Traffic in self-storage facilities was reduced by local “shelter-in-place” orders, resulting in a significant decline in move-ins during late March and April. These “shelter-in-place” orders were lifted in most of our markets during the quarter ending June 30, 2020, but could be reinstituted by various municipalities;
●	During the first quarter of 2020, our third-party managers temporarily suspended rent increases to existing customers and delayed auctions and other collection actions with respect to tenants who have not paid their rent, resulting in below-budget revenues and reduced occupancy rates at certain facilities, which has the effect of lengthening the period to economic stabilization and reducing the value of the discounted cash flows from those facilities. Toward the end of the quarter ended June 30, 2020, our third-party managers reinstituted their practices of sending out rate increase notices to certain existing customers. These rate increases, however, will in large part not take effect until after the second quarter and thus were not realized in the financial results for the quarter ending June 30, 2020. Rate increases could be suspended again in the future if there is a resurgence of the virus. Further, there could be a change in customer move-out behavior upon receipt of these rate increase notices; and
●	Shelter in place, stay at home orders, supply chain disruptions along with business closures, have caused construction delays, which delays can impact the amount of fair value increases we recognize.

All of these factors are layering on top of an already challenging self-storage rental market caused by elevated new supply in certain markets that has not been fully absorbed. Declines in fair value will likely continue if there is further deterioration in the economy generally.

We are taking proactive steps with our developer partners to combat the impact of the pandemic and its repercussions. We have also increased the frequency of communication with our third-party managers to monitor operations and overall performance. The economic impact of the pandemic, coupled with the lingering effect of elevated new supply discussed below, may lead to lower lease-ups and rental rates at some the projects we have financed than initially projected, prompting developers to desire an early exit to avoid significant additional capital contributions to the projects to pay interest on our loans. In addition, loans that we have made can be expected to have an elevated rate of default, prompting us to negotiate an increasing number of workouts with developers.

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

We have also re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate outstanding principal balance of these investments is $16.9 million as of June 30, 2020. One of these investments, Boston 3, was repaid in full subsequent to June 30, 2020.

Despite pandemic and supply-driven headwinds, we believe the self-storage sector to be more recession resistant than other real estate sectors. Demand for storage is driven primarily by recurring life events, along with business expansions and contractions. When the economy is weak, we believe that significant life events increase, which have historically driven higher demand for self-storage. In addition, we expect to see increased length of stay for our customers due to increases in autopay than previous cycles and the fact that self-storage costs comprise a much smaller percentage of household income than rental payments and mortgage payments. Moreover, we expect to see increased demand for self-storage from commercial customers, who may be more likely to store business items during closures or otherwise store excess hard goods or inventory for later expansion, and some businesses may move from retail or flex office spaces into newer Generation V self-storage facilities where they can have the technology and room they need rather than what a landlord imposes on them.

The results of our operations have historically been affected, and will continue to be affected, by a number of factors (which, in some instances, have been, and may continue to be, exacerbated by the COVID-19 pandemic) including, among other things:

●	the pace at which we are able to deploy capital into development property investments and begin earning interest income, which pace can be dependent on the overall economic climate, timing of government issuance of building permits, weather and other factors outside our control;
●	the timing of the completion of facilities we finance, which can be dependent on the inspection process of municipal building departments that are from time to time understaffed;
●	the pace and strength of the lease-up of the facilities we finance or wholly own;
●	availability of capital (and whether investments are made on-balance sheet or through off-balance sheet joint ventures), which may be diminished due to;
o	the potential reduction in the borrowing base under our credit facility due to potential declines in real estate values and/or delays in construction;
o	the potential inability of developers to refinance or repay our loans due to disruptions in the credit markets;
o	the potential inability to dispose of self-storage facilities underlying our investments or self-storage facilities that we wholly own at prices that would be in the best interests of our shareholders, or at all; and
o	disruptions in capital markets (including market volatility) that negatively impact the availability and cost of debt and/or equity;
●	changes in the fair value of our assets;
●	our ability to acquire self-storage facilities at attractive prices; and
●	the performance of self-storage facilities in which we have invested, either directly or through the SL1 Venture, and the performance of the third party managers of those respective facilities.

The self-storage sector experienced a record number of new self-storage construction starts and deliveries in 2016 through 2019, with a large number of deliveries expected in 2020 as well. While absorption of excess new supply during a pandemic could slow significantly for a period, we believe the economic crisis will accelerate the end of the development cycle, thereby counterbalancing to some degree the effect of the pandemic and paving the way for better fundamentals at an earlier time than if the pandemic had not occurred but new deliveries remained elevated. Further, as discussed above, we believe that the crisis could accelerate our consolidation of developer interests and 100% ownership of facilities we have financed.

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

As our focus shifts to acquiring the newly-developed facilities that we have financed since our IPO (as well as possibly acquiring properties that we have not financed), our results of operations will also be impacted by the following additional factors, in addition to the factors described above:

●	our ability to generate these new types of investment opportunities while at the same time managing our existing pipeline of development investment opportunities;
●	our ability to generate additional fee income from modifications and/or recapitalizations of existing investments;
●	our ability to redeploy the net proceeds from any potential refinancing of our development property investments;
●	our additional emphasis on net rental income and/or net operating income and less emphasis on fair value accretion and current interest income; and
●	our ability to access debt and equity capital at a cost commensurate with the returns from outright ownership of self-storage facilities.

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings (losses) from our investment in the SL1 Venture, which is calculated based on the allocation of earnings (losses) as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and six months ended June 30, 2020, and 2019 also were impacted by our accounting methods as discussed below.

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

Changes in Market Interest Rates and Credit Spreads

With respect to our business operations, increases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of mortgage loans in our investment portfolio to decline; interest rates on any floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of mortgage loans in our investment portfolio to increase; interest rates on any floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease. As described above, the fair value of our investments declined in the first six months of 2020, and a significant portion of such decline was attributable to rapidly expanding credit spreads caused by the COVID-19 pandemic and resulting economic distress. During times of economic distress, the valuation process becomes more unpredictable and volatile, which may result in significant swings in fair value. Our results of operations may continue to be negatively impacted, and such impact may be significant, if we continue to see declines in the fair values of our investments as a result of the current economic uncertainty.

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

Recent Developments

In July 2020, we acquired 100% of the Class A membership units of the LLCs that own the New York City 2, Orlando 3 and Denver 1 development property investments. With these acquisitions, we now wholly own 40 facilities on our balance sheet or in our SL1 Joint Venture.

One of the five previously announced forgone investments, Boston 3, was repaid in full subsequent to June 30, 2020.

Merger Agreement

On August 3, 2020, the Company, the Operating Company, NexPoint RE Merger, Inc. (“Parent”) and NexPoint RE Merger OP, LLC (the “Parent OP”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides that, upon the terms and subject to the conditions set forth therein, (i) the Parent will merge with and into the Company, with the Company being the surviving entity (the “Company Merger”) and (ii) immediately following the Company Merger, the Parent OP will merge with and into the Operating Company, with the Operating Company being the surviving entity (the “Operating Company Merger” and, together with the Company Merger, the “Mergers”).  Upon completion of the Company Merger, the Company will survive, and the separate existence of the Parent will cease.  Upon completion of the Operating Company Merger, Operating Company will survive, and the separate existence of the Parent OP will cease.

Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Company Merger, (i) each share of the Company’s common stock, other than shares owned by Parent, Parent OP or any subsidiary of the Company (which shall be automatically retired and cease to exist, and no payment will be made with respect thereto), that is issued and outstanding immediately prior to the effective time, will automatically be converted into the right to receive an amount in cash equal to $17.30 without interest, (ii) each share of Series A preferred stock of the Company will be automatically converted into the right to receive one validly issued, fully paid and non-assessable share of common stock of Parent, without interest and (iii) each share of Series B preferred stock of the Company issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive the liquidation preference provided for in the articles supplementary of the Company, consisting of $25.00 per share plus accrued and unpaid dividends, without interest.

In addition, under the Merger Agreement, we may not declare or pay any future dividends to the holders of our common stock, Series A Preferred Stock or Series B Preferred Stock without the prior written consent of Parent, subject to certain exceptions.

The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of the Company’s common stock entitled to cast not less than a majority of all of the votes entitled to be cast on the matter.

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 3, 2020.

Declaration of Dividends

On August 6, 2020, the Board of Directors declared a cash dividend to the holders of the Series A Preferred Stock and a distribution payable in kind, if applicable, in a number of shares of common stock or Series A Preferred Stock as determined in accordance with the election of the holders of the Series A Preferred Stock for the quarter ending September 30, 2020. The dividends are payable on October 15, 2020 to holders of Series A Preferred Stock of record on October 1, 2020. The declaration and payment of the dividend was subject to the prior consent of Parent pursuant to the Merger Agreement, as discussed above.

On August 6, 2020, the Board of Directors declared a cash dividend on the Series B Preferred Stock in the amount of $0.4375 per share for the quarter ending September 30, 2020. The dividends are payable on October 15, 2020 to holders of Series B Preferred Stock of record on October 1, 2020. The declaration and payment of the dividend was subject to the prior consent of Parent pursuant to the Merger Agreement, as discussed above.

Investment Activity

Overview of total investment activity

As of June 30, 2020, our self-storage investment portfolio consists of 31 wholly-owned self-storage facilities, 34 on-balance sheet development property investments with a Profits Interest (20 of which are secured by facilities in lease-up and 9 of which are secured by facilities under construction, and 5 of which are forgone investments, as described further below), five development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), and six self-storage facilities wholly-owned by the SL1.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment (in thousands)
On-balance sheet
Wholly Owned Assets	31	31	0	2,390,231	$421,180
Development Property Investments	29	20	9	2,456,466	$371,469
Forgone Investments	5	0	0	0	$16,935
Joint Venture
Wholly Owned Assets	6	6	0	442,400	$6,640
Development Property Investments	5	5	0	386,559	$783

On-balance sheet investment activity

Our on-balance sheet self-storage investments at June 30, 2020 consisted of the following:

●Wholly-Owned Property Investments – As of June 30, 2020, we had acquired 100% of the membership interests in the LLCs of 31 of our previous development property investments, resulting in the ownership of 31 self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,830	$(1,709)	$14,121	93,965	51	96.4%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(1,232)	10,432	59,848	48	87.7%
Atlanta 2	5/24/2016	2/2/2018	11,859	(1,063)	10,796	66,187	50	89.8%
Atlanta 1	5/25/2016	2/2/2018	13,204	(1,080)	12,124	71,718	50	93.1%
Pittsburgh	5/11/2017	2/20/2018	10,076	(630)	9,446	47,828	39	94.6%
Charlotte 1	8/18/2016	8/31/2018	12,783	(1,062)	11,721	86,750	47	83.1%
New York City 1	9/29/2017	12/21/2018	25,951	(1,758)	24,193	105,272	34	85.3%
New Haven	12/16/2016	3/8/2019	11,055	(881)	10,174	64,225	44	93.8%
Miami	2/10/2020	7/2/2019	20,616	(175)	20,441	69,739	6	39.6%
Jacksonville 2	3/27/2018	8/16/2019	11,608	(545)	11,063	70,255	28	80.8%
Miami 4	10/9/2016	9/17/2019	24,188	(1,446)	22,742	74,635	46	96.3%
Miami 5	8/13/2018	9/17/2019	15,180	(527)	14,653	77,075	24	74.8%
Miami 6	8/12/2016	9/17/2019	20,077	(1,146)	18,931	76,765	48	88.6%
Miami 7	3/26/2018	9/17/2019	21,546	(862)	20,684	86,450	28	80.6%
Miami 8	12/12/2016	9/17/2019	15,572	(936)	14,636	51,923	44	95.4%
Charlotte 2	8/30/2018	2/10/2020	16,640	(348)	16,292	76,545	23	65.7%
Atlanta 3	8/6/2019	2/10/2020	19,718	(272)	19,446	93,283	12	36.4%
Atlanta 5	4/8/2019	2/10/2020	24,498	(315)	24,183	87,150	16	47.0%
Louisville 1	8/15/2018	2/10/2020	12,187	(295)	11,892	65,871	24	60.1%
Atlanta 6	10/15/2018	2/10/2020	17,830	(327)	17,503	82,690	22	55.8%
Knoxville	11/30/2018	2/10/2020	12,929	(308)	12,621	72,455	20	81.7%
Boston 2	3/19/2019	2/14/2020	13,059	(256)	12,803	76,606	16	72.3%
Fort Lauderdale	5/2/2019	2/14/2020	18,777	(179)	18,598	80,569	15	69.4%
Atlanta 4	7/12/2018	2/21/2020	21,288	(393)	20,895	104,072	25	52.4%
Raleigh	3/8/2018	4/10/2020	8,657	(128)	8,529	60,171	29	89.3%
Jacksonville 3	11/6/2018	5/6/2020	12,481	(123)	12,358	68,100	21	57.4%
Louisville 2	8/31/2018	6/30/2020	12,688	-	12,688	76,603	23	58.1%
Baltimore 1	11/20/2018	6/30/2020	14,009	-	14,009	83,560	20	41.6%
Minneapolis 2	3/14/2019	6/30/2020	11,986	-	11,986	88,898	17	54.0%
Minneapolis 1	9/3/2019	6/30/2020	14,263	-	14,263	83,648	11	41.0%
Minneapolis 3	12/13/2019	6/30/2020	13,727	-	13,727	87,375	8	41.6%
Total Owned Properties			$485,946	$(17,996)	$467,950	2,390,231	29	69.6%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of August 2, 2020.
(3)	Average weighted based on NRSF.

●Development Property Investments - We had 34 investments totaling an aggregate committed principal amount of approximately $371.5 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of June 30, 2020, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

We have commenced foreclosure proceedings against the borrower of our $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $11.5 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2020.

We have also commenced foreclosure proceedings against the borrower of our $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $14.8 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of June 30, 2020.

As of June 30, 2020, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $223.1 million and outstanding principal was $212.0 million, as described in more detail in the table below (dollars in thousands):

Location									Remaining
(MSA)	Investment	Date	Months	Size	% Physical			Funded	Unfunded	Fair
Address	Date	Opened	Open (1)	(NRSF) (2)	Occupancy (1)		Commitment	Investment	Commitment (3)	Value
Orlando 3(8) 12709 E Colonial Dr	2/24/2017	7/26/2018	24	69,558	89.9%		$8,056	$8,002	$54	$10,000
Orlando 4 9001 Eastmar Commons	8/30/2017	1/16/2019	19	76,340	69.7%		9,037	8,224	813	10,103
Orlando 5 7360 W Sand Lake Rd	6/7/2018	12/27/2019	7	75,736	29.2%		12,969	11,757	1,212	13,310
Orlando MSA			17	221,634	62.2%	(7)	$30,062	$27,983	$2,079	$33,413
Tampa 4 3201 32nd Ave S	6/12/2017	10/9/2018	22	72,665	69.7%		10,266	9,956	310	13,137
Tampa 3 2460 S Falkenburg Rd	5/19/2017	11/29/2018	20	70,574	72.2%		9,224	8,568	656	10,375
Tampa 2 9125 Ulmerton Rd	5/2/2017	5/9/2019	15	70,967	58.1%		8,091	7,911	180	9,314
Tampa MSA			19	214,206	66.7%	(7)	$27,581	$26,435	$1,146	$32,826
Denver 2 3110 S Wadsworth Blvd	4/20/2017	7/31/2018	24	74,307	76.6%		11,164	11,010	154	11,055
Denver 1(8) 6206 W Alameda Ave	4/20/2017	6/28/2019	13	59,524	48.0%		9,806	9,806	-	10,623
Denver MSA			19	133,831	63.9%	(7)	$20,970	$20,816	$154	$21,678
New York City 2 (5)(8) 465 W 150th St	6/30/2017	12/28/2018	19	40,951	54.5%		27,982	29,912	160	29,676
New York City 5 374 S River St	12/28/2017	3/9/2020	5	90,575	31.2%		16,073	15,407	666	16,605
New York City MSA			12	131,526	38.5%	(7)	$44,055	$45,319	$826	$46,281
Milwaukee 420 W St Paul Ave	7/2/2015	10/9/2016	46	81,489	86.3%		7,650	7,648	2	8,567
Austin 251 North A W Grimes Blvd	10/27/2015	3/16/2017	41	76,134	94.8%		8,658	8,137	521	7,962
Boston 1 (4) 329 Boston Post Rd E	6/29/2017	8/8/2018	24	90,503	56.9%		-	-	-	3,743
New Orleans 2705 Severn Ave	2/24/2017	12/21/2018	19	86,545	58.5%		12,549	12,253	296	14,736
Philadelphia (5)(6) 550 Allendale Rd	3/30/2018	4/25/2019	15	69,930	57.3%		14,338	11,536	3,264	11,313
Houston (6) 1050 Brittmoore Rd	3/1/2017	5/21/2019	14	131,845	26.5%		14,825	14,825	-	15,661
Stamford (5) 370 West Main St	3/15/2019	10/24/2019	9	38,650	55.5%		2,904	3,168	-	5,288
Kansas City 510 Southwest Blvd	5/23/2018	12/12/2019	8	76,822	37.5%		9,968	8,603	1,365	10,103
Atlanta 7 2915 Webb Rd	5/15/2018	3/23/2020	4	73,972	12.4%		9,418	8,355	1,063	9,539
Miami 3 (5) 120-132 NW 27th Ave	11/16/2017	6/19/2020	1	96,295	5.0%		20,168	16,908	3,797	19,433
Total Completed Development Investments			17	1,523,382	52.6%	(7)	$223,146	$211,986	$14,513	$240,543
(1)	As of August 2, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.

(4)	This loan was repaid in full through a refinancing negotiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(5)	The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.
(6)	The Company has commenced foreclosure proceedings against the borrower.
(7)	Average weighted based on NRSF.
(8)	Subsequent to June 30, 2020, the Company purchased its partner’s 50.1% Profits Interest in these investments.

As of June 30, 2020, the underlying self-storage facilities of nine of our 34 development property investments were classified as under construction, representing an aggregate committed principal amount of approximately $148.3 million and outstanding principal of $105.1 million. In addition, we have re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate outstanding principal of these investments is $16.9 million as of June 30, 2020. We and our respective developer partners on these investments are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest, but, more importantly, we are no longer obligated to fund the balance of those commitments, which positively affects our liquidity.

The nine investments under construction that are expected to be continued and funded are described in more detail in the table below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (3)
9/14/2017	Los Angeles 1 959 W Hyde Park Blvd	28,750	10,663	18,087	10,763	120,038	Q3 2020	Q4 2021
9/14/2017	Miami 1 4250 SW 8th St	14,657	14,528	129	15,653	69,555	Q2 2018	Q3 2020
12/15/2017	New York City 4 6 Commerce Center Dr	10,591	8,966	1,625	10,566	78,325	Q2 2018	Q3 2020
6/12/2018	Los Angeles 2 (3) 7855 Haskell Ave	9,298	9,493	649	9,799	117,097	Q1 2020	Q2 2021
3/1/2019	New York City 6 435 Tompkins Ave	18,796	3,637	15,159	3,573	76,250	Q3 2020	Q3 2021
4/18/2019	New York City 7 (3) 14 Merrick Rd	23,462	11,940	11,791	12,161	95,331	Q3 2019	Q1 2021
5/8/2019	New York City 8 (3) 74 Bogart St	21,000	22,682	—	22,873	193,763	Q4 2020	Q1 2022
7/11/2019	New York City 9 (3) 74-16 Grand Ave	13,095	13,976	—	13,861	105,950	Q3 2020	Q4 2021
8/21/2019	New York City 10 (3) 1401 4th Ave	8,674	9,190	—	9,103	76,775	Q3 2019	Q1 2021
Total Development Investments in Progress		$148,323	$105,075	$47,440	$108,352	933,084
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	Estimated C/O dates represent the Company’s best estimate as of June 30, 2020 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.
(3)	The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

The five investments that we have elected to forgo are described in more detail in the table below (dollars in thousands):

	Location
	(MSA)	Funded	Fair
Closing Date	Address	Investment (2)	Value
10/12/2017	Miami 2 (1) 880 W Prospect Rd	1,613	1,397
10/30/2017	New York City 3 (1) 5203 Kennedy Blvd	7,925	7,511
12/27/2017	Boston 3 19 Coolidge Hill Rd	2,854	2,721
5/1/2018	Miami 9 (1) 10651 W Okeechobee Rd	3,765	3,487
11/16/2018	Baltimore 2 8179 Ritchie Hwy	778	677
Total Forgone Investments		$16,935	$15,793
(1)	The funded amount of these investments include PIK interest accrued on our loan. These interest amounts are not included in the commitment amount for each investment.
(2)	We expect minimal additional fundings on these investments as we and our respective developer partners are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest. The Boston 3 investment was repaid in full subsequent to June 30, 2020.

Real estate venture activity

As of June 30, 2020, the SL1 Venture wholly owned the six self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,608	$(1,369)	$15,239	80,621	36	96.4%
Columbia	8/23/2017	6/24/2020	10,313	-	10,313	70,935	35	97.9%
Atlanta 2	9/14/2017	1/28/2019	10,850	(688)	10,162	70,089	35	83.5%
Denver	12/14/2017	1/28/2019	16,473	(1,049)	15,424	85,500	32	86.5%
Atlanta 1	4/12/2018	1/28/2019	13,283	(721)	12,562	71,147	28	68.7%
Raleigh	6/8/2018	11/7/2019	9,684	(388)	9,296	64,108	26	80.3%
Total Owned Properties			$77,211	$(4,215)	$72,996	442,400	32	85.9%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of August 2, 2020.
(3)	Average weighted based on NRSF.

As of June 30, 2020, the SL1 Venture had five development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

Location								Remaining
(MSA)	Investment	Date	Months	Size	% Physical		Funded	Unfunded	Fair
Address	Date	Opened	Open(1)	(NRSF)(2)	Occupancy(1)	Commitment	Investment	Commitment(3)	Value
Washington DC (4) 1325 Kenilworth Ave NE	4/15/2016	9/25/2017	34	90,405	86.9%	—	—	—	4,000
Miami 1 (4) 490 NW 36th St	5/14/2015	2/23/2018	29	75,770	85.9%	—	—	—	1,615
Fort Lauderdale (4) 812 NW 1st St	9/25/2015	7/26/2018	24	87,384	89.0%	—	—	—	4,942
Miami 2 (4) 1100 NE 79th St	5/14/2015	10/30/2018	21	73,890	84.5%	—	—	—	1,729
New Jersey 6 Central Ave	7/21/2016	1/24/2019	18	59,110	72.1%	7,828	7,471	357	8,729
Total Completed Development Investments			25	386,559	84.4% (5)	$7,828	$7,471	$357	$21,015

(1)	As of August 2, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.
(4)	The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.
(5)	Average weighted based on NRSF.

Business Outlook

Prior to the COVID-19 pandemic, we adopted a cautious approach to the origination of new development investments, especially in those U.S. markets that have seen an above average level of new deliveries this development cycle. Primarily due to the elevated amount of new supply, we expected to experience a significant reduction in our new development investment commitment amounts in 2020 as compared to prior years. The uncertainty surrounding the impact of the pandemic and eventual recovery has solidified our view toward reduced or no originations of new development investment commitments for the foreseeable future. We will continuously monitor the development market and reassess both existing and potential new opportunities going forward, but we have not originated a new development investment since the pandemic began. As visibility into the impact of the pandemic improves, our appetite for new development may change.

As of June 30, 2020, the underlying self-storage facilities of nine of our 34 development property investments were classified as under construction, representing an aggregate committed principal amount of approximately $148.3 million and outstanding principal of $105.1 million. In addition, we have re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate outstanding principal of these investments is $16.9 million as of June 30, 2020. Of those five investments, the $0.9 million principal on our Boston 3 investment was repaid in full in July 2020. We and our respective developer partners on these investments are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest, but, more importantly, we are no longer obligated to fund the balance of those commitments, which positively affects our liquidity.

As has been the case for the past 21 months, our focus has shifted to potential acquisition opportunities of our developers’ interests in our development investments and newly-constructed and opened self-storage facilities that complement our existing portfolio, as well as other potential growth initiatives such as the acquisition of properties from third partners, whether on balance sheet or by means of an institutional joint venture. We still intend to acquire the majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective to create long-term value for our stockholders. From the third quarter of 2017 through August 6, 2020, we acquired 28 self-storage facilities from our core development program through privately negotiated transactions with our developer partners on our balance sheet, six self-storage facilities within our real estate venture with Heitman, one facility that was designated a construction loan and the five self-storage facilities underlying our Miami bridge investment. The 31 acquisitions from our core development program and Heitman Joint Venture occurred on average 17 months after the respective self-storage facilities commenced operating activities. While there is no assurance that this trend will continue, we believe the frequency of opportunities to acquire our developers’ interests has accelerated due to the fact that of the 26 underlying facilities in our remaining development portfolio as of August 6, 2020, at least 14 facilities will have been open for 17 months or more by June 30, 2021. We believe as developers seek liquidity during this ongoing economic crisis, we may be able to acquire properties at attractive prices. Additionally, we could see an increased amount of opportunities to acquire our developer partner’s interests due to the COVID-19 pandemic. This dynamic has proven true, as we have closed eleven acquisitions since the end of March, marking our most acquisitive period in Company history. Further, while not entirely comparable, the average consideration of a developer buyout post-COVID is lower than those transacted pre-COVID. We can provide no assurances that this will come to fruition, and, as described above, such acquisitions will be dependent on our continued access to capital.

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

As we experience an increase in the acquisitions of self-storage properties that we have financed, the amount of fair value appreciation recognized in future periods in our Consolidated Statement of Operations will likely be reduced as compared to previous years, as fair value appreciation is not recognized after the acquisition date; however, our property operating income will increase as we acquire and consolidate additional self-storage facilities. Additionally, the construction progress and deliveries of our on-balance sheet investments to date contributed to significant fair value appreciation in 2018 and 2019. As the number of these deliveries is expected to decrease in 2020 and 2021, prior to the COVID-19 pandemic we already expected fair value appreciation in these years to decrease as compared to 2019, all else being equal. The COVID-19 pandemic and related economic crisis has not only caused a slowdown in appreciation of fair value, but in the first half of 2020, we actually experienced an overall net decrease in the fair value of our investment portfolio. The net decrease in fair value was driven by increased credit spreads that impact the value of our debt investments, loss of a portion of the rental season resulting in slower occupancy increases than previously anticipated and the current inability of our managers to increase rental rates. In light of these factors, over the next few years, we expect the primary driver of our earnings to shift from fair value appreciation and interest income, to property operating income. As a result, we expect sometime in the next three quarters to begin publicly reporting funds from operations and adjusted funds from operations, which are non-GAAP measures reported by many equity REITS. The pace and magnitude of this shift will depend on our ability to acquire our developer partner’s interests and the rate at which the facilities lease up, both of which will be impacted by the timing of the recovery from the current economic crisis.

Critical Accounting Policies

During the six months ended June 30, 2020 we added the following critical accounting policy:

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the six months ended June 30, 2020, we recorded $4.7 million of Goodwill related to the Internalization and we have one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization transaction, we determined that dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets, and specifically our market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other, since our common stock is traded in an active market, we calculated its fair value primarily based on our market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below our carrying value. As a result, we recorded a goodwill impairment loss of $4.7 million for the six months ended June 30, 2020 and there is no Goodwill as of June 30, 2020 or December 31, 2019.

Other than the item described above, there have been no significant changes to our critical accounting policies as disclosed in the 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the three months ended June 30, 2020 and June 30, 2019:

(Dollars in thousands)	Three months ended
	June 30, 2020	June 30, 2019
Revenues:
Interest income from investments	$6,806	$9,150
Rental and other property-related income from real estate owned	4,817	1,638
Other revenues	44	44
Total revenues	11,667	10,832

Costs and expenses:
General and administrative expenses	3,462	2,373
Fees to Manager	—	2,069
Property operating expenses of real estate owned	2,626	786
Depreciation and amortization of real estate owned	4,320	1,090
Internalization expenses	5	—
Total costs and expenses	10,413	6,318

Operating income	1,254	4,514

Other income (expense):
Equity in earnings from unconsolidated real estate venture	12	85
Net unrealized gain on investments	791	12,043
Interest expense	(3,067)	(1,776)
Other interest income	17	8
Total other income (loss)	(2,247)	10,360
Net income (loss)	$(993)	$14,874
Net income attributable to preferred stockholders	(5,245)	(5,094)
Less: Net loss attributable to non-controlling interests	652	—
Net income (loss) attributable to common stockholders	$(5,586)	$9,780

Revenues

Total interest income from investments for the three months ended June 30, 2020 was $6.8 million, a decrease of approximately $2.3 million, or 26%, from the three months ended June 30, 2019. The decrease is primarily attributable to a decrease in the principal amount of development loans and bridge loans outstanding as a result of acquiring our developer’s interests in 23 self-storage facilities during the second half of 2019 and the six months ended June 30, 2020, which are no longer generating interest income. Rental revenue from real estate owned during the three months ended June 30, 2020 increased $3.2 million, or 194%, to $4.8 million compared to $1.6 million from real estate owned during the prior year period. This increase is the result of 23 acquisitions mentioned above, coupled with increased property net operating income on existing real estate owned resulting from higher occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	June 30, 2020	June 30, 2019
Compensation and benefits	$2,042	$1,433
Occupancy	113	107
Business development	28	43
Professional fees	914	478
Other	365	312
General and administrative expenses	$3,462	$2,373
Fees to Manager	—	2,069
Total general and administrative expenses	$3,462	$4,442

Total general and administrative expenses

Total general and administrative expenses for the three months ended June 30, 2020 were $3.5 million, a decrease of $1.0 million, or 22%, from the three months ended June 30, 2019, primarily as a result of the closing of the Internalization on February 20, 2020, as we no longer incur any Manager fees. Compensation and benefits increased primarily due to annual compensation increases and additional headcount. Compensation and benefits expense also increased as a result of the Company becoming solely responsible for compensation of the Company’s chief executive officer and chief financial officer following the Internalization, which were previously paid primarily by the Manager. Compensation and benefits included non-cash expense of stock-based compensation of $0.8 million for the three months ended June 30, 2020 and 2019. Professional fees increased primarily due to legal fees incurred during the three months ended June 30, 2020, regarding certain foreclosure proceedings. These foreclosure proceedings have progressed in the respective court systems of each jurisdiction resulting in an increase in fees.

Property-related expenses

Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other income (expense)

For the three months ended June 30, 2020 and 2019, we recorded other income (loss) of $(2.2) million and $10.4 million, respectively, which primarily relates to the net unrealized gain (loss) on investments. Other income (expense) includes an increase in the fair value of investments of $0.8 million, compared to an increase of $12.0 million for the comparable period in 2019. The year-over-year reduction in the increases in the fair value of investments for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by the fact that fewer properties attained certificates of occupancy and an increased pace of acquisitions of developers’ interests during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. In addition, the reduction in the fair value increase was also driven by elongated economic stabilization timelines (i.e., slower physical lease-up and lower realized rates) of the majority of the underlying properties in our development investment portfolio caused primarily by the COVID-19 pandemic and the ongoing impact of new supply.

The $0.01 million and $0.1 million of equity in earnings from unconsolidated real estate venture in the three months ended June 30, 2020 and 2019, respectively, relates to our allocated earnings from the SL1 Venture. Interest expense for the three months ended June 30, 2020 and 2019 was $3.1 million and $1.8 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Comparison of the six months ended June 30, 2020 and June 30, 2019:

(Dollars in thousands)	Six months ended
	June 30, 2020	June 30, 2019
Revenues:
Interest income from investments	$14,564	$17,362
Rental and other property-related income from real estate owned	8,695	3,087
Other revenues	105	267
Total revenues	23,364	20,716

Costs and expenses:
General and administrative expenses	6,226	4,136
Fees to Manager	1,230	4,072
Property operating expenses of real estate owned	4,673	1,549
Depreciation and amortization of real estate owned	7,904	2,119
Goodwill impairment loss	4,738	—
Internalization expenses	37,788	—
Total costs and expenses	62,559	11,876

Operating income (loss)	(39,195)	8,840

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(154)	242
Net unrealized gain (loss) on investments	(10,170)	20,873
Interest expense	(6,279)	(2,989)
Other interest income	23	21
Total other income (loss)	(16,580)	18,147
Net income (loss)	(55,775)	26,987
Net income attributable to preferred stockholders	(10,451)	(10,126)
Less: Net loss attributable to non-controlling interests	2,598	—
Net income (loss) attributable to common stockholders	$(63,628)	$16,861

Revenues

Total interest income from investments for the six months ended June 30, 2020 was $14.6 million, a decrease of approximately $2.8 million, or 16%, from the six months ended June 30, 2019. The decrease is primarily attributable to a decrease in the principal amount of development loans and bridge loans outstanding as a result of the acquisitions of 24 additional self-storage facilities which are no longer generating interest income. We also had rental revenue of $8.7 million and $3.1 million from real estate owned during the six months ended June 30, 2020 and 2019, respectively that has increased primarily due to the timing of the acquisitions of the properties generating these revenues.  This increase is the result of 24 acquisitions coupled with increased property net operating income on existing real estate owned resulting from higher occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Six months ended
	June 30, 2020	June 30, 2019
Compensation and benefits	$3,719	$2,462
Occupancy	211	210
Business development	80	104
Professional fees	1,492	770
Other	724	590
General and administrative expenses	$6,226	$4,136
Fees to Manager	1,230	4,072
Total general and administrative expenses	$7,456	$8,208

Total general and administrative expenses

Total general and administrative expenses for the six months ended June 30, 2020 were $7.5 million, a decrease of $0.8 million, or 9%, from the six months ended June 30, 2019 primarily due to the closing of the Internalization on February 20, 2020, as we no longer incur any Manager fees. Compensation and benefits increased primarily due to annual compensation increases, as well as the addition of two professional employees during the third quarter of 2019 who were hired for various functions rendered necessary by our continuing conversion to an equity REIT. Compensation and benefits expense also increased as a result of the Company becoming solely responsible for compensation of the Company’s chief executive officer and chief financial officer. Prior to the Internalization, the Manager paid for a majority of the compensation related expenses of the chief executive officer and chief financial officer. Compensation and benefits included non-cash expense of stock-based compensation of $1.4 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Professional fees increased primarily due to legal fees incurred during the six months ended June 30, 2020 regarding certain foreclosure proceedings.  These foreclosure proceedings have progressed in the respective court systems of each jurisdiction resulting in an increase in fees.

Goodwill impairment loss

Goodwill impairment loss of $4.7 million represents a loss recorded due to an interim impairment assessment caused by the dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets and specifically the Company’s reduced market capitalization. The Company determined that the fair value of its single reporting unit was below its carrying value. As a result, the Company recorded a goodwill impairment loss of $4.7 million for the six months ended June 30, 2020. No such loss was recorded for the six months ended June 30, 2019.

Property-related expenses

Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other operating expenses

Internalization expenses of $37.8 million during the six months ended June 30, 2020 consist of $37.4 million of expense recognized as a result of the settlement of a preexisting contractual relationship in connection with the internalization and $0.4 million of professional costs incurred related to Internalization.  The Company incurred no internalization expenses during the six months ended June 30, 2019.

Other income (expense)

For the six months ended June 30, 2020 and 2019, we recorded other income (loss) of $(16.6) million and $18.1 million, respectively, which primarily relates to the net unrealized gain (loss) on investments. Other income (expense) includes a decrease in the fair value of investments of $10.2 million, compared to an increase of $20.9 million for the comparable period in 2019. The decrease in fair value was primarily driven by 1) elongated economic stabilization timelines (slower physical lease-up and lower realized rates) of the majority of the underlying properties in our development investment portfolio caused by the COVID-19 pandemic as well as the ongoing impact of new supply and 2) the net impact of debt valuations, which were negatively impacted by the dramatic increase in credit spreads during the first half of 2020 caused by the pandemic and resulting economic downturn. The year-over-year reduction in the increases in the fair value of investments for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily driven by the aforementioned impacts as well as the fact that fewer properties attained certificates of occupancy and an increased pace of acquisitions of developers’ interests during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The $(0.2) million and $0.2 million of equity in earnings (loss) from unconsolidated real estate venture in the six months ended June 30, 2020 and 2019, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture is attributed to the decline in fair value of investments as mentioned above. Interest expense for the six months ended June 30, 2020 and 2019 was $6.3 million and $3.0 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	June 30, 2020	June 30, 2019
Net income (loss) attributable to common stockholders	$(5,586)	$9,780
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	814	719
Plus: net loss attributable to non-controlling interests	(652)	—
Plus: depreciation and amortization on real estate assets	4,320	1,090
Plus: depreciation and amortization on SL1 Venture real estate assets	48	82
Plus: internalization expenses	5	—
Adjusted Earnings	$1,074	$13,796

	Six months ended
	June 30, 2020	June 30, 2019
Net income (loss) attributable to common stockholders	$(63,628)	$16,861
Plus: stock dividends to preferred stockholders	4,250	4,250
Plus: stock-based compensation	1,421	1,047
Plus: net loss attributable to non-controlling interests	(2,598)	—
Plus: fees to Manager	1,230	—
Plus: depreciation and amortization on real estate assets	7,904	2,119
Plus: depreciation and amortization on SL1 Venture real estate assets	111	137
Plus: goodwill impairment loss	4,738	—
Plus: internalization expenses	37,788	—
Adjusted Earnings (loss)	$(8,784)	$24,414

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

Our liquidity position is dependent on our ability to borrow under our Credit Facility and, to a lesser extent, our ability to issue common stock under our ATM Program or otherwise or our ability to liquidate or procure repayment of investments and recycle capital. As described below, in March 2020, we increased the size of our Credit Facility to $375.0 million with the ability to increase the capacity up to $750.0 million pursuant to an accordion feature. However, despite this increase in the potential borrowing capacity, our ability to use our Credit Facility is subject to borrowing base requirements. Our borrowing base capacity is in part tied to the fair value of our portfolio investments. Our borrowing base capacity did not significantly decrease as a result of the decrease in fair value of our investments for the six months ended June 30, 2020. However, we can provide no assurances that our borrowing base capacity will remain constant or increase in future periods. Future declines in fair value could cause our borrowing base capacity to decrease, which would limit our liquidity position. In certain circumstances, a decline in our borrowing base capacity could cause us to be overdrawn on our Credit Facility, which would cause a default. Furthermore, we do not intend to issue common stock under our ATM Program or otherwise at current market prices, which further limits our liquidity position. We intend to monitor our stock price and liquidity position to determine when it is appropriate to issue common stock.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Six months ended June 30,
	2020	2019
Net income (loss)	$(55,775)	$26,987
Adjustments to reconcile net income (loss) to net cash used in operating activities:	49,072	(32,770)
Net cash used in operating activities	(6,703)	(5,783)
Net cash used in investing activities	(39,902)	(82,118)
Net cash provided by financing activities	58,786	83,355
Change in cash and cash equivalents	$12,181	$(4,546)

Cash increased $12.2 million during the six months ended June 30, 2020 as compared to a decrease in cash of $4.5 million during the six months ended June 30, 2019. Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $6.7 million and $5.8 million, respectively. The primary components of cash used in operating activities during the six months ended June 30, 2020 were net loss adjusted for non-cash transactions of $4.3 million and the decrease in cash from working capital of $2.6 million, offset by $0.2 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the six months ended June 30, 2019 were net income adjusted for non-cash transactions of $5.1 million, the change in cash from working capital of $0.9 million offset by $0.2 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 was $39.9 million and $82.1 million, respectively. For the six months ended June 30, 2020, the cash used for investing activities consisted primarily of $30.0 million to purchase the developers’ interest in sixteen of our development property investments, $18.6 million to fund investments, and $0.3 million in capital additions to our self-storage real estate owned, offset, in part, by $4.7 million in return of capital from the SL1 Venture and $4.2 million in repayments of other loans. For the six months ended June 30, 2019, the cash used for investing activities consisted primarily of $81.5 million to fund investments, $2.6 million to purchase additional interests in one of our development property investments, offset, in part, by $2.1 million return of capital of from the SL1 Venture.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $58.8 million and primarily related to $63.8 million of net proceeds received from the Credit Facility, $15.0 million of net proceeds from common stock issuances, offset, in part, by $19.6 million of dividends paid. For the six months ended June 30, 2019, net cash provided by financing activities totaled $83.4 million and primarily related to $62.3 million of net proceeds received from the Credit Facility, $32.7 million of net proceeds from common stock issuances, $9.0 million of net proceeds received from term loans, offset, in part, by $20.2 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of June 30, 2020, we had remaining unfunded commitments of $62.0 million, including non-cash interest reserves of approximately $15.0 million, related to our investment portfolio and SL1 Venture. Of the remaining unfunded commitments of $62.0 million, the amounts are estimated to be funded on the following schedule.

Future Fundings for Investments	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$17,407	$35,257	$8,962	$367	$61,993

We expect to fund the remaining unfunded commitments primarily with cash on hand, borrowings under our Credit Facility, recycled capital from loan repayments or property dispositions and, if we deem market prices to be attractive, future issuances of common stock.

As of June 30, 2020, we had $15.5 million of cash on hand and $27.8 million of remaining current borrowing capacity under our Credit Facility. In addition, we have $125 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and a $375.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

●	Developer refinancings/repayments of JCAP mortgage indebtedness (49.9% profits interest and ROFR retained),
●	Potential sales of facilities underlying current development investments to a third party and
●	Additional common stock issuances.

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

Credit Facility

On March 26, 2020, we entered into a second amendment and restatement of the Credit Facility to, among other things allow up to $375 million of borrowings and an accordion feature permitting expansion up to $750 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of June 30, 2020, we had $230.0 million outstanding of our $257.8 million in total availability under the Credit Facility. As of August 6, 2020, we had $242.0 million outstanding of our $257.8 million in total availability under the Credit Facility, and we had approximately $16.0 million of cash on hand.

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

Common Stock ATM Program

On December 18, 2019, we entered into a new equity distribution with respect to a $100 million ATM Program. We have sold 996,412 shares for a weighted average price of $19.16 under our current ATM Program and have $80.9 million of availability remaining. Since the inception of our initial ATM Program on April 5, 2017, we have sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share, receiving net proceeds after commissions and other offering costs of $101.4 million under our ATM Programs.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from offerings of our common stock, including our ATM Programs, proceeds from the issuance of our Series A Preferred Stock, and proceeds from the issuance of our Series B Preferred Stock. At June 30, 2020, we had total indebtedness of $271.2 million, or 31% of total assets. During 2020, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Credit Facility; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) must maintain liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million; (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00; and (vii) a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Credit Facility.

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

Contractual Obligations and Commitments

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of June 30, 2020:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.29%	2.25%	4.54%	6/3/2019	8/1/2021
Term Loan under interest rate swap	7,087	1.60%	2.25%	3.85%	8/13/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	10,000	0.17%	2.59%	2.76%	6/25/2019	12/28/2021
Secured revolving credit facility under interest rate cap(2)	20,000	0.17%	2.59%	2.76%	3/18/2020	12/28/2021
Secured revolving credit facility under interest rate swap	100,000	0.36%	2.59%	2.95%	5/1/2020	3/24/2023
Secured revolving credit facility under interest rate cap(3)	100,000	0.17%	2.59%	2.76%	5/6/2020	3/24/2023
	$271,175
(1)	The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 2.50% is reached.
(2)	The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 1.50% is reached.
(3)	The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 0.50% is reached.

At June 30, 2020, we had $62.0 million of unfunded loan commitments related to our investment portfolio and $.04 million related to the SL1 Venture. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Our investment in real estate venture is recorded using the equity method as we do not have a controlling interest.

Dividends

For the quarter ended June 30, 2020, we declared a cash dividend to our stockholders of $0.23 per share, payable on July 15, 2020 to stockholders of record on July 1, 2020. On December 16, 2019, the Company announced that in connection with the Company’s accelerated transition to an equity REIT, the Board of Directors elected to right-size the Company’s annual dividend, effective with the first quarter 2020 dividend payable in April 2020. The Board of Directors determined that the new annual dividend rate with respect to the Company’s Common Stock will be $0.92 per share, payable quarterly at the rate of $0.23 per share, and declared the first quarter dividend at its February 21, 2020 regular meeting. U.S. federal income tax law generally requires that a REIT annually distribute at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to or greater than our net taxable income, if and to the extent authorized by our Board of Directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on any secured funding facilities, other lending facilities, repurchase agreements and other debt payable. In addition, under the Merger Agreement, we may not declare or pay any future dividends to the holders of our common stock, Series A Preferred Stock or Series B Preferred Stock without the prior written consent of Parent, subject to certain exceptions. If our cash available for distribution is less than our net taxable income, we could be required to reduce our dividends, sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	June 30, 2020	December 31, 2019
Up 25 basis points	$(1.3)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.7	2.2

Up 50 basis points	(2.7)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.8	4.5

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	June 30, 2020	December 31, 2019
Up 25 basis points	$(6.0)	$(10.2)
Down 25 basis points	6.6	11.1

Up 50 basis points	(12.1)	(19.4)
Down 50 basis points	13.9	23.4

Interest Rate Risk

As of June 30, 2020, the effect of our hedge agreements was to fix the interest rate on our $41.2 million variable rate term loans and our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of June 30, 2020, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	June 30, 2020
Up 100 basis points	$0.6
Down 100 basis points	(0.2)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Risks Related to Our Business and Our Industry

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

The impact of the COVID-19 pandemic and measures to prevent its spread could materially and adversely affect our business in several ways. Our borrowers may not be able to make interest payments as they come due as a result of the deteriorating economic conditions, which may require us to foreclose on the self-storage assets underlying delinquent loans. With declining real estate values, the assets we acquire in a foreclosure may be worth less than the outstanding loans securing the properties. In addition, we no longer intend to make any new development loans for the foreseeable future, and we have elected to forgo the projects related to five development loans for which either development or construction has not yet commenced. The aggregate outstanding principal balance of these investments is $16.9 million as of June 30, 2020. We can provide no assurances that we will be able to recover any or all outstanding amounts under those loans. Furthermore, individual tenants at our owned self-storage facilities and at facilities securing our development investments may not be able to pay rent on time or at all, and rental rates for self-storage facilities will likely remain stagnant or decline. New leasing of self-storage properties has slowed significantly during the ongoing stay at home orders as people are unable to visit facilities. All of the foregoing may have a material and adverse impact on our results of operations, financial condition and ability to pay dividends to our stockholders at expected levels or at all. As described further below, the most immediate impact of the COVID-19 crisis has been on the fair value of our investments, which has resulted from the factors described above. We have seen a decline in the fair value of our portfolio investments for the six months ended June 30, 2020 and we may see further declines in our fair values in future periods. Any decline in fair value has an adverse effect on our results of operations.

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

Currently a majority of our portfolio investments are financial instruments and profits interests that are recorded at fair value and are not publicly traded. For the six months ended June 30, 2020, we recognized a decline in the fair value of our investments of $10.2 million, which had a negative impact on our year to date results of operations. This decline primarily resulted from the economic impact related to the COVID-19 pandemic, including a decline in real estate values, delays in lease up of properties, the freezing of rental rates and volatility in spreads caused by disruption of credit markets. During times of economic distress, the valuation process becomes more unpredictable and volatile, which may result in significant volatility in fair value. Accordingly, we may experience further declines in fair value in future periods, and such declines may be significant. Results of operations may continue to be negatively impacted, and such impact may be significant, if we continue to decline in the fair values of our investments.

Our liquidity position may be materially and adversely impacted by the economic crisis caused by the COVID-19 pandemic.

We are dependent upon outside sources of capital to fund our liquidity needs. In recent years, we have primarily funded our liquidity needs through issuances of common and preferred equity and borrowings under our Credit Facility. Current market conditions make it unfavorable for us to raise equity capital because of the potential dilution to existing stockholders. As a result, we currently intend to rely primarily on our Credit Facility, and potentially other borrowings, in order to fund our operations in the near term, if not longer. Our ability to borrow under our Credit Facility is subject to our borrowing base availability. As of June 30, 2020, we had $27.8 million available for future borrowings under our Credit Facility. However, if we continue to see declines in fair value, the borrowing base capacity may be reduced because our borrowing base capacity is determined, in part, by the fair value of our portfolio investments. In certain circumstances, a decline in our borrowing base capacity could cause us to be overdrawn on our Credit Facility, for which the lenders could declare us in default. A default under our Credit Facility would allow the lenders to foreclose on the assets securing our Credit Facility. Furthermore, if we are unable to use our Credit Facility, we may be forced to dispose of assets at disadvantageous prices in order to meet our liquidity needs. Our access to capital may also be negatively impacted by the inability of developers to refinance our loans to them due to the tightening of credit markets and the potential inability to dispose of facilities underlying our investments at a price that would result in our expected returns. Constraints on our access to capital may materially and adversely impact our results of operations, financial condition and our ability to pay dividends to stockholders at expected levels or at all.

Risks Related to the Mergers

There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.

The Mergers are currently expected to close during the fourth quarter of 2020, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement if the Mergers have not occurred by December 31, 2020. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Company Merger and the other transactions contemplated by the Merger Agreement must be approved by the affirmative vote of the holders of common shares as of the record date for the special meeting entitled to cast not less than a majority of all the votes entitled to be cast on the matter. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or Parent may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Mergers will be completed.

In addition, under the terms of the Merger Agreement, we may not declare or pay any future dividends to the holders of our common shares, Series A Preferred Stock or Series B Preferred Stock during the term of the Merger Agreement without the prior written consent of Parent, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common shares from receiving dividends that they might otherwise have received.

Failure to complete the Mergers in a timely manner or at all could negatively affect our share price and future business and financial results.

There is no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.

The pendency of the Mergers could adversely affect our business and operations.

In connection with the pending Mergers, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

On June 30, 2020, the Operating Company issued 409,785 OC Units in connection with the acquisition of the developers’ interests in four self-storage properties. The OC Units were issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. OC Units may be tendered for redemption beginning on the first anniversary of issuance for cash, or at our option, shares of our common stock

Repurchases of Common Stock

None.

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

Exhibit No.	Exhibit Description

31.1*	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERNIGAN CAPITAL, INC.

Date: August 7, 2020	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)