Form 10-Q
period 2020-09-30
Jernigan Capital, Inc.
filed 2020-11-09
CIK 1622353

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, Jernigan Capital, Inc. had 23,263,130 shares of common stock outstanding.

EXPLANATORY NOTE

On November 6, 2020, Jernigan Capital, Inc. (the “Company”) consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 3, 2020 and amended September 21, 2020, by and among Jernigan Capital, Inc. (the “Company”), Jernigan Capital Operating Company, LLC (the “Operating Company”), NexPoint RE Merger, Inc. (“Parent”) and NexPoint RE Merger OP, LLC (the “Parent OP”) , both of whom are affiliates of NexPoint Advisors, L.P. (“NexPoint”). Pursuant to the terms and conditions set forth in the Merger Agreement, on November 6, 2020, the Parent merged with and into the Company, with the Company continuing as the surviving entity (the “Company Merger”), and, immediately following the Company Merger, the Parent OP merged with and into the Operating Company, with the Operating Company continuing as the surviving entity (the “Operating Company Merger” and, together with the Company Merger, the “Mergers”). Following consummation of the Mergers, The New York Stock Exchange filed a notification of removal from listing on Form 25 with the Securities and Exchange Commission (the “SEC”) with respect to the delisting and deregistration of the Company’s common stock, par value $0.01 per share (the “Common Stock”). In addition, the New York Stock Exchange filed a notification of removal from listing on Form 25 with the SEC with respect to the delisting and deregistration of the Company’s 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock, liquidation preference amount $25.00 per share (the “Series B Preferred Stock”). The Common Stock and Series B Preferred Stock ceased being traded prior to the opening of the market on November 6, 2020, and are no longer listed on The New York Stock Exchange. Accordingly, the Company is no longer a publicly traded company. In addition, the Company intends to file with the SEC a Form 15 requesting the suspension of the reporting obligations of the Company under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The financial information in this quarterly report on Form 10-Q (this “Quarterly Report”) and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the corporate status of the Company as it was at September 30, 2020.

In this Quarterly Report, unless the context indicates otherwise, references to “Jernigan Capital,” “we,” “the Company,” “our” and “us” refer to the activities of and the assets and liabilities of the business and operations of Jernigan Capital, Inc.; “Operating Company” refers to Jernigan Capital Operating Company, LLC, a Delaware limited liability company; and “Manager” refers to JCAP Advisors, LLC, a Florida limited liability company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JERNIGAN CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	As of
	September 30, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$22,183	$3,278
Self-Storage Investment Portfolio:
Development property investments at fair value	316,254	549,684
Self-storage real estate owned, net	513,993	230,844
Investment in and advances to self-storage real estate venture	4,053	11,247
Other loans, at cost	850	4,713
Deferred financing costs	7,717	4,154
Prepaid expenses and other assets	9,107	8,654
Fixed assets, net	127	203
Total assets	$874,284	$812,777

Liabilities:
Secured revolving credit facility	$242,000	$162,000
Term loans, net of unamortized costs	40,973	40,791
Due to Manager	—	3,164
Accounts payable, accrued expenses and other liabilities	13,388	4,817
Dividends payable	5,309	13,131
Total liabilities	301,670	223,903

Equity:
7.00% Series A preferred stock, $0.01 par value, 300,000 shares authorized; 139,875 and 133,500 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively, at liquidation preference of $139.9 million and $133.5 million, net of offering costs, respectively	137,012	130,637
7.00% Series B cumulative redeemable perpetual preferred stock, $0.01 par value, 3,750,000 shares authorized; 1,571,734 shares issued and outstanding as of September 30, 2020 and December 31, 2019, at liquidation preference of $39.3 million, net of offering costs	37,298	37,298
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2020 and December 31, 2019; 23,263,130 and 22,423,283 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	232	224
Additional paid-in capital	451,182	426,129
Accumulated deficit	(89,289)	(5,021)
Accumulated other comprehensive income (loss)	(1,084)	(393)
Total Jernigan Capital, Inc. stockholders' equity	535,351	588,874
Non-controlling interests	37,263	—
Total equity	572,614	588,874
Total liabilities and equity	$874,284	$812,777

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Interest income from investments	$5,553	$10,216	$20,117	$27,578
Rental and other property-related income from real estate owned	6,287	1,988	14,982	5,075
Other revenues	38	45	143	312
Total revenues	11,878	12,249	35,242	32,965

Costs and expenses:
General and administrative expenses	2,592	2,137	8,817	6,273
Fees to Manager	—	2,131	1,230	6,203
Property operating expenses of real estate owned	3,781	989	8,454	2,538
Depreciation and amortization of real estate owned	5,414	1,372	13,319	3,491
Goodwill impairment loss	—	—	4,738	—
Internalization expenses	10	268	37,798	268
Merger expenses	5,031	—	5,031	—
Total costs and expenses	16,828	6,897	79,387	18,773

Operating income (loss)	(4,950)	5,352	(44,145)	14,192

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(2,041)	165	(2,195)	407
Net unrealized gain (loss) on investments	4,540	7,974	(5,630)	28,847
Interest expense	(3,196)	(2,546)	(9,475)	(5,535)
Other interest income	16	9	38	30
Total other income (loss)	(681)	5,602	(17,262)	23,749
Net income (loss)	$(5,631)	$10,954	$(61,407)	$37,941
Net income attributable to preferred stockholders	(5,309)	(5,157)	(15,760)	(15,283)
Less: Net loss attributable to non-controlling interests	1,005	—	3,604	—
Net income (loss) attributable to common stockholders	$(9,935)	$5,797	$(73,563)	$22,658

Basic earnings (loss) per share attributable to common stockholders	$(0.43)	$0.26	$(3.20)	$1.06
Diluted earnings (loss) per share attributable to common stockholders	$(0.43)	$0.26	$(3.20)	$1.06

Dividends declared per share of common stock	$—	$0.35	$0.46	$1.05

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income (loss)	$(5,631)	$10,954	$(61,407)	$37,941
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	(59)	(58)	(1,216)	(495)
Reclassification of realized losses (gains) on interest rate swaps	262	(1)	501	(5)
Other comprehensive income (loss)	203	(59)	(715)	(500)
Comprehensive income (loss)	(5,428)	10,895	(62,122)	37,441
Less: Net loss attributable to non-controlling interest	1,005	—	3,604	—
Less: Other comprehensive loss attributable to non-controlling interest	(18)	—	25	—
Comprehensive income (loss) attributable to common stockholders	$(4,441)	$10,895	$(58,493)	$37,441

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

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at December 31, 2019	133,500	$130,637	1,571,734	$37,298	22,423,283	$224	$426,129	$(5,021)	$(393)	$588,874	$-	$588,874
At-the-market issuance of common stock, net of offering costs	-	-	-	-	810,000	8	15,064	-	-	15,072	-	15,072
Issuance of Operating Company (“OC”) Units for property acquisitions	-	-	-	-	-	-	-	-	-	-	1,536	1,536
Issuance of OC Units for Internalization	-	-	-	-	-	-	8,554	-	-	8,554	33,538	42,092
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Repurchase and retirement of shares of common stock	-	-	-	-	(1,926)	-	(36)	-	-	(36)	-	(36)
Issuance of stock-based awards	-	-	-	-	40,502	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	607	-	-	607	-	607
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,519)	-	(4,519)	-	(4,519)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Dividends declared on common stock	-	-	-	-	-	-	-	(5,354)	-	(5,354)	-	(5,354)
Distributions declared to Non-controlling interests	-	-	-	-	-	-	-	-	-	-	(192)	(192)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-		(609)	(609)	(22)	(631)
Net loss	-	-	-	-	-	-	-	(52,835)	-	(52,835)	(1,947)	(54,782)
Balance at March 31, 2020	135,625	$132,762	1,571,734	$37,298	23,271,859	$232	$450,318	$(68,417)	$(1,002)	$551,191	$32,913	$584,104

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

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(in thousands, except share data)

								Retained	Accumulated
	Series A		Series B					Earnings	Other	Total	Non-
	Preferred Stock		Preferred Stock		Common Stock		Additional	(Accumulated	Comprehensive	Stockholders'	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit)	Income (Loss)	Equity	Interests	Equity
Balance at June 30, 2020	137,750	$134,887	1,571,734	$37,298	23,263,130	$232	$450,745	$(79,354)	$(1,268)	$542,540	$36,964	$579,504
Issuance of Operating Company (“OC”) Units for property acquisitions	-	-	-	-	-	-	-	-	-	-	1,285	1,285
Stock dividend paid on preferred stock	2,125	2,125	-	-	-	-	-	-	-	2,125	-	2,125
Stock-based compensation	-	-	-	-	-	-	437	-	-	437	-	437
Dividends declared on Series A preferred stock	-	-	-	-	-	-	-	(4,621)	-	(4,621)	-	(4,621)
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(688)	-	(688)	-	(688)
Other comprehensive income (loss) - derivative instruments	-	-	-	-	-	-	-	-	184	184	19	203
Net loss	-	-	-	-	-	-	-	(4,626)		(4,626)	(1,005)	(5,631)
Balance at September 30, 2020	139,875	$137,012	1,571,734	$37,298	23,263,130	$232	$451,182	$(89,289)	$(1,084)	$535,351	$37,263	$572,614

See accompanying notes to consolidated financial statements.

JERNIGAN CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(61,407)	$37,941
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest capitalized on outstanding loans	(15,219)	(22,069)
Net unrealized (gain) loss on investments	5,630	(28,847)
Stock-based compensation	1,857	1,689
Equity in (earnings) losses from unconsolidated self-storage real estate venture	2,202	(399)
Return on investment from unconsolidated self-storage real estate venture	198	328
Depreciation and amortization	13,365	3,537
Amortization of deferred financing costs	2,055	1,440
Internalization – settlement of preexisting contractual relationship	37,353	—
Goodwill impairment loss	4,738	—
Accretion of origination fees	(834)	(867)
Unrealized loss on mark-to-market interest rate cap	208	89
Other	56	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,460)	(1,346)
Due to Manager	(3,165)	(585)
Accounts payable, accrued expenses, and other liabilities	6,265	280
Net cash used in operating activities	(8,158)	(8,809)

Cash flows from investing activities:
Purchase of corporate fixed assets	(26)	(29)
Purchase of self-storage real estate owned	(29,970)	(10,347)
Capital additions to self-storage real estate owned	(354)	(1,309)
Capital contributions to unconsolidated self-storage real estate venture	(170)	(683)
Return of capital from unconsolidated self-storage real estate venture	4,683	3,833
Advances to unconsolidated self-storage real estate venture	(51)	(12,723)
Repayment of advances to unconsolidated self-storage real estate venture	355	12,773
Funding of investment portfolio:
Origination fees received in cash	—	1,114
Development property and bridge investments	(26,249)	(129,377)
Funding of other loans	—	(185)
Repayments of investment portfolio investments	13,878	361
Repayments of other loans	4,225	205
Net cash used in investing activities	(33,679)	(136,367)

Cash flows from financing activities:
Cash received from Credit Facility, net of issuance costs	74,671	124,261
Cash received from term loans, net of issuance costs	—	15,995
Stock repurchase	(399)	(468)
Net proceeds from issuance of common stock	15,004	34,645
Net proceeds (offering costs) from issuance of Series B preferred stock	—	(103)
Dividends paid on Series A preferred stock	(7,208)	(6,736)
Dividends paid on Series B preferred stock	(2,064)	(2,064)
Dividends paid on Non-controlling interest	(624)	—
Dividends paid on common stock	(18,638)	(22,108)
Net cash provided by financing activities	60,742	143,422
Net change in cash and cash equivalents	18,905	(1,754)
Cash and cash equivalents at the beginning of the period	3,278	8,715
Cash and cash equivalents at the end of the period	$22,183	$6,961

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

Merger Agreement

On November 6, 2020, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 3, 2020, and amended September 21, 2020, by and among the Company, the Operating Company, NexPoint RE Merger, Inc. (“Parent”) and NexPoint RE Merger OP, LLC (the “Parent OP”). Pursuant to the terms and conditions set forth in the Merger Agreement, on November 6, 2020, the Parent merged with and into the Company, with the Company continuing as the surviving entity (the “Company Merger”) and immediately following the Company Merger, the Parent OP merged with and into the Operating Company, with the Operating Company continuing as the surviving entity (the “Operating Company Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger (the “Company Merger Effective Time”), each share of Company common stock, $0.01 par value per share (the “Common Stock”) held by the Parent, Parent OP, or any subsidiary of the Company (a “Company Subsidiary”), was no longer outstanding and was automatically retired and ceased to exist, and no payment was made with respect thereto. Each share of Common Stock held by the Company in the Company’s treasury was automatically retired and ceased to exist, and no payment was made with respect thereto. All other shares of Common Stock issued and outstanding immediately prior to the Company Merger Effective Time were automatically converted into the right to receive an amount in cash equal to $17.30 per share, without interest (the “Merger Consideration”), and less any required withholding taxes.

At the Company Merger Effective Time, each share of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) issued and outstanding immediately prior to the Company Merger Effective Time was converted into the right to receive one validly issued, fully paid and non-assessable share of common stock, $0.01 par value of the surviving company (the “Series A Preferred Merger Consideration”), without interest, subject to any applicable withholding tax. All Series A Preferred Shares, so converted, are no longer outstanding and have automatically been cancelled and retired and have ceased to exist.

At the Company Merger Effective Time, each share of the Company’s 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Shares”) issued and outstanding immediately prior to the Company Merger Effective Time was converted into the right to receive the Series B liquidation value, pursuant to the terms of the Company’s charter (the “Series B Preferred Merger Consideration”), without interest, subject to any applicable withholding tax. All Series B Preferred Shares so converted, are no longer outstanding and have automatically been cancelled and retired and have ceased to exist.

At the effective time of the Operating Company Merger (“Operating Company Merger Effective Time”), (a) each Operating Company Unit (the “Operating Company Units”) issued and outstanding immediately prior to the Operating Company Merger Effective Time held by the Company was automatically converted into membership interests of the surviving operating company, (b) each Operating Company Unit (the “Operating Company Units”) issued and outstanding immediately prior to the Operating Company Merger Effective Time that was held by any Company Subsidiary is no longer outstanding and has automatically been retired and ceased to exist, and no payment has been made with respect thereto, and (c) each other Operating Company Unit issued and outstanding immediately prior to the Operating Company Merger Effective Time has automatically been converted into the right to receive an amount in cash equal to the Merger Consideration (the “Operating Company Merger Consideration”), and all Operating Company Units, so converted, are no longer outstanding and have automatically been cancelled, retired and have ceased to exist.

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

The following table presents the financial instruments measured at fair value on a recurring basis at September 30, 2020:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$47	$—	47	—
Derivative financial instruments (liability position)	(1,109)	—	(1,109)	—
Development property investments	316,254	—	—	316,254

The following table presents the financial instruments measured at fair value on a recurring basis at December 31, 2019:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Derivative financial instruments (asset position)	$14	$—	$14	$—
Derivative financial instruments (liability position)	(393)	—	(393)	—
Development property investments	549,684	—	—	549,684

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

The Company evaluates long-lived assets for impairment when events and circumstances, such as declines in occupancy and operating results, indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable. If an asset’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three or nine months ended September 30, 2020 or during the year ended December 31, 2019.

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

Other Loans

The Company’s other loans balance primarily includes principal balances for certain revolving loan agreements, short-term mortgage loans, and land loans made by the Company in situations where it was determined that making such loans would benefit the Company’s primary business. These loans are accounted for under the cost method, and fair value approximates cost at September 30, 2020 and December 31, 2019. None of these loans are in non-accrual status as of September 30, 2020 and December 31, 2019. The Company determined that no allowance for loan loss was necessary at September 30, 2020 and December 31, 2019.

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

Goodwill

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the nine months ended September 30, 2020, the Company recorded $4.7 million of Goodwill related to the Internalization, and the Company has one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization, the Company determined that dramatically deteriorating macroeconomic conditions driven by the impact of the COVID-19 pandemic on capital markets, and specifically the Company’s market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other, since the Company’s common stock is traded in an active market, the Company calculated its fair value primarily based on the Company’s market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below the Company’s carrying value. As a result, the Company recorded a goodwill impairment loss of $4.7 million for the nine months ended September 30, 2020, and there is no Goodwill as of September 30, 2020 or December 31, 2019.

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

In accordance with ASC 805, Business Combinations, the portion of the Internalization transaction price attributed to the settlement of a preexisting contractual relationship (the Management Agreement) of $37.4 million was recognized immediately as internalization expenses for the nine months ended September 30, 2020 and the $4.7 million of excess consideration paid over the fair value of underlying identifiable net assets of businesses acquired was recorded as Goodwill. As part of the Internalization, the Company also incurred nil and $0.4 million of acquisition-related expenses for the three and nine months ended September 30, 2020, respectively. These acquisition-related expenses were recognized in earnings immediately and are included within Internalization expenses.

The table below presents the revenue and net income of the business combination on a pro forma basis as if the Internalization occurred on January 1, 2019. As the Manager’s historical revenues were entirely comprised of amounts received from the Company for management services performed by the Manager and intercompany amounts are eliminated in consolidation, there was no pro forma adjustment to the Company’s revenue for the nine months ended September 30, 2020 and 2019. Pro forma net loss for the nine months ended September 30, 2020 includes the elimination of non-recurring expenses for the settlement of the pre-existing contractual agreement of $37.4 million and acquisition related expenses of $0.4 million. Pro forma adjustments for the periods ended September 30, 2020 and 2019, also include the impact of additional compensation expense for employees previously employed by the Manager and the elimination of fees paid to the Manager. The pro forma results are not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Pro forma total revenue (unaudited)	$35,242	$32,965
Pro forma net income (loss) allocable to common shares (unaudited)	(35,236)	25,882

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in this ASU is optional and may be elected over time as reference rate reform activities occur. For the three and nine months ended September 30, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following table provides supplemental disclosures related to the Consolidated Statements of Cash Flows:

	Nine months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Interest paid	$6,986	$3,359

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend paid on preferred stock	$6,375	$6,375
Dividends declared, but not paid, on preferred stock	5,309	5,157
Dividends declared, but not paid, on common stock	—	7,783
Dividends declared, but not paid, on OC Units	—	—
Reclassification of development property investments to self-storage real estate owned	255,495	125,715
Reclassification of other assets and liabilities to self-storage real estate owned	1,074	—
Other loans paid off with issuance of development property investments	—	404
OC Units issued for self-storage real estate owned acquisitions	7,978	—
OC Units issued for Internalization	33,538	—
Contingent consideration for Internalization	8,554	—

3.  SELF-STORAGE INVESTMENT PORTFOLIO

The Company’s self-storage investments at September 30, 2020 consisted of the following:

Investments reported at fair value

●Development Property Investments - The Company had 29 investments totaling an aggregate committed principal amount of approximately $314.5 million to finance the ground-up construction of, or conversion of existing buildings into, self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to the Company. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of September 30, 2020, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan procured or expected to be procured from a third party lender for 60% to 70% of the cost of the project.

The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $11.5 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2020.

The Company has also commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $14.8 million. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2020.

As of September 30, 2020, the aggregate committed principal amount of the Company’s development property investments was approximately $314.5 million and outstanding principal was $283.3 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,316
10/27/2015	Austin (2)(7)	8,658	8,184	474	8,071
2/24/2017	New Orleans (2)(7)	12,549	12,371	178	15,017
3/1/2017	Houston (2)(9)	14,825	14,825	—	15,661
5/2/2017	Tampa 2 (2)(7)	8,091	7,984	107	9,444
5/19/2017	Tampa 3 (2)(7)	9,224	8,618	606	10,561
6/12/2017	Tampa 4 (2)(7)	10,266	10,014	252	13,317
6/29/2017	Boston 1 (2)(6)	—	—	—	3,850
8/30/2017	Orlando 4 (2)(7)	9,037	8,329	708	10,376
9/14/2017	Los Angeles 1	28,750	10,923	17,827	11,143
9/14/2017	Miami 1 (3)	14,657	14,463	194	15,657
10/12/2017	Miami 2 (4)(10)	—	1,661	—	1,459
10/30/2017	New York City 3 (4)(10)	—	8,261	—	7,916
11/16/2017	Miami 3 (2)(4)(7)	20,168	19,093	1,745	21,914
12/15/2017	New York City 4 (2)(7)	10,591	9,747	844	11,435
12/28/2017	New York City 5 (2)	16,073	16,064	9	17,646
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,264	11,313
5/1/2018	Miami 9 (4)(10)	—	3,877	—	3,639
5/15/2018	Atlanta 7 (2)(7)	9,418	8,502	916	9,948
5/23/2018	Kansas City (2)(7)	9,968	8,754	1,214	10,489
6/7/2018	Orlando 5 (2)	12,969	12,057	912	13,885

11/16/2018	Baltimore 2 (10)	—	785	—	690
3/1/2019	New York City 6	18,796	4,297	14,499	4,311
4/18/2019	New York City 7 (3)(4)	23,462	15,781	8,050	17,374
		$259,490	$223,774	$51,801	$253,432
Preferred equity investments:
6/12/2018	Los Angeles 2 (3)(5)	9,298	9,659	649	10,384
3/15/2019	Stamford (2)(5)	2,904	3,222	—	5,479
5/8/2019	New York City 8 (5)	21,000	23,073	—	23,492
7/11/2019	New York City 9 (5)	13,095	14,218	—	14,177
8/21/2019	New York City 10 (5)	8,674	9,346	—	9,290
		$54,971	$59,518	$649	$62,822

Total investments reported at fair value		$314,461	$283,292	$52,450	$316,254

(1)Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)Construction at the facility was substantially complete and/or certificate of occupancy had been received as of September 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(3)Facility had achieved at least 40% construction completion but construction was not considered substantially complete as of September 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
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
(7)As of September 30, 2020, this investment was pledged as collateral to the Company’s Credit Facility.
(8)The Company has commenced foreclosure proceedings against the borrower of its $14.3 million Philadelphia development property investment because it has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan is $11.5 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $4.5 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of September 30, 2020.
(9)The Company has commenced foreclosure proceedings against the borrower of its $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan is $14.8 million. In addition to its development property investment, the Company has funded protective advances and recorded receivables related to accrued interest totaling $1.8 million within “Prepaid expenses and other assets” in its Consolidated Balance Sheets. As the investment was a collateral dependent loan, the Company considered the fair value of the collateral when determining the fair value of the investment and the collectability of the related protective advances and interest receivables as of September 30, 2020.
(10)	The Company has re-assessed these development property investments for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The Company and its respective developer partners on these investments are in active dialogues concerning the repayment of its outstanding principal along with any current and future accrued interest.

The following table provides a reconciliation of the funded principal to the fair market value of investments at September 30, 2020:

Funded principal	$283,292
Adjustments:
Unamortized origination and other fees	(3,292)
Net unrealized gain (loss) on investments	36,340
Other	(86)
Fair value of investments	$316,254

As of December 31, 2019, the aggregate committed principal amount of the Company’s development property investments was approximately $608.9 million and outstanding principal was $478.6 million, as described in more detail in the table below (dollars in thousands):

	Metropolitan	Total		Remaining
	Statistical Area	Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
Development property investments (includes a profits interest):
7/2/2015	Milwaukee (2)(7)	$7,650	$7,648	$2	$8,884
8/14/2015	Raleigh (2)(7)(10)	8,792	8,789	3	8,593
10/27/2015	Austin (2)(7)	8,658	8,136	522	8,099
9/20/2016	Charlotte 2 (2)(7)(10)	12,888	12,677	211	13,984
1/18/2017	Atlanta 3 (2)(7)(10)	14,115	13,297	818	16,130
1/31/2017	Atlanta 4 (2)(7)(10)	13,678	13,497	181	17,082
2/24/2017	Orlando 3 (2)(7)(10)	8,056	7,767	289	9,725
2/24/2017	New Orleans (2)(7)	12,549	12,021	528	14,504
2/27/2017	Atlanta 5 (2)(7)(10)	17,492	17,492	—	19,970
3/1/2017	Fort Lauderdale (2)(7)(10)	9,952	9,383	569	13,635
3/1/2017	Houston (2)(9)	14,825	14,825	—	17,820
4/14/2017	Louisville 1 (2)(7)(10)	8,523	7,552	971	9,550
4/20/2017	Denver 1 (2)(7)(10)	9,806	9,616	190	10,947
4/20/2017	Denver 2 (2)(7)	11,164	11,009	155	12,383
5/2/2017	Atlanta 6 (2)(7)(10)	12,543	12,025	518	14,744
5/2/2017	Tampa 2 (2)(7)	8,091	7,644	447	9,196
5/19/2017	Tampa 3 (2)(7)	9,224	8,326	898	10,086
6/12/2017	Tampa 4 (2)(7)	10,266	9,614	652	12,673
6/19/2017	Baltimore 1 (2)(4)(7)(10)	10,775	11,010	274	13,581
6/28/2017	Knoxville (2)(7)(10)	9,115	8,628	487	10,355
6/29/2017	Boston 1 (2)(6)	—	—	—	3,361
6/30/2017	New York City 2 (2)(4)(10)	27,982	28,974	665	31,047
7/27/2017	Jacksonville 3 (2)(7)(10)	8,096	7,751	345	10,129
8/30/2017	Orlando 4 (2)(7)	9,037	8,107	930	10,251
9/14/2017	Los Angeles 1	28,750	10,157	18,593	10,347
9/14/2017	Miami 1 (3)	14,657	12,618	2,039	13,373
9/28/2017	Louisville 2 (2)(7)(10)	9,940	9,530	410	11,688
10/12/2017	Miami 2 (4)	9,459	1,494	8,045	1,280
10/30/2017	New York City 3 (4)	15,301	6,776	8,822	6,383
11/16/2017	Miami 3 (3)(4)	20,168	12,086	8,413	12,898
11/21/2017	Minneapolis 1 (2)(7)(10)	12,674	10,684	1,990	12,290
12/1/2017	Boston 2 (2)(7)(10)	8,771	7,918	853	10,024
12/15/2017	New York City 4 (3)	10,591	6,705	3,886	7,528
12/27/2017	Boston 3	10,174	2,757	7,417	2,674
12/28/2017	New York City 5 (2)	16,073	13,817	2,256	16,373
2/8/2018	Minneapolis 2 (2)(7)(10))	10,543	9,904	639	11,763
3/30/2018	Philadelphia (2)(4)(8)	14,338	11,536	3,263	11,807
4/6/2018	Minneapolis 3 (2)(7)(10)	12,883	10,337	2,546	12,043
5/1/2018	Miami 9 (4)	12,421	3,560	9,006	3,427
5/15/2018	Atlanta 7 (3)	9,418	6,563	2,855	7,683
5/23/2018	Kansas City (2)	9,968	8,235	1,733	9,663

6/7/2018	Orlando 5 (2)	12,969	10,340	2,629	11,780
11/16/2018	Baltimore 2	9,247	757	8,490	709
3/1/2019	New York City 6	18,796	3,168	15,628	3,122
4/18/2019	New York City 7 (4)	23,462	7,304	16,287	7,067
		$553,880	$422,034	$135,455	$490,651
Preferred equity investments:
6/12/2018	Los Angeles 2 (5)	9,298	9,173	649	9,403
3/15/2019	Stamford (2)(5)	2,904	3,064	—	4,952
5/8/2019	New York City 8 (5)	21,000	21,945	—	22,359
7/11/2019	New York City 9 (5)	13,095	13,526	—	13,489
8/21/2019	New York City 10 (5)	8,674	8,892	—	8,830
		$54,971	$56,600	$649	$59,033

Total investments reported at fair value		$608,851	$478,634	$136,104	$549,684
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
(10)	During the nine months ended September 30, 2020, the Company purchased its partner’s 50.1% Profits Interest in this investment.

The following table provides a reconciliation of the funded principal to the fair market value of investments at December 31, 2019:

Funded principal	$478,634
Adjustments:
Unamortized origination and other fees	(5,633)
Net unrealized gain (loss) on investments	76,767
Other	(84)
Fair value of investments	$549,684

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

No loans, with the exception of the $14.3 million Philadelphia and $14.8 Houston development property investments, were in non-accrual status as of September 30, 2020. No loans, with the exception of the $14.8 Houston development property investment, were in non-accrual status as of December 31, 2019.

All of the Company’s development property investments with a Profits Interest would have been accounted for under the equity method had the Company not elected the fair value option. For these investments with a Profits Interest, the assets and liabilities of the equity method investees approximated $377.9 million and $341.7 million, respectively, at September 30, 2020 and approximated $592.3 million and $531.7 million, respectively, at December 31, 2019. These investees had revenues of approximately $1.9 million and $4.7 million and operating expenses of approximately $1.1 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. These investees had revenues of approximately $2.3 million and $4.5 million and operating expenses of approximately $2.7 million and $6.4 million for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2020 and 2019, no individual investment comprised more than 20% of the Company’s net income (loss).

For three and sixteen of the Company’s development property investments with a Profits Interest as of September 30, 2020 and December 31, 2019, respectively, an investor has an option to put its interest to the Company upon the event of default of the underlying property loans. The put, if exercised, requires the Company to purchase the member’s interest at the original purchase price plus a yield of 4.5% on such purchase price. The Company concluded that the likelihood of loss is remote and assigned no value to these put provisions as of September 30, 2020 and December 31, 2019.

Investments reported at cost (Self-Storage Real Estate Owned)

2020 Activity

On February 10, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Charlotte II, Knoxville, Louisville 1, Atlanta 3, Atlanta 5 and Atlanta 6 development property investments with a Profits Interest. On February 14, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Fort Lauderdale and Boston 2 development property investments with a Profits Interest. On February 21, 2020, the Company purchased 100% of the Class A membership units of the limited liability company that owned the Atlanta 4 development property investment with a Profits Interest. On April 10, 2020 and May 6, 2020, respectively, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Raleigh and Jacksonville 3 development property investments with a Profits Interest. Additionally, on June 30, 2020, the Company purchased 100% of the Class A membership units of the limited liability companies that owned the Baltimore 1, Louisville 2, Minneapolis 1, Minneapolis 2, and Minneapolis 3 development property investments with a Profits Interest. On July 15, 2020, the Company acquired 100% of the Class A membership units of the LLC that owned the New York City 2 development property investment. On July 31, 2020, the Company acquired 100% of the Class A membership units of the LLCs that own the Orlando 3 and Denver 1 development property investments. Accordingly, as of the dates of acquisition, the Company wholly owns and consolidates these investments in the accompanying consolidated financial statements. The acquisition date basis of these investments of $296.1 million is primarily comprised of the development property investment at fair value of $255.5 million, the cash consideration of $30.0 million, which is inclusive of paid and accrued transaction costs, and OC Units valued at $8.0 million. The Company allocated the basis based on the relative fair value of the tangible and intangible assets acquired. Intangible assets consisted of in-place leases, which aggregated to $7.5 million at the time of the acquisitions. The estimated life of these in-place leases was 12 months.

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

The following table shows the components of the real estate investments as presented in the Company’s accompanying Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Land	$72,262	$29,430
Building and improvements	448,796	186,295
In-place leases	16,128	8,629
Property equipment	217	122
Construction-in-progress	—	16,460
Accumulated depreciation and amortization	(23,410)	(10,092)
Self-storage real estate owned, net	$513,993	$230,844

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

For development property investments with a Profits Interest, at a certain stage of construction, the OPM incorporates an adjustment to measure entrepreneurial profit. Entrepreneurial profit is a monetary return above total construction costs that provides compensation for the risk of a development project. Under this method, the value of each property is estimated based on the cost incurred to date, plus an estimated earned entrepreneurial profit. Total entrepreneurial profit is estimated as the difference between the projected value of a property at stabilization and the total development costs, including land, building improvements, and lease-up costs. Utilizing information obtained from the market coupled with the Company’s own experience, the Company has estimated that in most cases, approximately one-third of the entrepreneurial profit is earned during the construction period beginning when construction is approximately 40% complete and ending when construction is substantially complete, and approximately two-thirds of the entrepreneurial profit is earned from when construction is substantially complete through stabilization. For the three development property investments that were 40% complete but for which construction was not substantially complete at September 30, 2020, the Company has estimated the entrepreneurial profit adjustment to the enterprise value input used in the OPM to be equal to one-third of the estimated entrepreneurial profit, allocated on a straight-line basis. Seventeen development property investments, not including the properties reported as self-storage real estate owned, had reached substantial construction completion and/or received a certificate of occupancy at September 30, 2020. For the Company’s development property investments at substantial construction completion, a discounted cash flow model, based on periodically updated estimates of rental rates, occupancy, occupancy trends and operating expenses, is the primary method for projecting value of a project. The Company also will consider inputs such as appraisals which differ from the developer’s equity investment, bona fide third-party offers to purchase development projects, sales of development projects, or sales of comparable properties in its markets.

Level 3 Fair Value Measurements

The following tables summarize the significant unobservable inputs the Company used to value its investments categorized within Level 3 as of September 30, 2020 and December 31, 2019. These tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Company’s determination of fair values. The significant unobservable inputs associated with the Philadelphia and Houston investments are not included as the fair value was determined based on the fair value of the underlying collateral. The fair value of the underlying collateral was determined, in part, by using a market comparable approach and an income approach based on a capitalization rate within the range provided below for capitalization rates associated with development property investments with a profits interest.

As of September 30, 2020
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	6.94 - 9.16%	8.10%
	Exit date (a)	0.83 - 5.94 years	3.65 years

Option pricing model	Volatility	67.03 - 96.75%	78.51%
	Exit date (a)	0.83 - 5.94 years	3.65 years
	Capitalization rate (b)	5.25 - 5.50%	5.43%
	Discount rate (b)	8.25 - 8.50%	8.43%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)	Twenty properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

As of December 31, 2019
	Unobservable Inputs
Primary Valuation			Weighted
Techniques	Input	Estimated Range	Average
Income approach analysis	Market yields/discount rate	6.89 - 10.16%	8.39%
	Exit date (a)	1.50 - 6.69 years	3.40 years

Option pricing model	Volatility	60.95 - 93.83%	73.24%
	Exit date (a)	1.50 - 6.69 years	3.40 years
	Capitalization rate (b)	4.75 - 5.75%	5.46%
	Discount rate (b)	7.75 - 8.75%	8.46%
(a)	The exit dates for the development property investments are generally the estimated date of stabilization of the underlying property.
(b)	Thirty-eight properties were 40% - 100% complete, thus requiring a capitalization rate and/or discount rate to derive entrepreneurial profit, which are used to derive the enterprise value input to the OPM. Capitalization rates are estimated based on current data derived from independent sources in the markets in which the Company holds investments.

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

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2020	December 31, 2019
Up 25 basis points	$(1.1)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.5	2.2

Up 50 basis points	(2.2)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.5	4.5

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

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2020	December 31, 2019
Up 25 basis points	$(4.8)	$(10.2)
Down 25 basis points	5.2	11.1

Up 50 basis points	(9.5)	(19.4)
Down 50 basis points	11.0	23.4

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

The Company also evaluates the impact of changes in instrument-specific credit risk in determining the fair value of investments. There were no significant gains or losses attributable to changes in instrument-specific credit risk in the three and nine months ended September 30, 2020 and 2019.

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

The following tables present changes in investments that use Level 3 inputs:

Balance at December 31, 2019	$549,684
Realized gains	—
Unrealized losses	(5,630)
Fundings of principal and change in unamortized origination fees	26,354
Repayments of loans	(13,878)
Payment-in-kind interest	15,219
Reclassification of self-storage real estate owned	(255,495)
Net transfers in or out of Level 3	—
Balance at September 30, 2020	$316,254

Balance at December 31, 2018	$457,947
Unrealized gains	28,847
Fundings of principal and change in unamortized origination fees	126,100
Repayments of loans	(361)
Payment-in-kind interest	22,069
Reclassification of self-storage real estate owned	(125,715)
Net transfers in or out of Level 3	—
Balance at September 30, 2019	$508,887

As of September 30, 2020 and December 31, 2019, the total net unrealized appreciation on the investments that use Level 3 inputs was $36.3 million and $76.8 million, respectively.

For the three and nine months ended September 30, 2020 and 2019, substantially all of the net unrealized gain (loss) on investments in the Company’s Consolidated Statements of Operations were attributable to unrealized gains (losses) relating to the Company’s Level 3 assets still held as of the respective balance sheet date.

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

On September 17, 2019, the SL1 Venture’s loan related to the Washington D.C. development property investment was repaid in full through a refinancing initiated by the SL1 Venture’s partner. The SL1 Venture distributed $15.5 million and $1.7 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Washington D.C. investment at September 30, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

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

On March 4, 2020 the SL1 Venture’s loans related to the Miami 1, Miami 2, and Fort Lauderdale development property investments were repaid in full through a refinancing initiated by the SL1 Venture’s development partner. The SL1 Venture distributed $36.5 million and $4.1 million to HVP III and the Company, respectively, of these loan repayment proceeds. The Miami 1, Miami 2, and Fort Lauderdale investments at September 30, 2020, represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

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

The SL1 Venture has elected the fair value option of accounting for its development property investments with a Profits Interest, which are equity method investments of the SL1 Venture. The assumptions used to value the SL1 Venture’s investments are materially consistent with those used to value the Company’s investments. As of September 30, 2020, the SL1 Venture had five development property investments with a Profits Interest as described in more detail in the table below:

	Metropolitan			Remaining
	Statistical Area	Total Investment	Funded	Unfunded
Closing Date	("MSA")	Commitment	Investment (1)	Commitment	Fair Value
5/14/2015	Miami 1 (2)(3)(4)	$—	$—	$—	$1,638
5/14/2015	Miami 2 (2)(3)(4)	—	—	—	1,702
9/25/2015	Fort Lauderdale (2)(3)(4)	—	—	—	4,211
4/15/2016	Washington DC (3)(4)	—	—	—	3,727
7/21/2016	New Jersey (3)	7,828	7,471	357	8,880
	Total	$7,828	$7,471	$357	$20,158

(1)	Represents principal balance of loan gross of origination fees. The principal balance includes interest accrued on the investment.
(2)	These development property investments (having approximately $8.1 million of outstanding principal at contribution) were contributed to the SL1 Venture on March 31, 2016 by the Company.
(3)	Certificate of occupancy had been received as of September 30, 2020. See Note 4, Fair Value of Financial Instruments, for information regarding recognition of entrepreneurial profit.
(4)	The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.

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

As of September 30, 2020, the SL1 Venture had total assets of $95.3 million and total liabilities of $41.0 million. During the three and nine months ended September 30, 2020, the SL1 Venture had a loss of $(1.4) million and $(3.0) million, of which ($0.1) million and $(0.3) million were allocated to the Company and ($1.3) million and $(2.7) million were allocated to HVP III, respectively, under the HLBV method. At September 30, 2020, $0.2 million of transaction expenses were included in the carrying amount of the Company’s investment in the SL1 Venture. Additionally, the Company may from time to time make advances to the SL1 Venture. At September 30, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture, and the related interest on these advances are classified in equity in earnings from unconsolidated self-storage real estate venture in the Consolidated Statements of Operations.

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

The JV Agreement permits Heitman to cause the Company to repurchase from Heitman its Developer Equity Interests (as defined in the JV Agreement) in certain limited circumstances. Under the JV Agreement, if a developer causes to be refinanced a self-storage facility with respect to which the SL1 Venture has made a development property investment and such refinancing does not coincide with a sale of the underlying self-storage facility, then at any time after the fourth anniversary of the commencement of the SL1 Venture, Heitman may either put to the Company its share of the Developer Equity Interests in respect of each such development property investment, or sell Heitman’s Developer Equity Interests to a third party. On September 30, 2020, Heitman notified the Company of its intent to exercise its put of its Developer Equity Interests in four properties. As of September 30, 2020, the expected exercise price of Heitman’s puts would result in a loss on settlement of these puts for the Company. Accordingly, the Company recognized a loss of $1.9 million on these puts for the three months and nine months ended September 30, 2020. Based on the Company’s assessment as of December 31, 2019, the likelihood of loss on the puts was deemed remote and therefore no value was assigned to the puts as of that date.

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

The Company has recorded assets of $316.3 million and $549.7 million at September 30, 2020 and December 31, 2019, respectively, for its variable interest in the development property investment VIEs which is included in the development property investments at fair value line items in the Consolidated Balance Sheets. The Company’s maximum exposure to loss as a result of its involvement with the development property investment VIEs is as follows:

	September 30, 2020	December 31, 2019
Assets recorded related to VIEs	$316,254	$549,684
Unfunded loan commitments to VIEs	52,450	136,104
Maximum exposure to loss	$368,704	$685,788

The Company has a construction completion guaranty from the managing members of the development property VIEs or individual affiliates/owners of such managing members.

Investment in Real Estate Venture

The Company determined that the SL1 Venture qualifies as a VIE because it does not have enough equity to finance its activities without additional subordinated financial support. In determining whether the Company is the primary beneficiary of the entity, the Company identified the activities that most significantly impact the entity’s economic performance. Such activities are (1) approving self-storage development investments and acquiring self-storage properties, (2) managing directly-owned properties, (3) obtaining debt financing, and (4) disposing of investments. Although the Company has certain rights, it does not have the power to direct the activities that most significantly impact the entity’s economic performance and thus is not the primary beneficiary. As such, the Company does not consolidate the entity and accounts for its unconsolidated interest in the SL1 Venture using the equity method of accounting. The Company’s investment in the SL1 Venture is included in the investment in and advances to self-storage real estate venture balance in the Consolidated Balance Sheets, and earnings from the SL1 Venture are included in equity in earnings from unconsolidated real estate venture in the Company’s Consolidated Statements of Operations. The Company’s maximum contribution to the SL1 Venture is $12.3 million, and as of September 30, 2020 and December 31, 2019, the Company’s remaining unfunded commitment to the SL1 Venture is $0.04 million and $0.2 million, respectively. At September 30, 2020 and December 31, 2019, the Company had none and $0.3 million, respectively, in advances to the SL1 Venture.

7.  DEBT

A summary of the Company’s debt is as follows:

		Effective	Carrying Value as of
	Maturity Date	Interest Rate	September 30, 2020	December 31, 2019
Secured revolving credit facility (1)	March 24, 2023	2.65%	$242,000	$162,000
Term Loans:
Term loan 1 (2)	August 1, 2021	2.41%	9,150	9,150
Term loan 2 (2)	August 1, 2021	2.41%	7,125	7,125
Term loan 3 (2)	August 1, 2021	2.41%	8,625	8,625
Term loan 4 (2)	August 1, 2021	2.41%	9,188	9,188
Term loan 5 (2)	August 1, 2021	2.41%	7,087	7,087
Total Term Loans			41,175	41,175
Term loan debt issuance costs			(202)	(384)
Net Term Loans			40,973	40,791
Total debt			$282,973	$202,791

(1) Includes amounts subject to interest rate caps and an interest rate swap. Effective interest rate represents the weighted average contractual interest rate before the interest rate caps and interest rate swap as of September 30, 2020. See further discussion of interest rate caps and interest rate swap in Note 8, Risk Management and Use of Financial Instruments.

(2) Balance is subject to interest rate swap. Interest rate represents the contractual interest on the loan as of September 30, 2020. See further discussion in Note 8, Risk Management and Use of Financial Instruments.

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

The Amended and Restated Credit Facility has a scheduled maturity date on March 24, 2023 with two one-year extension options to extend the maturity of the facility to March 26, 2025. Borrowings under the Amended and Restated Credit Facility are secured by three different pools of collateral: the first consisting of the mortgage loans held by the Company or its subsidiaries extended to developers (each a “Mortgage Loan”), the second consisting of certain non-stabilized self-storage properties owned by the Company or one of its wholly owned subsidiaries (the “Non-Stabilized Real Estate Collateral”) and the third consisting of certain stabilized self-storage properties owned by the Company or one of its wholly owned subsidiaries (the “Stabilized Real Estate Collateral” and, together with the Mortgage Loans and the Non-Stabilized Real Estate Collateral, the “Borrowing Base Assets”).

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

The Amended and Restated Credit Facility contains certain customary representations and warranties and financial and other affirmative and negative covenants. The Operating Company’s ability to borrow under the Amended and Restated Credit Facility is subject to ongoing compliance by the Company and the Operating Company with various customary restrictive covenants, including but not limited to limitations on its incurrence of indebtedness, investments, dividends, asset sales, acquisitions, mergers and consolidations and liens and encumbrances. In addition, the Amended and Restated Credit Facility contains certain financial covenants including the following:

●	total consolidated indebtedness not exceeding (i) 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility;
●	a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility;
●	the minimum fixed charge coverage ratio is reduced to 1.05 to 1.00 for no more than one (1) period of up to two (2) consecutive calendar quarters immediately following a Material Acquisition. The period ended September 30, 2020, was subject to this reduced fixed charge coverage ratio as a result of a Material Acquisition.
●	a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds;
●	when aggregate outstanding loans under the Amended and Restated Credit Facility exceed $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness;
●	liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million;
●	a ratio of adjusted consolidated EBITDA determined for the most recently ended calendar quarter, annualized, to debt service for the most recently ended calendar quarter, annualized, of no less than 2.00 to 1;
●	a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Amended and Restated Credit Facility; and
●	a minimum borrowing base availability attributable to Non-Stabilized Real Estate Collateral and Stabilized Real Estate Collateral of not less than (i) 20% of total borrowing base availability for the period between March 26, 2020 and December 31, 2020, (ii) 40% of total borrowing base availability for the period between January 1, 2021 and December 31, 2021 and (iii) 60% of total borrowing base availability for the period between January 1, 2022 through the maturity of the Amended and Restated Credit Facility.

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

As of September 30, 2020, the Company had $242.0 million outstanding of our $283.8 million of total availability for borrowing under the Amended and Restated Credit Facility. As such, the Company had $41.8 million of remaining capacity for borrowing under the Amended and Restated Credit Facility.

As of September 30, 2020, the Company was in compliance with all of its financial covenants of the Amended and Restated Credit Facility.

As of September 30, 2020 and December 31, 2019, certain of the Company’s development property investments as described in Note 3, Self-Storage Investment Portfolio, were pledged as collateral against the Amended and Restated Credit Facility. In addition, as of September 30, 2020, the Jacksonville 1, New York City 1, Miami 4, Miami 5, Miami 6, Miami 7, Miami 8, Pittsburgh, Jacksonville 2, Charlotte 2, Atlanta 3, Atlanta 5, Louisville 1, Atlanta 6, Knoxville, Boston 2, Fort Lauderdale, Atlanta 4, Miami, Raleigh, Jacksonville 3, Louisville 2, Baltimore 1, Minneapolis 1, Minneapolis 2, Minneapolis 3, New York City 1, Orlando 3 and Denver 1 properties, which are included in self-storage real estate owned, net, were also pledged as collateral against the Amended and Restated Credit Facility. As of December 31, 2019, the Jacksonville 1 and 2, New York City 1, Pittsburgh, Miami 4, Miami 5, Miami 6, Miami 7, and Miami 8 properties, which are included in self-storage real estate owned, net, were pledged as collateral against the Amended and Restated Credit Facility.

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

As of September 30, 2020, the Company was in compliance with all of its financial covenants of the FirstBank Term Loans.

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

The Company enters into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the Consolidated Balance Sheets at fair value and the related gains or losses are deferred in stockholders’ equity as accumulated other comprehensive income (loss). These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. During the three and nine months ended September 30, 2020 and 2019, the Company was subject to interest rate swaps for all five of its First Bank Term Loans. In addition, the Company was also subject to a $100 million interest rate swap on its Amended and Restated Credit Facility during the three and nine months ended September 30, 2020.

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. In addition, the Company has agreements with each of its derivative counterparties that contain a provision where the Operating Partnership could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2020, the Company had not breached the provisions of these agreements. Although the Company's derivative contracts are subject to master netting arrangements, which serve as credit mitigants to both the Company and its counterparties under certain situations, the Company does not net its derivative fair values or any existing rights or obligations to cash collateral in the Consolidated Balance Sheets.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments designated as hedges as of September 30, 2020 and December 31, 2019, respectively (dollars in thousands):

		Notional Amount					Fair Value
Hedge Product	Hedge Type (1)	September 30, 2020	December 31, 2019	Strike	Effective Date	Maturity	September 30, 2020	December 31, 2019
Swap	Cash flow	$9,150	$9,150	2.2925%	6/3/2019	8/1/2021	$(165)	$(104)
Swap	Cash flow	7,125	7,125	2.2925%	6/3/2019	8/1/2021	(129)	(81)
Swap	Cash flow	8,625	8,625	2.2925%	6/3/2019	8/1/2021	(155)	(98)
Swap	Cash flow	9,188	9,188	2.2925%	6/3/2019	8/1/2021	(165)	(105)
Swap	Cash flow	7,087	7,087	1.6025%	8/13/2019	8/1/2021	(87)	(5)
Swap	Cash flow	100,000	—	0.3570%	5/1/2020	3/24/2023	(408)	—
		$141,175	$41,175				$(1,109)	$(393)

(1) Hedging variable rate Credit Facility and Term Loans by fixing 30-day LIBOR.

The Company measures its derivative instruments designated as cash flow hedges at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2020 and December 31, 2019, all derivative instruments designated as cash flow hedges are included in accounts payable, accrued expenses and other liabilities in the accompanying Consolidated Balance Sheets. The changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

The following table presents the effect of derivatives designated as hedging instruments on the Consolidated Statements of Comprehensive Income:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCL on Derivative		Loss Reclassified from Accumulated OCL into Interest Expense (Income)		Location of Loss Reclassified from Accumulated OCL into Expense (Income)
Three months ended September 30,	2020	2019	2020	2019
Term loan interest rate contracts	$(54)	$(58)	$238	$(1)	Interest Expense

Nine months ended September 30,
Term loan interest rate contracts	$(1,152)	$(495)	$461	$(5)	Interest Expense

The changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019, are summarized as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Accumulated other comprehensive income beginning of period	$(1,268)	$(441)	$(393)	$—
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	(54)	(58)	(1,152)	(495)
Reclassification of realized losses (gains) on interest rate swaps	238	(1)	461	(5)
Amount included in other comprehensive income (loss)	184	(59)	(691)	(500)
Accumulated other comprehensive income (loss) end of period	$(1,084)	$(500)	$(1,084)	$(500)

During the next twelve months, the Company estimates that an additional $0.9 million will be reclassified to earnings as an increase to interest expense, which primarily represents the difference between the fixed interest rate swap payments and the projected variable interest rate swap receipts.

The Company also entered into an interest rate cap agreement in June 2019 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 2.50%, an interest rate cap agreement in March 2020 with a notional amount of $20 million and a one-month LIBOR interest rate cap of 1.50%, and an interest rate cap agreement in May 2020 with a notional amount of $100 million and a one-month LIBOR interest rate cap of 0.50%, collectively the “Interest Rate Cap Agreements”. The Interest Rate Cap Agreements are for a period equal to the term of the Credit Facility at the time of the Interest Rate Cap Agreements. Thus, the June 2019 and March 2020 interest rate cap agreements expire on December 28, 2021 and the May 2020 interest rate cap agreement expires on March 24, 2023. The Company did not designate the interest rate caps as hedges. As of September 30, 2020 and December 31, 2019, the net carrying amount of the interest rate cap was $0.05 million and $.01 million, respectively and are included in prepaid expenses and other assets in the accompanying Consolidated Balance Sheets.

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings on Derivative		Location of Gain (Loss) Recognized in Income on Derivative
Three months ended September 30,	2020	2019
Credit Facility interest rate cap	$(127)	$(61)	Interest Expense

Nine months ended September 30,
Credit Facility interest rate cap	$(208)	$(89)	Interest Expense

9.  STOCKHOLDERS’ EQUITY

The Company had 23,263,130 and 22,423,283 shares of common stock issued and outstanding, which included 148,961 and 216,165 shares of unvested restricted stock, as of September 30, 2020 and December 31, 2019, respectively. The Company had 139,875 and 133,500 shares of Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), issued and outstanding as of September 30, 2020 and December 31, 2019, respectively. The Company also had 1,571,734 shares of 7.00% Series B cumulative redeemable perpetual preferred stock (the “Series B Preferred Stock”) and outstanding as of September 30, 2020 and December 31, 2019.

ATM Program

On December 18, 2019, the Company entered into a new Equity Distribution Agreement with an aggregate offering price under an at the market equity offering program (the “ATM Program”) of up to $100.0 million. As of September 30, 2020, the Company has issued and sold an aggregate of 4,962,535 shares of common stock at a weighted average price of $21.01 per share under the ATM Program and the Company’s previous ATM Program, receiving net proceeds after commissions and other offering costs of $101.4 million. During the nine months ended September 30, 2020, the Company issued and sold an aggregate of 810,000 shares of common stock at a weighted average price per share of $19.07 under the ATM Program, receiving net proceeds after commissions and other offering costs of $15.0 million. During the three months ended September 30, 2020, the Company did not issue any shares of common stock under the ATM Program.

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

Restricted Stock Awards

The 2015 Equity Incentive Plan permits the issuance of restricted shares of the Company’s common stock to the Company’s employees and non-employee directors. As of September 30, 2020 and December 31, 2019, 568,911 and 509,509 shares of restricted stock, respectively, had been granted, of which 55,172 vested in 2016, 46,413 vested in 2017, 99,503 vested in 2018, 87,256 vested in 2019, 126,606 vested during the nine months ended September 30, 2020, 65,501 is expected to vest in 2021, 63,207 is expected to vest in 2022, 10,124 is expected to vest in 2023 and 10,129 is expected to vest in 2024. Additionally, 1,666 were forfeited during the year ended December 31, 2019 and 1,667 were forfeited during each of the years ended December 31, 2018 and 2016.

A summary of changes in the Company’s restricted shares of common stock for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at June 30,	150,836	$20.93	208,665	$20.35
Granted	—	-	7,500	19.84
Vested	(1,875)	19.84	—	-
Forfeited	—	—	—	-
Unvested at September 30,	148,961	$20.94	216,165	$20.34

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at December 31,	216,165	$20.34	159,165	$18.39
Granted	59,402	18.00	145,922	21.60
Vested	(126,606)	18.53	(87,256)	18.95
Forfeited	—	—	(1,666)	18.10
Unvested at September 30,	148,961	$20.94	216,165	$20.34

Unvested restricted shares of common stock that vest based on a service condition receive dividends which are nonforfeitable. Awards with a market condition that vest are entitled to dividend equivalent rights for dividends issued during the measurement period contingent upon the achievement of the market condition.

Market Condition Restricted Stock Unit Awards

Prior to 2020, all unvested shares were earned over the respective vesting period based on a service condition only. During the nine months ended September 30, 2020, the Company also issued 31,243 restricted stock unit awards (“RSUs”) with a market condition and implied service period that are expected to vest in 2023. Vesting of restricted stock unit awards with a market condition is based on the Company’s performance as measured by total stockholder return relative to the appreciation of a specified stock index (50%) or a specified peer group (50%) over the measurement period, subject to each participant's continued employment through the conclusion of the measurement period. The fair value of the restricted stock unit awards with a market condition is estimated using a Monte Carlo simulation model and is affected by the grant date, length of the measurement period, and the realized performance and volatility of JCAP and the respective comparison peer group or index. A summary of changes in the Company’s RSUs for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
		average grant		average grant
	RSUs	date fair value	RSUs	date fair value
Unvested at June 30,	31,243	$26.00	—	$—
Granted	—	—	—	—
Unvested at September 30,	31,243	$26.00	—	$—

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
		Weighted		Weighted
		average grant		average grant
	Shares	date fair value	Shares	date fair value
Unvested at December 31,	—	$—	—	$—
Granted	31,243	26.00	—	—
Unvested at September 30,	31,243	$26.00	—	$—

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

The Company recognized approximately $0.4 million and $0.6 million of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively and $1.9 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the total unrecognized compensation cost related to the Company’s restricted shares was approximately $3.0 million. This cost is expected to be recognized over the remaining weighted average period of 2.1 years. The Company presents stock-based compensation expense in general and administrative expenses in the Consolidated Statements of Operations.

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

As long as shares of Series A Preferred Stock remain outstanding, the Company is required to maintain a ratio of debt to total tangible assets determined under U.S. generally accepted accounting principles of no more than 0.4:1, measured as of the last day of each fiscal quarter. The Company has complied with this covenant as of September 30, 2020.

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

On August 6, 2020, the Company declared a (i) cash distribution of $17.85 per share of Series A Preferred Stock, payable on October 15, 2020, to holders of Series A Preferred Stock of record on the close of business on October 1, 2020, and (ii) distributions payable in kind in a number of shares of Series A Preferred Stock as determined in accordance with the terms of the designation of the Series A Preferred Stock, payable on October 15, 2020, to holders of Series A Preferred Stock of record on the close of business on October 1, 2020.

Series B Preferred Stock

As of September 30, 2020, the Company had 3,750,000 shares of its Series B Preferred Stock authorized and 1,571,734 shares of Series B Preferred Stock outstanding. Series B Preferred Stock ranks senior to the Company’s common stock, with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, and on parity with the Series A Preferred Stock and any other class or series of capital stock of the Company expressly designated as ranking on parity with the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company, junior to any class or series of capital stock of the Company expressly designated as ranking senior to the Series B Preferred Stock with respect to distribution rights and rights upon liquidation, winding up and dissolution of the Company and junior in right of payment to the Company’s existing and future indebtedness. Holders of the Series B Preferred Stock generally do not have voting rights.

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

As of September 30, 2020, the Company has sold 71,734 shares of Series B Preferred Stock at a weighted average price of $22.94, receiving net proceeds after commissions and other offering costs of $1.3 million under the Preferred ATM Program. The Preferred ATM Program was terminated upon the effectiveness of the Company’s registration statement on Form S-3 (File No. 333-231374) on July 12, 2019.

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

10.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares outstanding during the period. Beginning on the first anniversary of the date of issuance, OC Units may be tendered for redemption by the holder thereof for cash per OC Unit equal to the then-current market price of the Company’s common stock, or at the Company’s option, shares of the Company’s common stock on a one-for-one basis and the income allocable to such OC Units is allocated on this same basis and reflected as non-controlling interests in the accompanying consolidated financial statements. All outstanding unvested restricted share awards that vest solely on a service condition contain rights to non-forfeitable dividends and participate in undistributed earnings with common shareholders and, accordingly, are considered participating securities that are included in the two-class method of computing basic earnings per share. Both the unvested restricted shares and the assumed share-settlement of the accrued stock dividend to holders of the Series A Preferred Stock, and the related impacts to earnings, are considered when calculating earnings per share on a diluted basis with the Company’s diluted earnings per share being the more dilutive of the treasury stock or two-class methods. Net losses are not attributed to participating securities and net loss attributable to common shareholders is adjusted for dividends declared on unvested restricted shares in periods with a net loss. Diluted earnings per share includes contingently issuable OC Units only if the market condition would have been met had the end of the reporting period been the measurement period. Stock awards with a market condition do not participate in nonforfeitable rights to dividends and are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2020 and 2019, the Company’s basic earnings (loss) per share is computed using the two-class method, and the Company’s diluted earnings (loss) per share is computed using the more dilutive of the treasury stock method or two-class method:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Shares outstanding
Weighted average common shares - basic	23,113,558	22,019,875	23,052,347	21,173,946
Effect of dilutive securities(1)	—	213,719	—	191,293
Weighted average common shares	23,113,558	22,233,594	23,052,347	21,365,239

Calculation of Earnings per Share - basic
Net income (loss)	$(5,631)	$10,954	$(61,407)	$37,941
Less:
Net income allocated to preferred stockholders	5,309	5,157	15,760	15,283
Net loss attributable to non-controlling interest	(1,005)	—	(3,604)	—
Net income allocated to unvested restricted shares(2)	—	56	—	203
Dividends declared on unvested restricted shares	—	n/a	92	n/a
Net income (loss) attributable to common shareholders, adjusted	$(9,935)	$5,741	$(73,655)	$22,455

Weighted average common shares - basic	23,113,558	22,019,875	23,052,347	21,173,946
Earnings (loss) per share - basic	$(0.43)	$0.26	$(3.20)	$1.06

Calculation of Earnings per Share - diluted
Net income (loss)	$(5,631)	$10,954	$(61,407)	$37,941
Less:
Net income allocated to preferred stockholders	5,309	5,157	15,760	15,283
Net loss attributable to non-controlling interest	(1,005)	—	(3,604)	—
Dividends declared on unvested restricted shares	—	n/a	92	n/a
Net income (loss) attributable to common shareholders, adjusted	$(9,935)	$5,797	$(73,655)	$22,658

Weighted average common shares - diluted(1)	23,113,558	22,233,594	23,052,347	21,365,239
Earnings (loss) per share - diluted	$(0.43)	$0.26	$(3.20)	$1.06

(1)	Diluted earnings per share is calculated on the more dilutive of the treasury stock method or two-class method. For the three and nine months ended September 30, 2020, 2,354,407 OC Units and 1,699,478 OC Units respectively as well as their related losses were excluded from the calculation of diluted shares as they are not dilutive. 149,572 and 193,654 unvested restricted shares for the three and nine months ended September 30, 2020, respectively were also excluded as they are not dilutive.
(2)	Unvested restricted shares of common stock with vesting based on service participate in dividends with unrestricted shares of common stock on a 1:1 basis and thus are considered participating securities under the two-class method for the three and nine months ended September 30, 2020 and 2019. Under the two-class method, losses are not allocated to participating securities, therefore no loss was allocated to unvested restricted shares for the three and nine months ended September 30, 2020.

11. RELATED PARTY TRANSACTIONS

Equity Method Investments

Certain of the Company’s development property investments and bridge investments are equity method investments for which the Company has elected the fair value option of accounting. The fair value of these equity method investments at September 30, 2020 and December 31, 2019 was $316.3 million and $549.7 million, respectively. The interest income realized and the net unrealized loss from these equity method investments was net income of $9.5 million and $18.3 million for the three and nine months ended September 30, 2020 and the interest income and the net unrealized gain from these equity method investments was net income of $16.5 million and $47.2 million for the three and nine months ended September 30, 2019.

The Company’s investment in the real estate venture, the SL1 Venture, has a carrying amount of $4.1 million and $11.2 million at September 30, 2020 and December 31, 2019, respectively. The losses from this venture were $(2.0) million and $(2.2) million for the three and nine months ended September 30, 2020 and the earnings from this venture were $0.2 million and $0.4 million for the three and nine months ended September 30, 2019.

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

Management Fees

Pursuant to the Management Agreement, the Company paid the Manager a base management fee in an amount equal to 0.375% of the Company’s stockholders’ equity (a 1.5% annual rate) calculated and payable quarterly in arrears in cash. For purposes of calculating the base management fee, the Company’s stockholder’s equity means: (a) the sum of (i) the net proceeds from all issuances of the Company’s equity securities since its IPO (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (ii) the Company’s retained earnings at the end of the most recently completed fiscal quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less (b) any amount that the Company pays to repurchase its common stock since its IPO. If the Company’s retained earnings are in a net deficit position (following any required adjustments set forth below), then retained earnings shall not be included in stockholders’ equity. Retained earnings also excludes (x) any unrealized gains and losses and other non-cash items that have impacted stockholders’ equity as reported in the Company’s financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, and (y) one-time events pursuant to changes in GAAP (such as a cumulative change to the Company’s operating results as a result of a codification change pursuant to GAAP), and certain non-cash items not otherwise described above (such as depreciation and amortization), in each case after discussions between the Manager and the Company’s independent directors and approval by a majority of the Company’s independent directors. As a result, the Company’s stockholders’ equity, for purposes of calculating the base management fee, could be greater or less than the amount of stockholders’ equity shown on its financial statements. The base management fee is payable independent of the performance of the Company’s portfolio. The Manager computed the base management fee within 30 days after the end of the fiscal quarter with respect to which such installment is payable and promptly delivered such calculation to the Company’s Board of Directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The base management fee was $1.2 million, $2.1 million and $6.2 million for the period prior to Internalization ended February 20, 2020 and the three and nine months ended September 30, 2019, respectively.

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

The Manager computed the incentive fee each quarter within 45 days after the end of the fiscal quarter that is currently payable and if an incentive fee results, promptly delivers such calculation to the Company’s Board of Directors. The amount of any incentive fee shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to the Board of Directors. The Manager did not earn an incentive fee for the period prior to Internalization ended February 20, 2020 and the three and nine months ended September 30, 2019.

At September 30, 2020, the Company has no outstanding fees due to Manager. At December 31, 2019, the Company had outstanding fees due to Manager of $3.2 million consisting of the management fees payable, incentive fees payable, and certain reimbursable expenses.

Expense Reimbursement

In addition to Management Fees and Incentive Fees as described above, the Management Agreement required that the Company reimburse payroll, occupancy, business development, marketing and other expenses of the Manager for conducting the business of the Company, excluding the salaries and cash bonuses of the Manager’s CEO and Chief Financial Officer (“CFO”), and certain other costs as determined by the Manager in accordance with the Management Agreement. Certain prepaid expenses and fixed assets are also purchased through the Manager and reimbursed by the Company. Under the Management Agreement, the Manager had the ability to engage independent contractors that provide investment banking, securities brokerage, mortgage brokerage and other financial, legal and account services as may be required for the Company’s investments, and the Company agreed to reimburse the Manager for costs and expenses incurred in connection with these services; however, expenses incurred by the Manager were reimbursable to the Manager by the Company only to the extent such expenses are not otherwise directly reimbursed by an unaffiliated third party. The amount of expenses to be reimbursed to the Manager by the Company are reduced dollar-for-dollar by the amount of any such payment or reimbursement. Amounts reimbursable to the Manager for expenses are included in general and administrative expenses in the Consolidated Statements of Operations and totaled $0.4 million, $1.1 million and $3.1 million for the period prior to Internalization ended February 20, 2020 and the three and nine months ended September 30, 2019, respectively.

12. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than those disclosed below, there have been no subsequent events that occurred during such period that require disclosure or recognition in the accompanying consolidated financial statements.

In October 2020, the Company acquired 100% of the Class A membership units of the LLCs that own the New York City 4, New York City 5 and Orlando 5 development property investments. With these acquisitions, the Company now wholly owns 43 facilities on its balance sheet or in its SL1 Joint Venture.

One of the four previously announced forgone investments, New York City 3, was repaid in full subsequent to September 30, 2020.

Delisting and Deregistration

The Mergers, as previously described, were consummated on November 6, 2020. Also on November 6, 2020, The New York Stock Exchange filed a notification of removal from listing on Form 25 with the SEC with respect to the delisting and deregistration of the Company’s Common Stock. The Common Stock ceased being traded prior to the opening of the market on November 6, 2020, and is no longer listed on The New York Stock Exchange. Accordingly, the Company is no longer a publicly traded company. In addition, the Company intends to file with the SEC a Form 15 requesting the suspension of the reporting obligations of the Company under Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended.

Debt Repayment and Termination

On November 6, 2020, in connection with the Mergers, the Operating Company repaid all outstanding amounts owed under, and terminated, the Amended and Restated Credit Agreement with an aggregate outstanding amount of $242.6 million and the FirstBank Term Loans with an aggregate outstanding amount of $41.2 million. The Company did not incur any material early termination penalties as a result of these terminations. The Company also terminated the interest rate swaps and interest rate caps related to the Amended and Restated Agreement resulting in a loss on termination of $1.1 million.

Vesting of Restricted Stock and Payment of LTIP Payments

On November 6, 2020, in connection with the Mergers, all previously unvested shares of restricted common stock of the Company vested fully, and employees of the Company who held such shares received the merger consideration in connection with the Mergers. The amount received in respect of previously unvested restricted common stock totaled $2.6 million.

In addition, on November 6, 2020, in connection with the Mergers, a substantial majority of LTIP units granted to certain of the Company’s employees under its Long-Term Incentive Plan vested fully, and employees of the Company who held such LTIP units received an amount per vested LTIP unit equal to the merger consideration per share paid in connection with the Mergers. The amount received in respect of vesting of LTIP units totaled $1.0 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As noted above under “Explanatory Note”, the financial information in this Quarterly Report and the accompanying in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the corporate status of the Company as it was at September 30, 2020. Effective November 6, 2020, neither of the Company’s previously listed classes of capital stock are listed for trading on a national securities exchange or otherwise trade in any other market. The Company intends to file a Form 15 under the Securities Exchange Act of 1934 (the “Exchange Act”) terminating its obligation to file required reports under the Exchange Act.

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

After making a development property investment, typically after properties have been constructed and experienced some physical lease-up, we seek to acquire 100% ownership of a substantial majority of the self-storage facilities that we have financed either through the exercise of ROFRs or through privately negotiated transactions with our investment counterparties, subject to acquisition prices being consistent with our investment objective of creating long-term value for our stockholders. As of September 30, 2020, we own 34 facilities through wholly-owned subsidiaries and fully consolidate these facilities in our consolidated financial statements.

We account for our development property investments (prior to acquisition of 100% ownership, as discussed above) at fair value, with appreciation and depreciation in the value of these investments being reflected in the carrying value of the assets and in the determination of net income. In determining fair value, we re-value each development property investment, which re-valuation includes an analysis of the current value of any Profits Interest associated with the investment. We believe that carrying our assets at fair value and reflecting appreciation and depreciation in our earnings provide our stockholders and others who rely on our financial statements with a more complete and accurate understanding of our financial condition and economic performance, including revenues and the creation of value through our Profits Interests as self-storage facilities we finance are constructed, leased-up and become stabilized.

We have historically funded our on-balance sheet investments with (i) proceeds from sales of our securities, including sales of our common stock in follow-on offerings and pursuant to our common stock at-the-market equity offering program (the “ATM Program”), (ii) funds from secured indebtedness, including borrowings under our senior secured revolving credit facility (the “Credit Facility”) and term loans on individual properties, and (iii) net proceeds from the monetization of existing development property investments. We have also funded investments using proceeds from the sale of senior participations, Series A Preferred Stock, and Series B Preferred Stock. Effective November 6, 2020, we consummated the Merger with affiliates of NexPoint and will no longer access capital through the public securities markets.

As of September 30, 2020, we have remaining unfunded commitments under our development investments of approximately $52.5 million, including non-cash interest reserves of approximately $14.1 million. As of September 30, 2020, we have $22.2 million of cash on hand and $41.8 million of remaining capacity under our Credit Facility. In addition, we have $91 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and the accordion feature under our Credit Facility provides for an additional $375 million of capacity, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

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

Factors Impacting Our Operating Results

Impact of COVID-19 Pandemic on Our Business and Market Conditions

The measures taken to protect the population from the health impact of and the economic crisis caused by the ongoing COVID-19 pandemic have negatively impacted, and may continue to negatively impact, our business, assets and results of operations. The most significant impact thus far has been the decline in fair value of our investments. For the first time since we began measuring fair value of our assets, we recognized an overall net decrease in fair value for the nine months ended September 30, 2020. This net decrease is primarily the result of the economic fallout caused by the COVID-19 pandemic paired with the ongoing negative impact from elevated new self-storage supply in certain of our markets and increases in credit spreads. While the pandemic has had a significant impact on our investments, our total revenue remained stable during the nine months ended September 30, 2020, increasing 6.9% compared to the prior year period. The “shelter-in-place” restrictions led to a reduced amount of move-ins during late March and throughout April, but move-in velocity recovered in May and June once restrictions were lifted and business activity resumed.

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

June 30, 2020 and remained lifted during the quarter ending September 30, 2020, but could be reinstituted by various municipalities;
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

We have also re-assessed five development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. One of these investments, Boston 3, was repaid in full during the third quarter of 2020. The aggregate outstanding principal balance of the remaining four investments is $14.6 million as of September 30, 2020. One of these investments, New York City 3, was repaid in full during the fourth quarter of 2020.

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

Our total investment income includes interest income from loan investments, which also reflects the accretion of origination fees and recognition of modification fees, and is recognized utilizing the effective interest method based on the contractual rate and the outstanding principal balance of the loans we originate. The objective of the effective interest method is to arrive at periodic interest income that yields a level rate of return over the loan term. Interest rates may vary according to the type of loan, conditions in the financial markets, creditworthiness of our borrowers, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be impacted by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers. Our income also includes earnings (losses) from our investment in the SL1 Venture, which is calculated based on the allocation of earnings (losses) as prescribed in the JV Agreement. In addition, our operating results are affected by the valuation of our development property investments. These investments are marked to fair value each quarter, and increases and decreases in fair value are reflected in the carrying values of the investments in our Consolidated Balance Sheets and as unrealized increases/decreases in fair value in our Consolidated Statements of Operations. We have made, and in the future we may make, additional equity investments in self-storage facilities, either for fee simple ownership by our Operating Company or in joint ventures with our developers, institutional or other strategic partners. In that regard, in connection with many of our development investments, we have obtained rights of first refusal in connection with potential future sales of self-storage facilities that we finance. Our operating results include rental income and related operating expenses from owned self-storage facilities. Our results for the three and nine months ended September 30, 2020, and 2019 also were impacted by our accounting methods as discussed below.

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

Changes in Market Interest Rates and Credit Spreads

With respect to our business operations, increases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to increase; the value of mortgage loans in our investment portfolio to decline; interest rates on any floating rate loans to reset, although on a delayed basis, to higher interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase. Conversely, decreases in interest rates and credit spreads, in general, may over time cause: the interest expense associated with our borrowings to decrease; the value of mortgage loans in our investment portfolio to increase; interest rates on any floating rate loans to reset, although on a delayed basis, to lower interest rates; and to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease. As described above, the fair value of our investments declined in the first nine months of 2020, and a significant portion of such decline was attributable to rapidly expanding credit spreads caused by the COVID-19 pandemic and resulting economic distress. During times of economic distress, the valuation process becomes more unpredictable and volatile, which may result in significant swings in fair value. Our results of operations may continue to be negatively impacted, and such impact may be significant, if we continue to see declines in the fair values of our investments as a result of the current economic uncertainty.

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

Recent Developments

Merger with NexPoint

On November 6, 2020, the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of August 3, 2020 and amended September 21, 2020, by and among the Company, the Operating Company, NexPoint RE Merger, Inc. (“Parent”) and NexPoint RE Merger OP, LLC (the “Parent OP”). Pursuant to the terms and conditions set forth in the Merger Agreement, on November 6, 2020, the Parent merged with and into the Company, with the Company continuing as the surviving entity (the “Company Merger”), and, immediately following the Company Merger, the Parent OP merged with and into the Operating Company, with the Operating Company continuing as the surviving entity (the “Operating Company Merger” and, together with the Company Merger, the “Mergers”).

At the effective time of the Company Merger (the “Company Merger Effective Time”), each share of Company common stock, $0.01 par value per share (the “Common Stock”) held by the Parent, Parent OP, or any subsidiary of the Company (a “Company

Subsidiary”), was no longer outstanding and was automatically retired and ceased to exist, and no payment was made with respect thereto. Each share of Common Stock held by the Company in the Company’s treasury was automatically retired and ceased to exist, and no payment was made with respect thereto. All other shares of Common Stock issued and outstanding immediately prior to the Company Merger Effective Time were automatically converted into the right to receive an amount in cash equal to $17.30 per share, without interest (the “Merger Consideration”), and less any required withholding taxes.

At the Company Merger Effective Time, each share of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”) issued and outstanding immediately prior to the Company Merger Effective Time was converted into the right to receive one validly issued, fully paid and non-assessable share of common stock, $0.01 par value of the surviving company (the “Series A Preferred Merger Consideration”), without interest, subject to any applicable withholding tax. All Series A Preferred Shares, so converted, are no longer outstanding and have automatically been cancelled and retired and have ceased to exist.

At the Company Merger Effective Time, each share of the Company’s 7.00% Series B Cumulative Redeemable Perpetual Preferred Stock (the “Series B Preferred Shares”) issued and outstanding immediately prior to the Company Merger Effective Time was converted into the right to receive the Series B liquidation value, pursuant to the terms of the Company’s charter (the “Series B Preferred Merger Consideration”), without interest, subject to any applicable withholding tax. All Series B Preferred Shares so converted, are no longer outstanding and have automatically been cancelled and retired and have ceased to exist.

At the effective time of the Operating Company Merger (“Operating Company Merger Effective Time”), (a) each Operating Company Unit (the “Operating Company Units”) issued and outstanding immediately prior to the Operating Company Merger Effective Time held by the Company was automatically converted into membership interests of the surviving operating company, (b) each Operating Company Unit (the “Operating Company Units”) issued and outstanding immediately prior to the Operating Company Merger Effective Time that was held by any Company Subsidiary is no longer outstanding and has automatically been retired and ceased to exist, and no payment has been made with respect thereto, and (c) each other Operating Company Unit issued and outstanding immediately prior to the Operating Company Merger Effective Time has automatically been converted into the right to receive an amount in cash equal to the Merger Consideration (the “Operating Company Merger Consideration”), and all Operating Company Units, so converted, are no longer outstanding and have automatically been cancelled, retired and have ceased to exist.

Debt Repayment and Termination

On November 6, 2020, in connection with the Mergers, the Operating Company repaid all outstanding amounts owed under, and terminated, the Amended and Restated Credit Agreement with an aggregate outstanding amount of $242.6 million and the FirstBank Term Loans with an aggregate outstanding amount of $41.2 million. The Company did not incur any material early termination penalties as a result of these terminations. The Company also terminated the interest rate swaps and interest rate caps related to the Amended and Restated Agreement resulting in a loss on termination of $1.1 million.

Vesting of Restricted Stock and Payment of LTIP Payments

On November 6, 2020, in connection with the Mergers, all previously unvested shares of restricted common stock of the Company vested fully, and employees of the Company who held such shares received the merger consideration in connection with the Mergers. The amount received in respect of previously unvested restricted common stock totaled $2.6 million.

In addition, on November 6, 2020, in connection with the Mergers, a substantial majority of LTIP units granted to certain of the Company’s employees under its Long-Term Incentive Plan vested fully, and employees of the Company who held such LTIP units received an amount per vested LTIP unit equal to the merger consideration per share paid in connection with the Mergers. The amount received in respect of vesting of LTIP units totaled $1.0 million.

JPMorgan Debt Agreements

In connection with the Closing of the Mergers, on November 6, 2020, the Company entered into four debt agreements with JPMorgan Chase Bank, National Association (“JPMorgan”). The JPMorgan debt agreements consist of (a) a Loan Agreement with respect to a $305 million mortgage loan, (b) a Loan Agreement with respect to a $60 million senior mezzanine loan, (c) a Loan Agreement with respect to a $50 million junior mezzanine loan, and (d) a Master Repurchase Agreement with respect to repurchase loans with a principal amount of approximately $96.7 million. The first three loans have a term of two years, with the ability of the Company to extend for an additional year. The fourth loan has a three-year initial term, with the ability of the Company to exercise two one-year extensions. The interest for each loan is based on Libor plus an applicable margin.

Securities Purchase Agreement

On November 6, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Extra Space Storage, LP (“Extra Space”) under which Extra Space purchased 2,000 shares of the Company’s newly designated Series A Preferred Stock (the “Series A Preferred Stock”), 100,000 shares of the Company’s newly designated Series B Preferred Stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”) and 100 units of the Operating Company’s newly designated Series C Units, for an aggregate purchase price of $300 million. The sale was made under Section 4(a)(2) of the Securities Act

The terms of the Series A Preferred Stock, including the payment of dividends, liquidation preference, redemption rights, and negative covenants, are set forth in the articles supplementary for the Series A Preferred Stock (the “Series A Articles Supplementary”). The terms of the Series B Preferred Stock, including the payment of dividends, liquidation preference, redemption rights, and negative covenants, are set forth in the articles supplementary for the Series B Preferred Stock (the “Series B Articles Supplementary”).

The Company used the net proceeds from the JPMorgan loans and the Preferred Stock to finance the transactions contemplated by the Mergers, and for working capital or other general corporate purposes.

Amended and Restated Limited Liability Company Agreement of the Operating Company

On November 6, 2020, the Operating Company entered into its Amended and Restated Limited Liability Company Agreement, to provide for, among other things, the creation and designation of Series A Preferred Units, Series B Preferred Units and Series C Units.

Investment Activity

Overview of total investment activity

As of September 30, 2020, our self-storage investment portfolio consists of 34 wholly-owned self-storage facilities, 29 on-balance sheet development property investments with a Profits Interest (17 of which are secured by facilities in lease-up and eight of which are secured by facilities under construction, and four of which are forgone investments, as described further below), five development property investments with a profits interest in our SL1 Venture (all of which are secured by facilities in lease-up), and six self-storage facilities wholly-owned by the SL1.

	# Properties	# of Properties Open and Operating	# of Properties Under Construction	Size (NRSF)	Total JCAP Investment Commitment (in thousands)
On-balance sheet
Wholly Owned Assets	34	34	0	2,505,254	$472,616
Development Property Investments	25	17	8	2,211,552	$294,293
Forgone Investments	4	0	0	0	$14,584
Joint Venture
Wholly Owned Assets	6	6	0	441,675	$6,640
Development Property Investments	5	5	0	386,559	$783

On-balance sheet investment activity

Our on-balance sheet self-storage investments at September 30, 2020, consisted of the following:

●Wholly-Owned Property Investments – As of September 30, 2020, we had acquired 100% of the membership interests in the LLCs of 34 of our previous development property investments, resulting in the ownership of 34 self-storage facilities, as described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Orlando 1/2	5/1/2016	8/9/2017	$15,830	$(1,798)	$14,032	93,965	54	95.1%
Jacksonville 1	8/12/2016	1/10/2018	11,664	(1,298)	10,366	59,848	51	91.3%
Atlanta 2	5/24/2016	2/2/2018	11,859	(1,126)	10,733	66,187	53	92.1%
Atlanta 1	5/25/2016	2/2/2018	13,204	(1,144)	12,060	71,718	53	94.5%
Pittsburgh	5/11/2017	2/20/2018	10,085	(691)	9,394	47,828	42	77.5%

Charlotte 1	8/18/2016	8/31/2018	12,783	(1,142)	11,641	86,850	50	81.9%
New York City 1	9/29/2017	12/21/2018	25,954	(1,912)	24,042	105,142	37	95.3%
New Haven	12/16/2016	3/8/2019	11,055	(947)	10,108	64,225	47	94.4%
Miami	2/10/2020	7/2/2019	20,618	(282)	20,336	69,839	9	46.7%
Jacksonville 2	3/27/2018	8/16/2019	11,613	(657)	10,956	70,255	31	80.6%
Miami 4	10/9/2016	9/17/2019	24,192	(1,849)	22,343	74,635	49	93.7%
Miami 5	8/13/2018	9/17/2019	15,180	(682)	14,498	77,075	27	86.5%
Miami 6	8/12/2016	9/17/2019	20,077	(1,465)	18,612	76,665	51	93.3%
Miami 7	3/26/2018	9/17/2019	21,547	(1,108)	20,439	86,330	31	84.6%
Miami 8	12/12/2016	9/17/2019	15,574	(1,196)	14,378	51,923	47	95.8%
Charlotte 2	8/30/2018	2/10/2020	16,643	(557)	16,086	76,595	26	70.5%
Atlanta 3	8/6/2019	2/10/2020	19,720	(435)	19,285	93,283	15	43.5%
Atlanta 5	4/8/2019	2/10/2020	24,498	(504)	23,994	87,150	19	57.3%
Louisville 1	8/15/2018	2/10/2020	12,187	(473)	11,714	69,663	27	77.4%
Atlanta 6	10/15/2018	2/10/2020	17,830	(524)	17,306	82,015	25	70.0%
Knoxville	11/30/2018	2/10/2020	12,929	(494)	12,435	83,560	23	53.4%
Boston 2	3/19/2019	2/14/2020	13,059	(409)	12,650	72,545	19	73.7%
Fort Lauderdale	5/2/2019	2/14/2020	18,779	(286)	18,493	40,893	18	56.9%
Atlanta 4	7/12/2018	2/21/2020	21,288	(629)	20,659	103,543	28	59.5%
Raleigh	3/8/2018	4/10/2020	8,658	(253)	8,405	06,146	32	94.3%
Jacksonville 3	11/6/2018	5/6/2020	12,483	(268)	12,215	68,100	24	69.1%
Louisville 2	8/31/2018	6/30/2020	12,723	(163)	12,560	65,921	26	64.1%
Baltimore 1	11/20/2018	6/30/2020	13,983	(162)	13,821	76,603	23	57.5%
Minneapolis 2	3/14/2019	6/30/2020	11,957	(112)	11,845	88,898	20	63.7%
Minneapolis 1	9/3/2019	6/30/2020	14,269	(131)	14,138	83,648	14	46.3%
Minneapolis 3	12/13/2019	6/30/2020	13,727	(117)	13,610	87,375	11	59.1%
New York City 2	12/28/2018	7/15/2020	29,198	(317)	28,881	40,951	22	56.9%
Orlando 3	7/26/2018	7/31/2020	11,323	(184)	11,139	69,558	27	77.4%
Denver 1	6/28/2019	7/31/2020	10,914	(96)	10,818	59,524	16	61.2%
Total Owned Properties			$537,403	$(23,410)	$513,993	2,458,456	31	73.2%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of November 1, 2020.
(3)	Average weighted based on NRSF.

●Development Property Investments - We had 29 investments totaling an aggregate committed principal amount of approximately $314.5 million to finance the ground-up construction of, or conversion of existing buildings into self-storage facilities. Each development property investment is generally funded as the developer constructs the project and is typically comprised of a first mortgage and a 49.9% Profits Interest to us. The loans are secured by first priority mortgages or deeds of trust on the projects and, in certain cases, first priority security interests in the membership interests of the owners of the projects. Loans comprising development property investments are non-recourse with customary carve-outs and subject to completion guaranties, are interest-only with a fixed interest rate of typically 6.9% per annum and typically have a term of 72 months. As of September 30, 2020, five of the development property investments totaling $55.0 million of aggregate committed amount were structured as preferred equity investments, which will be subordinate to a first mortgage loan expected to be procured from a third party lender for 60% to 70% of the cost of the project.

We have commenced foreclosure proceedings against the borrower of our $14.3 million Philadelphia development property investment because the borrower has defaulted under the loan by, among other things, failing to pay the general contractor. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $11.5 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2020.

We have also commenced foreclosure proceedings against the borrower of our $14.8 million Houston development property because the borrower has defaulted under the loan by, among other things, failing to pay interest and operating expenses with respect to the property. The total unpaid balance of the loan, before considering protective advances and unpaid interest, is $14.8 million. As the investment was a collateral dependent loan, we considered the fair value of the collateral when determining the fair value of the investment as of September 30, 2020.

As of September 30, 2020, the aggregate committed principal amount of our development property investments for which the underlying self-storage facility was open and operating was approximately $176.7 million and outstanding principal was $166.9 million, as described in more detail in the table below (dollars in thousands):

Location									Remaining
(MSA)	Investment	Date	Months	Size	% Physical			Funded	Unfunded	Fair
Address	Date	Opened	Open (1)	(NRSF) (2)	Occupancy (1)		Commitment	Investment	Commitment (3)	Value
Orlando 4 9001 Eastmar Commons	8/30/2017	1/16/2019	22	76,340	76.1%		9,037	8,329	708	10,376
Orlando 5 7360 W Sand Lake Rd	6/7/2018	12/27/2019	10	75,762	41.7%		12,969	12,057	912	13,885
Orlando MSA			16	152,102	59.0%	(7)	$22,006	$20,386	$1,620	$24,261
Tampa 4 3201 32nd Ave S	6/12/2017	10/9/2018	25	72,615	73.0%		10,266	10,014	252	13,317
Tampa 3 2460 S Falkenburg Rd	5/19/2017	11/29/2018	23	70,464	86.3%		9,224	8,618	606	10,561
Tampa 2 9125 Ulmerton Rd	5/2/2017	5/9/2019	18	74,057	72.7%		8,091	7,984	107	9,444
Tampa MSA			22	217,136	77.2%	(7)	$27,581	$26,616	$965	$33,322
New York City 5 374 S River St	12/28/2017	3/9/2020	8	90,725	44.0%		16,073	16,064	9	17,646
New York City 4 6 Commerce Center Dr	12/15/2017	7/9/2020	4	78,240	10.1%		10,591	9,747	844	11,435
New York City MSA			6	168,965	28.3%	(7)	$26,664	$25,811	$853	$29,081
Milwaukee 420 W St Paul Ave	7/2/2015	10/9/2016	49	81,469	81.9%		7,650	7,648	2	8,316
Austin 251 North A W Grimes Blvd	10/27/2015	3/16/2017	44	76,134	94.8%		8,658	8,184	474	8,071
Boston 1 (4) 329 Boston Post Rd E	6/29/2017	8/8/2018	27	90,503	64.3%		-	-	-	3,850
New Orleans 2705 Severn Ave	2/24/2017	12/21/2018	22	86,695	60.0%		12,549	12,371	178	15,017
Philadelphia (5)(6) 550 Allendale Rd	3/30/2018	4/25/2019	18	69,880	58.6%		14,338	11,536	3,264	11,313
Houston (6) 1050 Brittmoore Rd	3/1/2017	5/21/2019	17	131,845	33.4%		14,825	14,825	-	15,661
Stamford (5) 370 West Main St	3/15/2019	10/24/2019	12	34,495	72.6%		2,904	3,222	-	5,479
Kansas City 510 Southwest Blvd	5/23/2018	12/12/2019	11	76,822	52.4%		9,968	8,754	1,214	10,489
Atlanta 7 2915 Webb Rd	5/15/2018	3/23/2020	7	74,452	28.8%		9,418	8,502	916	9,948
Miami 3 (5) 120-132 NW 27th Ave	11/16/2017	6/19/2020	4	96,295	21.4%		20,168	19,093	1,745	21,914
Total Completed Development Investments			19	1,356,793	55.0%	(7)	$176,729	$166,948	$11,231	$196,722
(1)	As of November 1, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.
(4)	This loan was repaid in full through a refinancing negotiated by our partner. The investment represents our 49.9% Profits Interest which was retained during the transaction.
(5)	The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.
(6)	The Company has commenced foreclosure proceedings against the borrower.
(7)	Average weighted based on NRSF.

As of September 30, 2020, the underlying self-storage facilities of eight of our 29 development property investments were classified as under construction, representing an aggregate committed principal amount of approximately $137.7 million and outstanding principal of $101.8 million. In addition, we have re-assessed four development projects for which either development or construction has not yet commenced and communicated our intent to forgo those projects with the respective developers. The aggregate outstanding principal of these investments is $14.6 million as of September 30, 2020. We and our respective developer partners on these investments are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest, but, more importantly, we are no longer obligated to fund the balance of those commitments, which positively affects our liquidity.

The eight investments under construction that are expected to be continued and funded are described in more detail in the table below (dollars in thousands):

	Location			Remaining				Estimated
	(MSA)		Funded	Unfunded	Fair	Size	Construction	C/O
Closing Date	Address	Commitment	Investment	Commitment	Value	(NRSF) (1)	Start Date	Quarter (3)
9/14/2017	Los Angeles 1 959 W Hyde Park Blvd	28,750	10,923	17,827	11,143	120,038	Q3 2020	Q4 2021
9/14/2017	Miami 1 4250 SW 8th St	14,657	14,463	194	15,657	69,555	Q2 2018	Q4 2020
6/12/2018	Los Angeles 2 (3) 7855 Haskell Ave	9,298	9,659	649	10,384	117,097	Q1 2020	Q2 2021
3/1/2019	New York City 6 435 Tompkins Ave	18,796	4,297	14,499	4,311	76,250	Q3 2020	Q3 2021
4/18/2019	New York City 7 (3) 14 Merrick Rd	23,462	15,781	8,050	17,374	95,331	Q3 2019	Q1 2021
5/8/2019	New York City 8 (3) 74 Bogart St	21,000	23,073	—	23,492	193,763	Q4 2020	Q1 2022
7/11/2019	New York City 9 (3) 74-16 Grand Ave	13,095	14,218	—	14,177	105,950	Q3 2020	Q4 2021
8/21/2019	New York City 10 (3) 1401 4th Ave	8,674	9,346	—	9,290	76,775	Q3 2019	Q2 2021
Total Development Investments in Progress		$137,732	$101,760	$41,219	$105,828	854,759
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	Estimated C/O dates represent the Company’s best estimate as of September 30, 2020 based on project specific information learned through underwriting and communications with respective developers. These dates are subject to change due to unexpected project delays/efficiencies.
(3)	The funded amount of these investments include PIK interest accrued on our loan or interest accrued on our preferred equity investment, as applicable. These interest amounts are not included in the commitment amount for each investment.

The four investments that we have elected to forgo are described in more detail in the table below (dollars in thousands):

	Location
	(MSA)	Funded	Fair
Closing Date	Address	Investment (2)	Value
10/12/2017	Miami 2 (1) 880 W Prospect Rd	1,661	1,459
10/30/2017	New York City 3 (1) 5203 Kennedy Blvd	8,261	7,916
5/1/2018	Miami 9 (1) 10651 W Okeechobee Rd	3,877	3,639
11/16/2018	Baltimore 2 8179 Ritchie Hwy	785	690
Total Forgone Investments		$14,584	$13,704
(1)	The funded amount of these investments include PIK interest accrued on our loan. These interest amounts are not included in the commitment amount for each investment.
(2)	We expect minimal additional fundings on these investments as we and our respective developer partners are in active dialogues concerning the repayment of our outstanding principal along with any current and future accrued interest. The New Yok City 3 investment was repaid in full subsequent to September 30, 2020.

Real estate venture activity

As of September 30, 2020, the SL1 Venture wholly owned the six self-storage properties described in more detail in the table below (dollars in thousands):

Location
(MSA)	Date	Date	Gross	Accumulated	Net	Size	Months	% Physical
Address	Opened	Acquired	Basis	Depreciation	Basis	(NRSF) (1)	Open (2)	Occupancy (2)
Jacksonville	7/26/2017	1/28/2019	$16,608	$(1,468)	$15,140	80,621	39	94.5%
Columbia	8/23/2017	6/24/2020	10,374	(337)	10,037	70,405	38	80.9%
Atlanta 2	9/14/2017	1/28/2019	10,850	(750)	10,100	70,014	38	89.9%
Denver	12/14/2017	1/28/2019	16,473	(1,142)	15,331	85,500	35	85.3%
Atlanta 1	4/12/2018	1/28/2019	13,283	(799)	12,484	71,117	31	72.9%
Raleigh	6/8/2018	11/7/2019	9,686	(534)	9,152	64,018	29	85.0%
Total Owned Properties			$77,274	$(5,030)	$72,244	441,675	35	85.0%	(3)
(1)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(2)	As of November 1, 2020.
(3)	Average weighted based on NRSF.

As of September 30, 2020, the SL1 Venture had five development property investments with a Profits Interest as described in more detail in the table below (dollars in thousands):

Location								Remaining
(MSA)	Investment	Date	Months	Size	% Physical		Funded	Unfunded	Fair
Address	Date	Opened	Open(1)	(NRSF)(2)	Occupancy(1)	Commitment	Investment	Commitment(3)	Value
Washington DC (4) 1325 Kenilworth Ave NE	4/15/2016	9/25/2017	34	90,405	88.7%	—	—	—	3,727
Miami 1 (4) 490 NW 36th St	5/14/2015	2/23/2018	29	75,770	93.7%	—	—	—	1,638
Fort Lauderdale (4) 812 NW 1st St	9/25/2015	7/26/2018	24	87,384	94.5%	—	—	—	4,211
Miami 2 (4) 1100 NE 79th St	5/14/2015	10/30/2018	21	73,890	91.4%	—	—	—	1,702
New Jersey 6 Central Ave	7/21/2016	1/24/2019	18	59,110	78.7%	7,828	7,471	357	8,880
Total Completed Development Investments			25	386,559	90.0% (5)	$7,828	$7,471	$357	$20,158

(1)	As of November 1, 2020.
(2)	The NRSF includes only climate controlled and non-climate controlled storage space. It does not include retail space, office space, non-covered RV space or parking spaces.
(3)	Commitment is fixed during underwriting at an amount deemed sufficient to cover interest carry and excess operating expenses over rental revenue during lease-up and deferred developer’s fees (if any) payable upon stabilization. Remaining unfunded commitment on completed projects is expected to be utilized primarily for such purposes. To the extent not needed for such purposes, such commitment will not be advanced.
(4)	The SL1 Venture’s loan was repaid in full through a refinancing initiated by the SL1 Venture’s partner. This investment represents the SL1 Venture’s 49.9% Profits Interest which was retained during the transaction.
(5)	Average weighted based on NRSF.

Critical Accounting Policies

During the nine months ended September 30, 2020 we added the following critical accounting policy:

Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of businesses acquired. During the nine months ended September 30, 2020, we recorded $4.7 million of Goodwill related to the Internalization and we have one reporting unit. Goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Subsequent to the Internalization transaction, we determined that dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets, and specifically our market capitalization, was a triggering event for an interim goodwill impairment test. In accordance with ASC 350, Intangibles - Goodwill and Other, since our common stock is traded in an active market, we calculated its fair value primarily based on our market capitalization as of March 31, 2020. The fair value calculated as of March 31, 2020, was determined to be below our carrying value. As a result, we recorded a goodwill impairment loss of $4.7 million for the nine months ended September 30, 2020 and there is no Goodwill as of September 30, 2020 or December 31, 2019.

Other than the item described above, there have been no significant changes to our critical accounting policies as disclosed in the 2019 Form 10-K.

Recent Accounting Pronouncements

See Note 2 to the accompanying interim consolidated financial statements, Significant Accounting Policies, for a discussion of recent accounting pronouncements.

Results of Operations

The following discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the unaudited interim consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report.

Comparison of the three months ended September 30, 2020 and September 30, 2019:

(Dollars in thousands)	Three months ended
	September 30, 2020	September 30, 2019
Revenues:
Interest income from investments	$5,553	$10,216
Rental and other property-related income from real estate owned	6,287	1,988
Other revenues	38	45
Total revenues	11,878	12,249

Costs and expenses:
General and administrative expenses	2,592	2,137
Fees to Manager	—	2,131
Property operating expenses of real estate owned	3,781	989
Depreciation and amortization of real estate owned	5,414	1,372
Internalization expenses	10	268
Merger expenses	5,031	—
Total costs and expenses	16,828	6,897

Operating income (loss)	(4,950)	5,352

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(2,041)	165
Net unrealized gain on investments	4,540	7,974
Interest expense	(3,196)	(2,546)
Other interest income	16	9
Total other income (loss)	(681)	5,602
Net income (loss)	$(5,631)	$10,954
Net income attributable to preferred stockholders	(5,309)	(5,157)
Less: Net loss attributable to non-controlling interests	1,005	—
Net income (loss) attributable to common stockholders	$(9,935)	$5,797

Revenues

Total interest income from investments for the three months ended September 30, 2020 was $5.6 million, a decrease of approximately $4.7 million, or 46%, from the three months ended September 30, 2019. The decrease is primarily attributable to a decrease in the principal amount of development loans and bridge loans outstanding as a result of acquiring our developer’s interests in 26 self-storage facilities during the second half of 2019 and the nine months ended September 30, 2020, which are no longer generating interest income. Rental revenue from real estate owned during the three months ended September 30, 2020 increased $4.3 million, or 216%, to $6.3 million compared to $2.0 million from real estate owned during the prior year period. This increase is the result of 26 acquisitions mentioned above, coupled with increased property net operating income on existing real estate owned resulting from higher occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses (dollars in thousands):

	Three months ended
	September 30, 2020	September 30, 2019
Compensation and benefits	$1,598	$1,445
Occupancy	87	101
Business development	27	65
Professional fees	509	224
Other	371	302
General and administrative expenses	$2,592	$2,137
Fees to Manager	—	2,131
Total general and administrative expenses	$2,592	$4,268

Total general and administrative expenses

Total general and administrative expenses for the three months ended September 30, 2020 were $2.6 million, a decrease of $1.7 million, or 39%, from the three months ended September 30, 2019, primarily as a result of the closing of the Internalization on February 20, 2020, as we no longer incur any Manager fees. Compensation and benefits increased primarily due to additional headcount and as a result of the Company becoming solely responsible for compensation of the Company’s chief executive officer and chief financial officer following the Internalization, which were previously paid primarily by the Manager. Compensation and benefits included non-cash expense of stock-based compensation of $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Professional fees increased primarily due to legal fees incurred during the three months ended September 30, 2020, in connection with foreclosure proceedings involving our Houston and Philadelphia development property investments. These foreclosure proceedings have progressed in the respective court systems of each jurisdiction resulting in an increase in fees.

Property-related expenses

Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other operating expenses

Internalization expenses of nil and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, consist of professional costs incurred related to Internalization.  The Company also incurred professional costs associated with the merger of $5.0 million and nil during the three months ended September 30, 2020 and 2019, respectively.

Other income (expense)

For the three months ended September 30, 2020 and 2019, we recorded other income (loss) of $(0.7) million and $5.6 million, respectively, which primarily relates to the net unrealized gain (loss) on investments. Other income (expense) for the three months ended September 30, 2020, includes an increase in the fair value of investments of $4.5 million, compared to an increase of $8.0 million for the comparable period in 2019. The year-over-year reduction in the increases in the fair value of investments for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily driven by the fact that fewer properties attained certificates of occupancy and the continued pace of acquisitions of developers’ interests over the last year. In addition, the reduction in the fair value increase was also driven by elongated economic stabilization timelines (i.e., slower physical lease-up and lower realized rates) of the majority of the underlying properties in our development investment portfolio caused primarily by the COVID-19 pandemic and the ongoing impact of new supply.

The $(2.0) million and $0.2 million of equity in earnings (losses) from unconsolidated real estate venture in the three months ended September 30, 2020 and 2019, respectively, relates to our allocated earnings from the SL1 Venture. The decrease in our equity in earnings from unconsolidated real estate venture for the nine months ended September 30, 2020 is primarily attributable to a $1.9 million expected loss on the settlement of Heitman’s puts on its profits interests in four properties in accordance with the terms of the JV agreement. Interest expense for the three months ended September 30, 2020 and 2019 was $3.2 million and $2.5 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Comparison of the nine months ended September 30, 2020 and September 30, 2019:

(Dollars in thousands)	Nine months ended
	September 30, 2020	September 30, 2019
Revenues:
Interest income from investments	$20,117	$27,578
Rental and other property-related income from real estate owned	14,982	5,075
Other revenues	143	312
Total revenues	35,242	32,965

Costs and expenses:
General and administrative expenses	8,817	6,273
Fees to Manager	1,230	6,203
Property operating expenses of real estate owned	8,454	2,538
Depreciation and amortization of real estate owned	13,319	3,491
Goodwill impairment loss	4,738	—
Internalization expenses	37,798	268
Merger expenses	5,031	—
Total costs and expenses	79,387	18,773

Operating income (loss)	(44,145)	14,192

Other income (expense):
Equity in earnings (losses) from unconsolidated real estate venture	(2,195)	407
Net unrealized gain (loss) on investments	(5,630)	28,847
Interest expense	(9,475)	(5,535)
Other interest income	38	30
Total other income (loss)	(17,262)	23,749
Net income (loss)	(61,407)	37,941
Net income attributable to preferred stockholders	(15,760)	(15,283)
Less: Net loss attributable to non-controlling interests	3,604	—
Net income (loss) attributable to common stockholders	$(73,563)	$22,658

Revenues

Total interest income from investments for the nine months ended September 30, 2020 was $20.1 million, a decrease of approximately $7.5 million, or 27%, from the nine months ended September 30, 2019. The decrease is primarily attributable to a decrease in the principal amount of development loans and bridge loans outstanding as a result of the acquisitions of 27 additional self-storage facilities which are no longer generating interest income. We also had rental revenue of $15.0 million and $5.1 million from real estate owned during the nine months ended September 30, 2020 and 2019, respectively that has increased primarily due to the timing of the acquisitions of the properties generating these revenues.  This increase is the result of 27 acquisitions coupled with increased property net operating income on existing real estate owned resulting from higher occupancy and rental rates.

Expenses

The following table provides a detail of total general and administrative expenses, excluding fees to Manager  (dollars in thousands):

	Nine months ended
	September 30, 2020	September 30, 2019
Compensation and benefits	$5,317	$3,907
Occupancy	298	310
Business development	107	169
Professional fees	2,001	995
Other	1,094	892
General and administrative expenses	$8,817	$6,273
Fees to Manager	1,230	6,203
Total general and administrative expenses	$10,047	$12,476

Total general and administrative expenses

Total general and administrative expenses for the nine months ended September 30, 2020 were $10.0 million, a decrease of $2.4 million, or 19%, from the nine months ended September 30, 2019 primarily due to the closing of the Internalization on February 20, 2020, as we no longer incur any Manager fees. Compensation and benefits increased primarily due to annual compensation increases, as well as the addition of two professional employees during the third quarter of 2019 who were hired for various functions rendered necessary by our continuing conversion to an equity REIT. Compensation and benefits expense also increased as a result of the Company becoming solely responsible for compensation of the Company’s chief executive officer and chief financial officer. Prior to the Internalization, the Manager paid for a majority of the compensation related expenses of the chief executive officer and chief financial officer. Compensation and benefits included non-cash expense of stock-based compensation of $1.9 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively. Professional fees increased primarily due to legal fees incurred during the nine months ended September 30, 2020 in connection with foreclosure proceedings involving our Houston and Philadelphia development property investments.  These foreclosure proceedings have progressed in the respective court systems of each jurisdiction resulting in an increase in fees.

Goodwill impairment loss

Goodwill impairment loss of $4.7 million represents a loss recorded due to an interim impairment assessment caused by the dramatically deteriorating macroeconomic conditions driven by the impact of COVID-19 on capital markets and specifically the Company’s reduced market capitalization. The Company determined that the fair value of its single reporting unit was below its carrying value. As a result, the Company recorded a goodwill impairment loss of $4.7 million for the nine months ended September 30, 2020. No such loss was recorded for the nine months ended September 30, 2019.

Property-related expenses

Property operating expenses of real estate owned and depreciation and amortization of real estate owned relate to the operating activities of our self-storage real estate owned and has increased primarily due to the timing of the acquisitions of the properties generating these expenses.

Other operating expenses

Internalization expenses of $37.8 million during the nine months ended September 30, 2020 consist of $37.4 million of expense recognized as a result of the settlement of a preexisting contractual relationship in connection with the internalization and $0.4 million of professional costs incurred related to Internalization.  The Company incurred $0.3 million of internalization expenses during the nine months ended September 30, 2019.  The Company also incurred professional costs associated with the merger of $5.0 million and nil during the nine months ended September 30, 2020 and 2019, respectively.

Other income (expense)

For the nine months ended September 30, 2020 and 2019, we recorded other income (loss) of $(17.3) million and $23.7 million, respectively, which primarily relates to the net unrealized gain (loss) on investments. Other income (expense) for the nine months ended September 30, 2020, includes a decrease in the fair value of investments of $5.6 million, compared to an increase of $28.8 million for the comparable period in 2019. The decrease in fair value was primarily driven by 1) elongated economic stabilization timelines (slower physical lease-up and lower realized rates) of the majority of the underlying properties in our development investment portfolio caused by the COVID-19 pandemic as well as the ongoing impact of new supply and 2) the net impact of debt valuations, which were negatively impacted by the dramatic increase in credit spreads during the first half of 2020 caused by the pandemic and resulting economic downturn. The year-over-year reduction in the increases in the fair value of investments for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily driven by the aforementioned impacts as well as the fact that fewer properties attained certificates of occupancy and the continued pace of acquisitions of developers’ interests over the last year.

The $(2.2) million and $0.4 million of equity in earnings (loss) from unconsolidated real estate venture in the nine months ended September 30, 2020 and 2019, respectively, relates to our allocated earnings from the SL1 Venture. The SL1 Venture has elected the fair value option of accounting for its development property investments. The decrease in our equity in earnings from unconsolidated real estate venture for the nine months ended September 30, 2020 is primarily attributable to a $1.9 million expected loss on the settlement of Heitman’s puts on its profits interests in four properties in accordance with the terms of the JV agreement. Interest expense for the nine months ended September 30, 2020 and 2019 was $9.5 million and $5.5 million, respectively, and relates primarily to amortization of deferred financing costs and interest incurred on our Credit Facility and term loans. Other interest income relates to interest earned on our cash deposits.

Adjusted Earnings

Adjusted Earnings is a performance measure that is not specifically defined by GAAP and is defined as net income (loss) attributable to common stockholders (computed in accordance with GAAP) plus stock dividends to preferred stockholders, stock-based compensation expense, net loss attributable to non-controlling interests, fees to Manager, depreciation and amortization on real estate assets, depreciation and amortization on SL1 Venture real estate assets, goodwill impairment loss, internalization expenses and merger expenses. Fees to Manager have been included in Adjusted Earnings for all periods through December 31, 2019 as at that time they related to our then-ongoing business operations as an externally-managed company. For periods subsequent to December 31, 2019, Fees to Manager are not included in Adjusted Earnings as they no longer relate to our ongoing business operations as an internally-managed company following the Internalization. We have paid a prorated management fee to the Manager for the period during the first quarter of 2020 prior to the completion of the Internalization and will no longer pay management fees going forward.

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

The following tables are reconciliations of Adjusted Earnings to net income attributable to common stockholders (dollars in thousands):

	Three months ended
	September 30, 2020	September 30, 2019
Net income (loss) attributable to common stockholders	$(9,935)	$5,797
Plus: stock dividends to preferred stockholders	2,125	2,125
Plus: stock-based compensation	436	549
Plus: net loss attributable to non-controlling interests	(1,005)	—
Plus: depreciation and amortization on real estate assets	5,414	1,372
Plus: depreciation and amortization on SL1 Venture real estate assets	81	82
Plus: internalization expenses	10	268
Plus: merger expenses	5,031	—
Adjusted Earnings	$2,157	$10,193

	Nine months ended
	September 30, 2020	September 30, 2019
Net income (loss) attributable to common stockholders	$(73,563)	$22,658
Plus: stock dividends to preferred stockholders	6,375	6,375
Plus: stock-based compensation	1,857	1,596
Plus: net loss attributable to non-controlling interests	(3,604)	—
Plus: fees to Manager	1,230	—

Plus: depreciation and amortization on real estate assets	13,319	3,491
Plus: depreciation and amortization on SL1 Venture real estate assets	192	219
Plus: goodwill impairment loss	4,738	—
Plus: internalization expenses	37,798	268
Plus: merger expenses	5,031	—
Adjusted Earnings (loss)	$(6,627)	$34,607

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

Our liquidity position is dependent on our ability to borrow under our Credit Facility and, to a lesser extent, our ability to issue common stock under our ATM Program or otherwise or our ability to liquidate or procure repayment of investments and recycle capital. As described below, in March 2020, we increased the size of our Credit Facility to $375.0 million with the ability to increase the capacity up to $750.0 million pursuant to an accordion feature. However, despite this increase in the potential borrowing capacity, our ability to use our Credit Facility is subject to borrowing base requirements. Our borrowing base capacity is in part tied to the fair value of our portfolio investments. Our borrowing base capacity did not significantly decrease as a result of the decrease in fair value of our investments for the nine months ended September 30, 2020. However, we can provide no assurances that our borrowing base capacity will remain constant or increase in future periods. Future declines in fair value could cause our borrowing base capacity to decrease, which would limit our liquidity position. In certain circumstances, a decline in our borrowing base capacity could cause us to be overdrawn on our Credit Facility, which would cause a default. Furthermore, we do not intend to issue common stock under our ATM Program or otherwise at current market prices, which further limits our liquidity position. We intend to monitor our stock price and liquidity position to determine when it is appropriate to issue common stock.

Cash Flows

The following table sets forth changes in cash and cash equivalents (dollars in thousands):

	Nine months ended September 30,
	2020	2019
Net income (loss)	$(61,407)	$37,941
Adjustments to reconcile net income (loss) to net cash used in operating activities:	53,249	(46,750)
Net cash used in operating activities	(8,158)	(8,809)
Net cash used in investing activities	(33,679)	(136,367)
Net cash provided by financing activities	60,742	143,422
Change in cash and cash equivalents	$18,905	$(1,754)

Cash increased $18.9 million during the nine months ended September 30, 2020 as compared to a decrease in cash of $1.8 million during the nine months ended September 30, 2019. Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $8.2 million and $8.8 million, respectively. The primary components of cash used in operating activities during the nine months ended September 30, 2020 were net loss adjusted for non-cash transactions of $10.1 million offset by the increase in cash from working capital of $1.6 million and $0.2 million of return on investment from the SL1 Venture. The primary components of cash used in operating activities during the nine months ended September 30, 2019 were net income adjusted for non-cash transactions of $7.5 million and the change in cash from working capital of $1.7 million, offset by $0.3 million of return on investment from the SL1 Venture.

Net cash used in investing activities for the nine months ended September 30, 2020 and 2019 was $33.7 million and $136.4 million, respectively. For the nine months ended September 30, 2020, the cash used for investing activities consisted primarily of $30.0 million to purchase the developers’ interest in nineteen of our development property investments and $26.2 million to fund investments, offset, in part, by $4.7 million in return of capital from the SL1 Venture and $18.1 million in repayments of development property investments and other loans. For the nine months ended September 30, 2019, the cash used for investing activities consisted primarily of $129.3 million to fund investments, $10.3 million to purchase the developers’ interest in three of our development property investments and our all five of our bridge investments,  $1.3 million in capital additions to our self-storage real estate owned, offset, in part, by $3.8 million in return of capital from the SL1 Venture.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $60.7 million and primarily related to $74.7 million of net proceeds received from the Credit Facility, $15.0 million of net proceeds from common stock issuances, offset, in part, by $28.5 million of dividends paid. For the nine months ended September 30, 2019, net cash provided by financing activities totaled $143.4 million and primarily related to $124.3 million of net proceeds received from the Credit Facility, $34.6 million of net proceeds from common stock issuances, $16.0 million of net proceeds received from term loans, offset, in part, by $30.9 million of dividends paid.

Liquidity Outlook and Capital Requirements

As of September 30, 2020, we had remaining unfunded commitments of $52.5 million, including non-cash interest reserves of approximately $14.1 million, related to our investment portfolio and SL1 Venture. Of the remaining unfunded commitments of $52.5 million, the amounts are estimated to be funded on the following schedule.

Future Fundings for Investments	2020	2021	2022	2023 and thereafter	Total
Estimated Funding Amount	$7,110	$32,764	$10,671	$1,905	$52,450

We expect to fund the remaining unfunded commitments primarily with cash on hand, borrowings under our Credit Facility, recycled capital from loan repayments or property dispositions and, if we deem market prices to be attractive, future issuances of common stock.

As of September 30, 2020, we had $22.2 million of cash on hand and $41.8 million of remaining current borrowing capacity under our Credit Facility. In addition, we have $91 million of potential availability as assets are added to the borrowing base to increase borrowing capacity and a $375.0 million accordion feature under our Credit Facility, which is subject to various conditions, including obtaining commitments from lenders for the additional amounts. We may also use any combination of the following additional capital sources to fund capital needs:

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

Credit Facility

On March 26, 2020, we entered into a second amendment and restatement of the Credit Facility to, among other things allow up to $375 million of borrowings and an accordion feature permitting expansion up to $750 million. Our development property investments are eligible to be added to the base of collateral available to secure loans under the Credit Facility once they receive a certificate of occupancy, thereby increasing the borrowing capacity under the Credit Facility. Accordingly, we believe our availability under the Credit Facility will increase substantially over the next twelve months as construction on several investments in our investment portfolio are completed. However, we can provide no assurances that we will have access to the full amount of the Credit Facility. As of September 30, 2020, we had $242.0 million outstanding of our $283.8 million in total availability under the Credit Facility. As of November 5, 2020, we had $242.0 million outstanding of our $279.5 million in total availability under the Credit Facility, and we had approximately $24 million of cash on hand.

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

Leverage Policies

To date, we have funded a substantial portion of our investments with the net proceeds from offerings of our common stock, including our ATM Programs, proceeds from the issuance of our Series A Preferred Stock, and proceeds from the issuance of our Series B Preferred Stock. At September 30, 2020, we had total indebtedness of $283.2 million, or 32% of total assets. During 2020, we expect to utilize borrowings under our Credit Facility along with the other sources of capital described herein to fund our investment commitments. Our investment guidelines state that our leverage will generally be 25% to 35% of our total assets. Additionally, as long as shares of Series A Preferred Stock remain outstanding, we are required to maintain a ratio of debt to total tangible assets determined under GAAP of no more than 0.4:1, measured as of the last day of each fiscal quarter. Our Credit Facility contains certain financial covenants including: (i) total consolidated indebtedness not exceeding 45% of gross asset value during the period between March 26, 2020 and December 31, 2020, and (ii) 50% of gross asset value during the period between January 1, 2021 through the maturity of the Credit Facility; (ii) a minimum fixed charge coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to consolidated fixed charges) of not less than (i) 1.15 to 1.00 during the period between March 26, 2020 and December 31, 2020, unless there has been a Material Acquisition in which case the fixed charge coverage ratio is reduced to 1.05 to 1.00 (ii) 1.20 to 1.00 during the period between January 1, 2021 and December 31, 2021 and (iii) 1.40 to 1.00 during the period between January 1, 2022 through the maturity of the Credit Facility; (iii) a minimum consolidated tangible net worth (defined as gross asset value less total consolidated indebtedness) of $360.5 million plus 75% of the sum of any additional net offering proceeds; (iv) when the outstanding balance under the Credit Facility exceeds $50 million, unhedged variable rate debt cannot exceed 40% of consolidated total indebtedness; (v) must maintain liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the three months after each date of determination and (ii) $25 million for the period between March 26, 2020 and December 31, 2020 or, on and after January 1, 2021, liquidity of no less than the greater of (i) future funding commitments of the Company and its subsidiaries for the six months following each date of determination and (ii) $25 million; (vi) a debt service coverage ratio (defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to our consolidated interest expense and debt principal payments for any given period) of 2.00 to 1.00; and (vii) a requirement to maintain at all times a minimum of 25 Borrowing Base Assets with an aggregate borrowing base availability of not less than (i) $150 million for the period between March 26, 2020 and December 31, 2020, and (ii) $250 million for the period between January 1, 2021 through the maturity of the Credit Facility.

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

Contractual Obligations and Commitments

The following schedule depicts the impact of interest rate swaps and interest rate caps on our debt as of September 30, 2020:

	Principal	LIBOR	Margin	Effective Interest Rate	Effective Date	Maturity
Term Loans under interest rate swaps	$34,088	2.29%	2.25%	4.54%	6/3/2019	8/1/2021
Term Loan under interest rate swap	7,087	1.60%	2.25%	3.85%	8/13/2019	8/1/2021
Secured revolving credit facility under interest rate cap(1)	22,000	0.16%	2.49%	2.65%	6/25/2019	12/28/2021
Secured revolving credit facility under interest rate cap(2)	20,000	0.16%	2.49%	2.65%	3/18/2020	12/28/2021
Secured revolving credit facility under interest rate swap	100,000	0.36%	2.49%	2.85%	5/1/2020	3/24/2023
Secured revolving credit facility under interest rate cap(3)	100,000	0.16%	2.49%	2.65%	5/6/2020	3/24/2023
	$283,175
(1)The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 2.50% is reached.
(2)The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 1.50% is reached.
(3)The effective interest rate represents the average on the underlying variable debt unless the LIBOR cap rate of 0.50% is reached.

At September 30, 2020, we had $52.5 million of unfunded loan commitments related to our investment portfolio and $.05 million related to the SL1 Venture. These commitments are primarily funded over the 12-30 months following the investment closing date as construction is completed.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any relationships, including those with unconsolidated entities or financial partnerships, for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

For a discussion of dividends payable on our Series A Preferred Stock and Series B Preferred Stock outstanding prior to consummation of the Mergers, see Note 9, Stockholders Equity.

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

The following fluctuations in the market yields/discount rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in market yields/discount rates (in millions)	September 30, 2020	December 31, 2019
Up 25 basis points	$(1.1)	$(2.1)
Down 25 basis points, subject to a minimum yield/rate of 10 basis points	0.5	2.2

Up 50 basis points	(2.2)	(4.2)
Down 50 basis points, subject to a minimum yield/rate of 10 basis points	0.5	4.5

The following fluctuations in the capitalization rates would have had the following impact on the fair value of our investments:

	Increase (decrease) in fair value of investments
Change in capitalization rates (in millions)	September 30, 2020	December 31, 2019
Up 25 basis points	$(4.8)	$(10.2)
Down 25 basis points	5.2	11.1

Up 50 basis points	(9.5)	(19.4)
Down 50 basis points	11.0	23.4

Interest Rate Risk

As of September 30, 2020, the effect of our hedge agreements was to fix the interest rate on our $41.2 million variable rate term loans and our Credit Facility. Based on our current debt balances and interest rate swaps and caps in effect as of September 30, 2020, a one hundred basis point increase/decrease in the 30 day LIBOR interest rate would have the following impact on our annual cash interest expense:

Increase (decrease) in annual cash interest expense
Change in 30 Day LIBOR	September 30, 2020
Up 100 basis points	$0.8
Down 100 basis points	(0.2)

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to our company and our consolidated subsidiaries is made known to management, including the CEO and CFO.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Note Regarding Forward-Looking Statements

We make statements in this Quarterly Report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). These forward-looking statements include, without limitation, statements about our estimates, expectations, predictions and forecasts of our future business plans and financial and operating performance and/or results, as well as statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. When we use the words “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” or similar expressions or their negatives, as well as statements in future tense, we intend to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, beliefs and expectations, such forward-looking statements are not predictions of future events or guarantees of future performance and our actual financial and operating results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such differences are described in the section entitled “Risk Factors” elsewhere in this Quarterly Report, our quarterly reports on Form 10-Q for the quarters ended March 31, 2020 (the “Q1 2020 10-Q") and June 30, 2020 (the “Q2 2020 10-Q”), which was filed with the SEC on May 8, 2020 and in our annual report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which was filed with the SEC on February 27, 2020, and in other filings we make with the SEC from time to time, which factors include, without limitation, the following:

●	the negative impact of the ongoing COVID-19 pandemic and the measures intended to prevent its spread, which, in addition to exacerbating the risks set forth below, may result in:
o	a prolonged global economic downturn, recession or depression;
o	reductions in move-ins at the properties that we own;
o	slower increases in physical occupancy, or decreases in occupancy, due to declines in discretionary household income and rates of consumption;
o	temporary holds on existing customer rental rate increases and the deferral of auctions of delinquent tenants initiated by our third-party managers, as well as slower rent collections and potential increases in uncollectible accounts;

o	the delay in construction or development of certain of our investments and the cancellation of certain potential investments;
o	adverse impacts on the value of our debt investments due to impairment of our developers’ ability to make timely payments and disruptions in the capital markets that have negatively impacted the values of debt instruments;
o	adverse impacts on assumptions made in evaluating our investments accounted for using the fair value method;
o	the interplay of the pandemic and over-development in the self-storage industry; and
o	the adverse impacts on developers and development with respect to which we have made investments;
●	our ability to successfully source, structure, negotiate and close investments in and acquisitions of self-storage facilities;
●	changes in our business strategy and the market’s acceptance of our investment terms;
●	our ability to fund our outstanding and future investment commitments;
●	our ability to acquire our developers’ interests on favorable terms;
●	our ability to complete construction, obtain certificates of occupancy and complete leasing for self-storage development projects in which we invest;
●	our ability to increase rental rates;
●	the future availability of borrowings under our credit facility (including borrowing base capacity, compliance with covenants and the availability of the accordion feature);
●	availability and terms of equity and debt capital, as well as our rate of deployment of such capital (which may worsen as result of the COVID-19 pandemic);
●	our ability to hire and retain qualified personnel;
●	our ability to recognize the anticipated benefits from the internalization of our manager;
●	changes in the self-storage industry, interest rates or the general economy;
●	the degree and nature of our competition;
●	volatility in the value of our assets carried at fair market value created by the current economic turmoil or otherwise;
●	potential limitations on our ability to pay dividends at expected rates or other changes to our dividend rate; and
●	limitations in our existing and future debt agreements on our ability to pay distributions.

Given these uncertainties, undue reliance should not be placed on our forward-looking statements. We assume no duty or responsibility to publicly update or revise any forward-looking statement that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. We urge you to review the disclosures concerning risks in the sections entitled “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report, the Q1 2020 10-Q, the Q2 2020 10-Q, the 2019 Form 10-K and in other filings we make with the SEC from time to time.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020..

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Unregistered Sales of Equity Securities

On July 30, 2020, the Operating Company issued 99,752 OC Units in connection with the acquisition of the developers’ interests in a self-storage property. The OC Units were issued pursuant to the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. OC Units may be tendered for redemption beginning on the first anniversary of issuance for cash, or at our option, shares of our common stock.

Repurchases of Common Stock

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a) JPMorgan Debt Agreements

In connection with the Closing of the Mergers, on November 6, 2020, the Company entered into four debt agreements with JPMorgan Chase Bank, National Association (“JPMorgan”). The JPMorgan debt agreements consist of (a) a Loan Agreement with respect to a $305 million mortgage loan, (b) a Loan Agreement with respect to a $60 million senior mezzanine loan, (c) a Loan Agreement with respect to a $50 million junior mezzanine loan, and (d) a Master Repurchase Agreement with respect to repurchase loans with a principal amount of approximately $96.7 million. The first three loans have a term of two years, with the ability of the Company to extend for an additional year. The fourth loan has a three-year initial term, with the ability of the Company to exercise two one-year extensions. The interest for each loan is based on Libor plus an applicable margin.

Securities Purchase Agreement

On November 6, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Extra Space Storage, LP (“Extra Space”) under which Extra Space purchased 2,000 shares of the Company’s newly designated Series A Preferred Stock (the “Series A Preferred Stock”), 100,000 shares of the Company’s newly designated Series B Preferred Stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”) and 100 units of the Operating Company’s newly designated Series C Units, for an aggregate purchase price of $300 million. The sale was made under Section 4(a)(2) of the Securities Act .

The terms of the Series A Preferred Stock, including the payment of dividends, liquidation preference, redemption rights, and negative covenants, are set forth in the articles supplementary for the Series A Preferred Stock (the “Series A Articles Supplementary”). The terms of the Series B Preferred Stock, including the payment of dividends, liquidation preference, redemption rights, and negative covenants, are set forth in the articles supplementary for the Series B Preferred Stock (the “Series B Articles Supplementary”).

The Company used the net proceeds from the JPMorgan loans and the Preferred Stock to finance the transactions contemplated by the Mergers, and for working capital or other general corporate purposes.

Amended and Restated Limited Liability Company Agreement of the Operating Company

On November 6, 2020, the Operating Company entered into its Amended and Restated Limited Liability Company Agreement, to provide for, among other things, the creation and designation of Series A Preferred Units, Series B Preferred Units and Series C Units.

Agreement Regarding Property Management and Right of First Offer

Concurrently with its entry into the Securities Purchase Agreement, the Company entered into the Agreement Regarding Property Management and Right of First Offer, by and among the Company, Extra Space and the other parties thereto, under which the Company agreed to engage an affiliate of the Extra Space to manage self-storage facilities owned by the Company and to provide Extra Space with a right of first offer to purchase real property sold by the Company or its subsidiaries.

Investor Rights Agreement

Concurrent with its entry into the Securities Purchase Agreement, the Company entered into an Investor Rights Agreement, under which the Company granted Extra Space certain rights related to its ownership of Preferred Stock, including the right to designate one nominee to the Company’s Board of Directors.

Amendments to the Company’s Articles

On November 6, 2020, in connection with the Closing of the Mergers, the Company amended and restated its Articles of Amendment and Restatement in connection with the filing of the Articles of Merger. The Company also filed the Series A Articles Supplementary and the Series B Articles Supplementary.

Appointment of Directors and Officers

On November 6, 2020, following the Closing of the Mergers, John A. Good and Matt McGraner were elected as members of the Company’s Board of Directors. Additionally, after filing the Series A Articles Supplementary and the Series B Articles Supplementary with the State of Maryland Department of Assessments and Taxation, Noah Springer was elected to the Board of Directors. Also on November 6, 2020, John A. Good was appointed to continue as the Chief Executive Officer of the Company and Matt McGraner was appointed President of the Company. Brian Mitts was also appointed Chief Financial Officer, Secretary and Treasurer of the Company, to replace Kelly P. Luttrell following the filing of this Quarterly Report.

(b)Not applicable

ITEM 6.  EXHIBITS

The exhibits listed in the accompanying Exhibit Index, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report.

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

JERNIGAN CAPITAL, INC.

Date: November 9, 2020	By:	/s/ John A. Good
John A. Good
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Kelly P. Luttrell
Kelly P. Luttrell
Senior Vice President, Chief Financial Officer, Treasurer and Corporate Secretary
(Principal Financial and Accounting Officer)